Form 10-Q
period 2000-06-30
CEPHEID
filed 2000-08-14
CIK 1037760

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                     COMMISSION FILE NUMBER
                                             -------------------

                        ---------------------------------

                                    CEPHEID

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                   77-0441625
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

           1190 BORREGAS AVENUE, SUNNYVALE, CALIFORNIA 94089-1302
                    (Address of principal executive offices)

                                 (408) 541-4191

              (Registrant's telephone number, including area code)

                        ---------------------------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ]   NO [X]

         AS OF AUGUST 1, 2000, THERE WERE 26,389,469 OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

===============================================================================

                                           CEPHEID
                                            INDEX

   Item                                                                           Page Number
---------------------------------------------------------------------------------------------
                                PART I. FINANCIAL INFORMATION

   1.    Financial Statements:

        a. Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ...3

        b. Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999  ......................................4

        c. Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999  ..............................................5

        d. Notes to Condensed Consolidated Financial Statements  ........................6-8


    2.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations  .............................................................9-11


    3.    Quantitative and Qualitative Disclosures of Market Risk........................12




                                 PART II. OTHER INFORMATION


    1.    Legal Proceedings  ............................................................12

    2.    Changes in Securities and Use of Proceeds .....................................12

    3.    Defaults Upon Senior Securities ...............................................13

    4.    Submission of Matters to Vote of Security Holders .............................13

    5.    Other Information  ............................................................13

    6     Exhibits and Reports on Form 8-K...............................................14

          Signatures  ...................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                    CEPHEID

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,       DECEMBER 31,
                                                         2000           1999(1)
                                                     ------------     ------------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ......................  $ 41,284,935     $  1,493,313
   Accounts receivable ............................     1,246,913          566,033
   Inventory ......................................       857,547          285,433
   Prepaid expenses and other current assets ......       395,294          434,998
                                                     ------------     ------------
     Total current assets .........................    43,784,689        2,779,777
Property and equipment, net .......................     2,706,726        2,077,844
Other assets ......................................        57,299           28,299
                                                     ------------     ------------
     Total assets .................................  $ 46,548,714     $  4,885,920
                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................  $    842,745     $    574,029
   Accrued compensation ...........................       555,718          345,796
   Other accrued liabilities ......................     1,095,586          490,231
   Deferred revenue ...............................            --          128,533
   Current portion of equipment financing .........       540,063          496,742
   Current portion of deferred rent ...............        17,671           12,313
                                                     ------------     ------------
     Total current liabilities ....................     3,051,783        2,047,644
Equipment financing, less current portion .........       921,087        1,205,066
Deferred rent, less current portion ...............        67,075           76,357
Commitments
Shareholders' equity:
   Convertible preferred stock ....................            --       13,565,965
   Common stock ...................................    60,358,248          350,690
   Additional paid-in capital .....................     7,814,156          766,005
   Note receivable from shareholder ...............       (69,000)         (69,000)
   Deferred stock-based compensation ..............    (5,223,092)        (552,466)
   Accumulated other comprehensive loss ...........        (5,171)              --
   Accumulated deficit ............................   (20,366,372)     (12,504,341)
                                                     ------------     ------------
     Total shareholders' equity ...................    42,508,769        1,556,853
                                                     ------------     ------------
     Total liabilities and shareholders' equity ...  $ 46,548,714     $  4,885,920
                                                     ============     ============


(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements at the date which are included in the Company's Form S-1, as amended, originally filed on April 7, 2000 with the Securities and Exchange Commission and related prospectus dated June 21, 2000. This balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                    CEPHEID

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)





                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                         2000           1999           2000            1999
                                                     -----------    -----------    ------------    -----------
Revenues:

Product revenue .................................    $  785,325     $       625    $    936,713    $       625
Contract revenue ................................       403,544         825,813       1,168,114      1,441,097
                                                     -----------    -----------    ------------    -----------
Total revenues ..................................      1,188,869        826,438       2,104,827      1,441,722

Operating costs and expenses:
Cost of product sales ............................       682,463          1,692         813,048          1,692
Research and development .........................     4,060,543      2,695,778       7,527,750      4,977,828
Selling, general and administrative ..............     1,276,509        319,498       2,006,664        608,470
                                                     -----------    -----------    ------------    -----------
Total operating costs and expenses ...............     6,019,515      3,016,968      10,347,462      5,587,990
                                                     -----------    -----------    ------------    -----------

Loss from operations .............................    (4,830,646)    (2,190,530)     (8,242,635)    (4,146,268)
Interest income, net .............................       221,767         41,163         380,604        125,888
                                                     -----------    -----------    ------------    -----------
Net loss .........................................    (4,608,879)    (2,149,367)     (7,862,031)    (4,020,380)

Deemed dividend upon issuance of convertible
  preferred stock ................................            --             --     (19,113,629)            --
                                                     -----------    -----------    ------------    -----------
Net loss attributable to common shareholders .....   $(4,608,879)   $(2,149,367)   $(26,975,660)   $(4,020,380)

                                                     ===========    ===========    ============    ===========

Net loss per common share, basic and diluted .....   $     (0.60)   $     (0.56)   $      (4.23)   $     (1.11)
                                                     ===========    ===========    ============    ===========

Weighted average shares used in computing net loss
  per common share, basic and diluted ............     7,700,811      3,831,650       6,371,301      3,626,478
                                                     ===========    ===========    ============    ===========












                               See accompanying notes.

                                    CEPHEID
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    2000           1999
                                                                                ------------    -----------
OPERATING ACTIVITIES:
Net loss ....................................................................   $ (7,862,031)   $(4,020,380)
Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization .....................................        417,695        205,287
          Amortization of deferred stock-based compensation .................      1,594,099         37,550
          Issuance of options to purchase common stock
           for services rendered ............................................        783,426         13,425
          Deferred rent .....................................................         (3,924)          (624)
          Unrealized loss on securities .....................................         (5,171)            --
          Changes in operating assets and liabilities:
               Accounts receivable ..........................................       (680,880)       171,942
               Inventory ....................................................       (572,114)            --
               Prepaid expenses and other assets ............................         10,704        102,990
               Accounts payable and other current liabilities ...............        745,538        408,196
               Accrued compensation .........................................        209,922        191,716
                                                                                ------------    -----------
Net cash used in operating activities .......................................     (5,362,736)    (2,889,898)
                                                                                ------------    -----------
INVESTING ACTIVITIES:
Capital expenditures ........................................................     (1,046,577)    (1,027,561)
Proceeds from maturities of marketable securities ...........................             --      1,596,529
Restricted cash .............................................................             --        300,000
                                                                                ------------    -----------
Net cash (used in) provided by investing activities .........................     (1,046,577)       868,968
                                                                                ------------    -----------

FINANCING ACTIVITIES:
Net proceeds from the sale of preferred and common shares ...................     46,441,593         22,790
Proceeds from loan arrangements .............................................             --        192,826
Principle payments under loan arrangements ..................................       (240,658)       (97,613)
                                                                                ------------    -----------
Net cash provided by financing activities ...................................     46,200,935        118,003
                                                                                ------------    -----------

Net increase (decrease) in cash and cash equivalents ........................     39,791,622     (1,902,927)
Cash and cash equivalents at beginning of period ............................      1,493,313      7,079,031
                                                                                ------------    -----------

Cash and cash equivalents at end of period ..................................   $ 41,284,935    $ 5,176,104
                                                                                ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for interest .....................................................   $     93,202    $    44,740
                                                                                ============    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Conversion of accounts payable to convertible preferred stock .............   $     30,000     $       --
                                                                                ============    ===========

  Deferred stock-based compensation related to stock options ................      6,264,725        264,990
                                                                                ============    ===========




                             See accompanying notes.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Cepheid was incorporated in the State of California on March 4, 1996. We develop new technology platforms that exploit the advantages of micromachining, microelectronics, and microfluidic technologies to create automated, integrated, miniaturized instrument systems for life sciences research, clinical diagnostics, industrial testing and pharmacogenomics markets. Through March 31, 2000, we were considered to be in the development stage. During May 2000, we launched our first product, the Smart Cycler(R), through a distributor in the United States and recognized revenue from product sales. Consequently, we are no longer considered to be in the development stage.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other future period. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-34340), as amended, originally filed with the SEC on April 7, 2000, and related Prospectus dated June 21, 2000 for the year ended December 31, 1999.

2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Under these agreements, we are required to perform specific research and development activities and are reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone. Deferred revenue is recognized when funds are received in advance of services to be performed.

Product sales are recognized upon the shipment and the transfer of title to customers and are recorded net of discounts and allowances for estimated returns, if any.

SIGNIFICANT CONCENTRATION

We distribute our products through our direct sales and a third-party distributor. In the three and six months ended June 30, 2000, the distributor accounted for 57 % and 48 % of total product sales, respectively.

WARRANTY ACCRUAL

We generally warrant our products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

INVENTORY

Inventory is stated at the lower of standard cost (which approximates actual cost) or market. At June 30, 2000 and December 31, 1999, inventory consisted mainly of raw materials.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At June 30, 2000 and December 31, 1999, we had $41,284,637 and $1,493,015, respectively in cash equivalents. We classify our marketable securities as available-for-sale and record our investments at fair market value in accordance with Statement of Financial Accounting standards No. 115. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices with unrealized gains and losses recorded as a separate component of the shareholders' equity.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of our Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists primarily of unrealized gains or losses on available-for-sale securities. There was no significant difference between the reported net loss and the comprehensive net loss for all the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective July 1, 2000 and we will adopt it at that time. We believe that the anticipated impact of adoption of FIN 44 will not be material to our operating results and financial position.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will be required to adopt SAB 101, as amended, in our fiscal quarter beginning October 1, 2000. We are currently evaluating the impact of SAB 101.

3.  COMMON STOCK OFFERING

On June 21, 2000, we completed our initial public offering of 5,000,000 shares of common stock at a price of $6.00 per share. The offering resulted in net proceeds to us of approximately $26.8 million. At the close of the offering, all issued and outstanding shares of our preferred stock were converted into 13,326,636 shares of common stock.

4.  NET LOSS PER COMMON SHARE

Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period less shares subject to repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to our net loss.

The computation of pro forma basic and diluted net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

The following table presents the calculations of basic, diluted and pro forma basic and diluted net loss per share:

                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                  ---------------------------     ---------------------------
                                                                      2000            1999            2000            1999
                                                                  ------------    ------------    ------------    ------------
Actual:
Net loss ......................................................   $ (4,608,879)   $(2,149,367)   $ (7,862,031)   $ (4,020,380)
 Deemed dividend to preferred shareholders ....................              -              -     (19,113,629)              -
                                                                  ------------    -----------    ------------    ------------
 Net loss allocable to common shareholders ....................     (4,608,879)    (2,149,367)    (26,975,660)     (4,020,380)
                                                                  ============    ===========    ============    ============
Basic and diluted:
 Weighted-average shares of common stock outstanding ..........      9,280,334      6,830,577       8,109,385       6,814,860
 Less:  weighted-average shares subject to repurchase .........     (1,579,523)    (2,998,927)     (1,738,084)     (3,188,382)
                                                                  ------------    -----------    ------------    ------------
 Weighted-average shares used in computing basic and diluted
            net loss per common share .........................      7,700,811      3,831,650       6,371,301       3,626,478
                                                                  ============    ===========    ============    ============

 Basic and diluted net loss per common share ..................   $      (0.60)   $     (0.56)   $      (4.23)   $      (1.11)
                                                                  ============    ===========    ============    ============

 Pro forma basic and diluted:
 Net loss allocable to common stockholders ....................   $ (4,608,879)   $(2,149,367)   $(26,975,660)   $ (4,020,380)
                                                                  ============    ===========    ============    ============

 Shares used above ............................................      7,700,811      3,831,650       6,371,301       3,626,478
 Pro forma adjustment to reflect weighted average effect of
            assumed conversion of preferred stock .............     11,862,171      6,946,658      11,858,252       6,946,658
                                                                  ------------    -----------    ------------    ------------

 Weighted-average shares used in computing pro forma basic
            and diluted net loss per common share .............     19,562,982     10,778,308      18,229,553      10,573,136
                                                                  ============    ===========    ============    ============

 Pro forma basic and diluted net loss per common share ........   $      (0.24)   $     (0.20)   $      (1.48)   $      (0.38)
                                                                  ============    ===========    ============    ============



5.  STOCK BASED COMPENSATION

In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation totaling $878,100 and $6,264,725 for the three and six months ended June 30, 2000 respectively, and $264,990 for the three and six months ended June 30, 1999, representing the difference between the fair value of the common stock for financial statement reporting purposes and the exercise price of the underlying options. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years. We recorded amortization of deferred stock compensation of $978,663 and $1,594,099 for the three and six months ended June 30, 2000, respectively and $37,550 for the three and six months ended June 30, 1999. Additionally, we recorded $618,426 and $783,426 of non-employee stock-based compensation for the three and six month periods ended June 30, 2000, respectively. No non-employee stock-based compensation was recorded for the comparable periods ended June 30, 1999.

6.  DEEMED DIVIDEND

In January through March 2000, we consummated the sale of 6,379,978 shares of Series C convertible preferred stock from which we received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, we believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the fair value of our common stock as of January and March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $19.1 million, that has been recorded as a deemed dividend to preferred shareholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total shareholders' equity. This change was made against additional paid in capital as we did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

7.  SUBSEQUENT EVENTS

In July 2000, the underwriters of our initial public offering exercised their over-allotment option and purchased an additional 750,000 shares of our common stock, generating additional proceeds of approximately $4.2 million, net of underwriting discounts and commissions.

In July 2000, we signed an exclusive, multi-year agreement with the Biomedical Group of Takara Shuzo Co., Ltd., of Japan to market the Cepheid Smart Cycler(R) system to the life sciences research markets in Japan, Taiwan and South Korea. Under the terms of the agreement, we granted to Takara the exclusive right to distribute and provide support for our thermal cyclers, accessories and reaction tubes to the prescribed territories. The term of the agreement extends for several years from the date of the initial product launch and remains in force for successive twelve month periods unless either party gives written notice of non-renewal. We may also terminate the exclusivity of the distribution rights if Takara fails to achieve certain sales targets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Except for historical information contained in this report, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in our Registration Statement (Form S-1, Registration No. 333-34340), as amended, originally filed with the SEC on April 7, 2000, and Prospectus dated June 21, 2000. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that the objectives or plans of the Company will be achieved. Many factors could cause our actual results, performance or achievements to differ materially from those in the forward-looking statements. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and set forth in the Registration Statement (Form S-1, Registration No. 333-34340), as amended, originally filed with the SEC on April 7, 2000, and Prospectus' under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

Cepheid is applying proprietary microfluidic and microelectronic technologies to the development of fast, versatile, miniaturized systems that can perform all the steps required to analyze complex biological samples, including sample preparation, amplification and detection, with a single platform. Cepheid is initially focused on the detection of DNA and RNA in such application areas as life sciences research, clinical diagnostics, industrial testing and pharmacogenomics.

We commenced commercial sales of our first product, the Smart Cycler, during May 2000. The Smart Cycler is a fast, versatile DNA amplification and detection system initially directed to the life sciences research market. Our GeneXpert system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues

Total revenues increased 44% to $1.2 million in the second quarter of 2000 from $826,000 in the second quarter of 1999. The components of this increase were a $784,000 increase in product sales, offset by a $199,000 decrease in grant and government-sponsored research revenue and a $223,000 decrease in research and development revenue from commercial partners. The increase in sales result from the launch of our Smart Cycler product through Fisher Scientific in May 2000.

Cost of product sales

Cost of sales increased to $682,000 from $2,000 in the second quarter of 1999, reflecting the corresponding increase in sales. Sales and cost of sales in 1999 resulted from the limited sale of prototypes.

Research and development expenses

Research and development expenses increased 51% to $4.1 million in the second quarter of 2000 from $2.7 million in the second quarter of 1999. This $1.4 million increase included $628,000 of non-cash charges related to the amortization of deferred stock-based compensation and $618,000 of non-cash, non-employee, stock-based compensation. The remaining increase of $119,000 was attributable to a $318,000 increase in salary and related personnel cost, a net $336,000 increase in several miscellaneous costs, offset by a reduction of $535,000 in prototype part expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 300% to $1.3 million in the second quarter of 2000 from $319,000 in the second quarter of 1999. This $957,000 increase included $313,000 of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $644,000 increase was primarily attributable to $232,000 increase in salaries and related personnel costs, a $92,000 increase in legal and accounting and a $78,000 increase in advertising expense related to the Smart Cycler.

Interest income, net

Net interest income increased to $222,000 in the second quarter of 2000 from $41,000 in the second quarter of 1999. This $181,000 increase was due primarily to increased interest income resulting from increases in cash, cash equivalents and investments as a result of our private equity financing in the three months ended March 31, 2000 and our initial public offering completed on June 21, 2000.

Net loss per common share

Basic net loss per common share for the quarter of 2000 was $0.60, compared with a basic net loss per common share of $0.56 for the same period in 1999. The pro forma basic net loss per common share for the quarter of 2000 was $0.24, compared with $0.20 for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues

Total revenues increased 46% to $2.1 million in the first six months of 2000 from $1.4 million in the first six months of 1999. Revenues in the first six months of 2000 include $937,000 of Smart Cycler sales. A limited number of Smart Cycler prototypes were sold in 1999 and through April 2000. We launched the Smart Cycler in the United States through Fisher Scientific in May 2000.

Cost of product sales

Cost of product sales increased to $813,000 in the first six months of 2000 from $2,000 in the first six months of 1999, reflecting the corresponding increase in sales due to the commercial launch of our product.

Research and development expenses

Research and development expenses increased 51% to $7.5 million in the first six months of 2000 from $5.0 million in the first six months of 1999. This $2.5 million increase included $1.0 million of non-cash charges related to the amortization of deferred stock-based compensation and $783,000 of non-cash non-employee stock-based compensation. The remaining increase of $729,000 was attributable to a $733,000 increase in salary and related personnel cost, a net $436,000 increase in several miscellaneous costs, offset by a reduction in prototype part expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 230% to $2.0 million in the first six months of 2000 from $608,000 in the first six months of 1999. This $1.4 million increase included $519,000 of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $879,000 increase was primarily attributable to a $320,000 increase in salaries and related personnel costs, a $116,000 increase in recruiting fees and temporary employees and a $108,000 increase in legal and accounting fees.

Interest income, net

Net interest income increased to $381,000 in the first six months of 2000 from $126,000 in the first six months of 1999. This $255,000 increase was due primarily to increased interest income resulting from increases in cash, cash equivalents and investments as a result of our private equity financing in the three months ended March 31, 2000 and our initial public offering on June 21, 2000.

Net loss per common share

Basic net loss per common share for the 2000 six month period was $4.23, compared with $1.11 for the same period in 1999. The pro forma basic net loss per common share was $1.48, compared with $0.38 for the same period in 1999. For the 2000 six month period, the historic and pro forma basic net loss per common share include a one-time loss of $3.00 and $1.05, respectively, associated with a deemed dividend of $19,113,629 relating to conversion of preferred stock recorded upon our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through sales of equity securities, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through June 30,2000 we received net proceeds of $60.3 million from issuances of common and preferred stock and $9.5 million from contract payments and product revenues. In addition, through June 30, 2000 we had financed equipment purchases and leasehold improvements totaling approximately $2.1 million. As of June 30, 2000, we had $1.5 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 12.48% and are due in monthly installments through June 2003. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. This equipment financing facility has expired.

As of June 30, 2000, we had $41.3 million in cash and cash equivalents, as compared to $1.5 million as of December 31, 1999. We used $7.1 million for operations in the year ended December 31, 1999 and $5.4 million for the six months ended June 30, 2000. In 1999, this consisted of the net loss for the period of $7.9 million offset in part by non-cash charges of $214,000 related to stock-based compensation, $498,000 of amortization and depreciation expense and working capital changes of $104,000. For the six months ended June 30, 2000, this amount consisted of $7.9 million in net loss for the period; offset in part by $2.4 million related to stock based compensation, amortization and depreciation of $418,000 and working capital changes of $287,000. In 1999, cash provided by investing activities was $421,000, which consisted of $1.6 million of proceeds from the maturities of marketable securities, $300,000 related to the expiration of a standby letter of credit, offset by $1.5 million of capital expenditures. We used $1.0 million for the six months ended June 30, 2000, which consisted of capital expenditures. We received $1.1 million from financing activities for the year ended December 31, 1999 and $46.2 million for the six months ended June 30, 2000. In 1999, this amount was attributed to proceeds from equipment financing of $1.3 million, offset by repayment of our equipment financing arrangement of $270,000. In the six months ended June 30, 2000, the amount was related to our receipt of $46.4 million from the issuance of preferred and common stock, offset by repayment of our equipment financing arrangement of $241,000.

We expect to have negative cash flow from operations through at least 2002. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with revenue to be derived from product sales and research and development collaborations will be sufficient to fund our operations at least through the year 2001. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Our exposure to market risk is confined to cash and cash equivalents, which have maturities of less than three months. We invest cash and cash equivalents in high-grade commercial paper and money market funds. The securities in the investment portfolio are not leveraged, are classified as available-for-sales and are, due to their very short term nature, subject to minimal interest rate risk.

Part II

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 31, 2000, we sold 6,379,978 shares of Series C Convertible Preferred Stock ("Series C Stock") at a price per share of $3.00. Sales were completed January 21, 2000 through March 3, 2000. The securities were sold to accredited investors, as defined in Regulation D under the Securities Act of 1933.

We relied upon Section 4(2) of the Securities Act of 1933 following the requirements described in Securities Act Rule 506 and Regulation D.

By its terms the Series C Stock sold in the first quarter of 2000 was automatically convertible upon the closing of the initial public offering at a ratio of 1 to 1.

Our first Registration Statement on Form S-1 (File No. 333-34340), as amended, became effective June 21, 2000, and the offering commenced June 21, 2000. The offering terminated with the sale of all of the securities registered, including the underwriters' overallotment option.

The managing underwriters were UBS Warburg LLC, Prudential Vector Healthcare, a unit of Prudential Securities and Invemed Associates.

The securities registered were 5,000,000 shares of Common Stock, plus 750,000 additional shares to cover the underwriters' overallotment option. All shares were registered for our account.

The aggregate price of the offering amount registered and sold, including shares to cover the underwriters' overallotment option, was $34.5 million.

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows: for underwriting discounts and commissions - $2,415,000; other expenses - $1,135,000; and total expenses - $3,550,000. Other expenses and total expenses are estimates. None of such payments were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10 percent or more of any class of equity securities of the issuer or any of its affiliates or direct or indirect payments to others.

The net offering proceeds to us after deducting underwriters' discounts and the total expenses described above were $30,950,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Pursuant to an action by written consent, our shareholders approved the following in May 2000:

1. Adoption of our Fifth Amended and Restated Articles of Incorporation to be filed following the closing of the initial public offering.

2. Adoption of our Amended and Restated Bylaws.

3. Approval of certain amendments to our 1997 Stock Option Plan.

4. Adoption of our 2000 Employee Stock Purchase Plan.

5. Adoption of our 2000 Non-Employee Directors' Stock Option Plan.

Each of the foregoing was approved by the shareholders as follows:

                                           Shares         Shares
Class or Series                           Approving     Outstanding
---------------                           ---------     -----------
Common Stock ..........................    6,786,469      7,297,279
Series A Preferred Stock ..............    2,490,000      2,530,000
Series B Preferred Stock ..............    3,632,658      3,666,658
Series C Preferred Stock ..............    6,517,616      7,129,978


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

 27.1        Financial Data Schedule.

----------------------

------------

(b) Reports on Form 8-K

     None.





Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 14th day of August 2000.

                                         CEPHEID

                                         by:     /s/ Thomas Gutshall
                                         ------------------------------------
                                                  Thomas Gutshall
                                                 Chief Executive Officer


                                         by:    /s/ Catherine A. Smith
                                         ------------------------------------
                                                 Catherine A. Smith
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
 27.1        Financial Data Schedule.

----------------------





15