Form 10-Q
period 2000-09-30
CEPHEID
filed 2000-11-14
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-0030755

CEPHEID
(Exact name of registrant as specified in its charter)

California	77-0441625
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1190 Borregas Avenue
Sunnyvale, California    94089-1302
(Address of principal executive offices including zip code)

(408) 541-4191
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]   NO [   ].

As of November 1, 2000 there were 26,380,371 shares of Common Stock outstanding.

CEPHEID
Report On Form 10-Q For The
Quarter Ended September 30, 2000
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures about Market Risk	**

PART II. Other Information

Item 1: Legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults Upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5: Other Information	**

Item 6: Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30,  December 31,
                                                           2000          1999(1)
                                                       ------------  ------------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................ $ 42,280,455  $  1,493,313
   Accounts receivable ..............................    1,584,227       566,033
   Inventory ........................................      991,191       285,433
   Prepaid expenses and other current assets ........      322,212       434,998
                                                       ------------  ------------
     Total current assets ...........................   45,178,085     2,779,777
Property and equipment, net .........................    2,982,079     2,077,844
Other assets ........................................       53,143        28,299
                                                       ------------  ------------
     Total assets ................................... $ 48,213,307  $  4,885,920
                                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................. $    471,921  $    574,029
   Accrued compensation .............................      792,845       345,796
   Other accrued liabilities ........................    1,102,815       490,231
   Deferred revenue .................................          --        128,533
   Current portion of equipment financing ...........      577,900       496,742
   Current portion of deferred rent .................       20,100        12,313
                                                       ------------  ------------
     Total current liabilities ......................    2,965,581     2,047,644
Equipment financing, less current portion ...........      757,197     1,205,066
Deferred rent, less current portion .................       60,898        76,357

Commitments

Shareholders' equity:
   Convertible preferred stock ......................          --     13,565,965
   Common stock .....................................   64,547,172       350,690
   Additional paid-in capital .......................    8,296,890       766,005
   Note receivable from shareholder .................      (34,500)      (69,000)
   Deferred stock-based compensation ................   (4,219,566)     (552,466)
   Accumulated other comprehensive loss .............       (5,453)          --
   Accumulated deficit ..............................  (24,154,912)  (12,504,341)
                                                       ------------  ------------
     Total shareholders' equity .....................   44,429,631     1,556,853
                                                       ------------  ------------
     Total liabilities and shareholders' equity ..... $ 48,213,307  $  4,885,920
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

See accompanying notes to Condensed Consolidated Fianancial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                           --------------------------  --------------------------
                              2000          1999          2000          1999
                           ------------  ------------  ------------  ------------
Revenues:

Product revenue ......... $  1,618,077  $     51,928  $  2,554,790  $     52,553
Contract revenue ........      704,903       603,323     1,873,017     2,044,420
                           ------------  ------------  ------------  ------------
Total revenues ..........    2,322,980       655,251     4,427,807     2,096,973
                           ------------  ------------  ------------  ------------

Operating costs and
expenses:
Cost of product sales ...    1,410,461        17,315     2,223,509        19,007
Research and
  development ...........    4,084,739     2,427,530    11,612,489     7,405,358
Selling, general and
 administrative .........    1,295,080       371,015     3,301,744       979,485
                           ------------  ------------  ------------  ------------
Total operating costs
 and expenses ...........    6,790,280     2,815,860    17,137,742     8,403,850
                           ------------  ------------  ------------  ------------
Loss from operations ....   (4,467,300)   (2,160,609)  (12,709,935)   (6,306,877)
Interest income, net ....      678,760        23,859     1,059,364       149,747
                           ------------  ------------  ------------  ------------
Net loss ................   (3,788,540)   (2,136,750)  (11,650,571)   (6,157,130)
Deemed dividend upon
 issuance of convertible
 preferred stock ........           --            --   (19,113,629)           --
                           ------------  ------------  ------------  ------------
Net loss attributable to
 common shareholders .... $ (3,788,540) $ (2,136,750) $(30,764,200) $ (6,157,130)
                           ============  ============  ============  ============
Net loss per common
 share, basic and
 diluted ................ $      (0.15) $      (0.51) $      (2.42) $      (1.61)
                           ============  ============  ============  ============
Weighted-average shares
 used in computing net
 loss per common share,
 basic and diluted ......   25,035,225     4,226,547    12,725,757     3,823,934
                           ============  ============  ============  ============

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                         -------------------------
                                                              2000          1999
                                                         ------------  -----------
OPERATING ACTIVITIES:
Net loss .............................................. $(11,650,571) $(6,157,130)
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization .....................      638,151      332,620
    Amortization of deferred stock-based compensation .    2,597,625      109,719
    Issuance of options to purchase common stock
     for services rendered ............................    1,266,160           --
    Deferred rent .....................................       (7,672)      (2,088)
    Unrealized loss on securities .....................       (5,453)          --
    Changes in operating assets and liabilities:
       Accounts receivable ............................   (1,018,194)     563,198
       Inventory ......................................     (705,758)    (110,719)
       Prepaid expenses and other assets ..............       87,943       91,955
       Accounts payable and other current liabilities .      381,943       22,079
       Accrued compensation ...........................      447,049      110,572
                                                         ------------  -----------
Net cash used in operating activities .................   (7,968,777)  (5,039,794)
                                                         ------------  -----------
INVESTING ACTIVITIES:
Capital expenditures ..................................   (1,542,386)  (1,325,640)
Proceeds from maturities of marketable securities .....          --     1,596,529
Restricted cash .......................................          --       300,000
                                                         ------------  -----------
Net cash (used in) provided by investing activities ...   (1,542,386)     570,889
                                                         ------------  -----------
FINANCING ACTIVITIES:
Net proceeds from the sale of preferred and common
  shares ..............................................   50,630,517       42,161
Proceeds from loan arrangements .......................          --       590,486
Proceeds from notes receivable ........................       34,500       34,500
Principal payments under loan arrangements ............     (366,712)    (348,180)
                                                         ------------  -----------
Net cash provided by financing activities .............   50,298,305      318,967
                                                         ------------  -----------

Net increase (decrease) in cash and cash equivalents ..   40,787,142   (4,149,938)
Cash and cash equivalents at beginning of period ......    1,493,313    7,079,031
                                                         ------------  -----------
Cash and cash equivalents at end of period ............ $ 42,280,455  $ 2,929,093
                                                         ============  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest ............................... $    142,244  $    70,935
                                                         ============  ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Conversion of accounts payable to convertible
   preferred stock .................................... $     30,000  $        --
                                                         ============  ===========
  Deferred stock-based compensation related
   to stock options ................................... $  6,264,725  $   424,380
                                                         ============  ===========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Cepheid was incorporated in the State of California on March 4, 1996. We develop new technology platforms that exploit the advantages of micromachining, microelectronics, and microfluidic technologies to create automated, integrated, miniaturized instrument systems for life sciences research, clinical diagnostics, industrial testing and pharmacogenomics markets. Through March 31, 2000, we were considered to be in the development stage. During May 2000, we launched our first product, the Smart Cycler®, through a distributor in the United States and recognized revenue from product sales. Consequently, we are no longer considered to be in the development stage.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other future period. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-34340), as amended, originally filed with the Securities and Exchange Commission ("SEC") on April 7, 2000, and related Prospectus dated June 21, 2000 for the year ended December 31, 1999.

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

SIGNIFICANT CONCENTRATION

We distribute our products through our direct sales and third-party distributors. Product revenue from distributors representing 10% or more of total revenue was 44% and 29% for the three months ended September 30, 2000 and 45% and 19% for the nine months ended September 30, 2000.

WARRANTY ACCRUAL

We generally warrant our products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

INVENTORY

Inventory is stated at the lower of standard cost (which approximates actual cost) or market. At September 30, 2000 and December 31, 1999, inventory consisted mainly of raw materials.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At September 30, 2000 and December 31, 1999, we had $42,280,157 and $1,493,015, respectively in cash equivalents. We classify our marketable securities as available-for-sale and record our investments at fair market value in accordance with Statement of Financial Accounting standards No. 115. Available-for-sale securities are carried at amounts that approximate fair value based on quoted market prices with unrealized gains and losses recorded as a separate component of the shareholders' equity.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"), which, among other issues, addresses repricing and other modifications made to previously issued stock options. We adopted FIN 44 during July 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

In December 1999, the Staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In October 2000, the SEC staff issued its "Frequently Asked Questions" ("FAQ") document on SAB 101. SAB 101 and the FAQ document summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on disclosure, both in footnotes and in MD&A, that registrants should make regarding their revenue recognition policies and impact of events and trends on revenue. We will be required to adopt SAB 101, as amended, in our fourth quarter of 2000, effective as of January 1, 2000. We are currently evaluating the impact of SAB 101. However, we do not expect that the adoption of SAB 101 will have a significant effect on our operating results or financial position.

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

The following table presents the calculations of basic, diluted and pro forma basic and diluted net loss per share:

                                      Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                   ------------------------  -------------------------
                                      2000         1999         2000          1999
                                   -----------  -----------  ------------  -----------
Actual:
Net loss ........................ $(3,788,540) $(2,136,750) $(11,650,571) $(6,157,130)
 Deemed dividend to preferred
   shareholders .................          --           --   (19,113,629)          --
                                   -----------  -----------  ------------  -----------
 Net loss allocable to common
   shareholders ................. $(3,788,540) $(2,136,750) $(30,764,200) $(6,157,130)
                                   ===========  ===========  ============  ===========
Basic and diluted:
 Weighted-average shares of
   common stock outstanding .....  26,300,071    6,851,966    14,217,206    6,824,662
 Less:  weighted-average shares
   subject to repurchase ........  (1,264,846)  (2,625,419)   (1,491,449)  (3,000,728)
                                   -----------  -----------  ------------  -----------
 Weighted-average shares used in
   computing basic and diluted
   net loss per common share ....  25,035,225    4,226,547    12,725,757    3,823,934
                                   ===========  ===========  ============  ===========
 Basic and diluted net loss
   per common share ............. $     (0.15) $     (0.51) $      (2.42) $     (1.61)
                                   ===========  ===========  ============  ===========

 Pro forma basic and diluted:
 Net loss allocable to common
   stockholders ................. $(3,788,540) $(2,136,750) $(30,764,200) $(6,157,130)
                                   ===========  ===========  ============  ===========

 Shares used above ..............  25,035,225    4,226,547    12,725,757    3,823,934
 Pro forma adjustment to
   reflect weighted average
   effect of assumed conversion
   of preferred stock ...........          --    6,946,658     7,876,650    6,946,658
                                   -----------  -----------  ------------  -----------
 Weighted-average shares used
   in computing pro forma basic
   and diluted net loss per
   common share .................  25,035,225   11,173,205    20,602,407   10,770,592
                                   ===========  ===========  ============  ===========
 Pro forma basic and diluted
   net loss per common share .... $     (0.15) $     (0.19) $      (1.49) $     (0.57)
                                   ===========  ===========  ============  ===========

5. STOCK BASED COMPENSATION

In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation totaling $6,264,725 for the nine months ended September 30, 2000, and $159,390 and $424,380 for the three and nine months ended September 30, 1999, representing the difference between the fair value of the common stock for financial statement reporting purposes and the exercise price of the underlying options. We recorded no deferred stock compensation for the three months ended September 30, 2000. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years. We recorded amortization of deferred stock compensation of $1,003,526 and $2,597,625 for the three and nine months ended September 30, 2000, respectively and $52,924 and $90,474 for the three and nine months ended September 30, 1999. Additionally, we recorded $482,734 and $1,266,160 of non-employee stock-based compensation for the three and nine month periods ended September 30, 2000, respectively. No non-employee stock-based compensation was recorded for the comparable periods ended September 30, 1999.

6. DEEMED DIVIDEND

In January through March 2000, we consummated the sale of 6,379,978 shares of Series C convertible preferred stock from which we received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, we believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the fair value of our common stock as of January and March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $19.1 million, that has been recorded as a deemed dividend to preferred shareholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total shareholders' equity. This change was made against additional paid in capital as we did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the nine months ended September 30,2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Total revenues increased 255% to $2.3 million in the third quarter of 2000 from $655,000 in the third quarter of 1999. The components of this increase were a $1.6 million increase in product sales, coupled with a $272,000 increase in grant and government-sponsored research revenue and offset in part by a $170,000 decrease in research and development revenue from commercial partners. The increase in sales was the result of the launch of our Smart Cycler product through Fisher Scientific in the United States in May 2000 and an initial shipment of product to Takara Shuzo Co., Ltd (Takara) of $462,000 in August 2000. Takara will launch their distribution of the Smart Cycler in Japan, South Korea and Taiwan in the fourth quarter of 2000.

Cost of product sales

Cost of sales increased to $1.4 million in the third quarter of 2000 from $17,000 in the third quarter of 1999, reflecting the corresponding increase in sales. Sales and cost of sales in 1999 resulted from the limited sale of prototypes.

Research and development expenses

Research and development expenses increased 68% to $4.1 million in the third quarter of 2000 from $2.4 million in the third quarter of 1999. This $1.7 million increase included $639,000 of non-cash charges related to the amortization of deferred stock-based compensation and $483,000 of non-cash, non-employee, stock-based compensation. The remaining increase of $535,000 was attributable to a $221,000 increase in salary and related personnel cost and a net $314,000 increase in facility, engineering and depreciation expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 249% to $1.3 million in the third quarter of 2000 from $371,000 in the third quarter of 1999. This $924,000 increase included $312,000 of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $612,000 increase was primarily attributable to $238,000 increase in salaries and related personnel costs, an increase of $180,000 in professional service expense and a $194,000 increase in insurance, facility, recruiting and other operating expenses.

Interest income, net

Net interest income increased to $679,000 in the third quarter of 2000 from $24,000 in the third quarter of 1999. This $655,000 increase was due primarily to increased interest income resulting from increases in cash, cash equivalents and investments as a result of our private equity financing in the three months ended March 31, 2000, our initial public offering completed on June 21, 2000 and the underwriters' exercise of the overallotment in July 2000.

Net loss per common share

Basic net loss per common share for the third quarter of 2000 was $0.15, compared with a basic net loss per common share of $0.51 for the same period in 1999. The pro forma basic net loss per common share for the quarter of 2000 was $0.15, compared with $0.19 for the same period in 1999. The computation of pro forma basic net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Total revenues increased 111% to $4.4 million in the first nine months of 2000 from $2.1 million in the first nine months of 1999. Revenues in the first nine months of 2000 include $2.6 million from the sale of Smart Cycler instruments and reaction tubes. A limited number of Smart Cycler prototypes were sold in 1999 and through April 2000. We launched the Smart Cycler in the United States through Fisher Scientific in May 2000 and made initial shipments to Takara for distribution in the Pacific Rim beginning in the fourth quarter of 2000.

Cost of product sales

Cost of product sales increased to $2.2 million in the first nine months of 2000 from $19,000 in the first nine months of 1999, reflecting the corresponding increase in sales due to the commercial launch of our product in May 2000.

Research and development expenses

Research and development expenses increased 57% to $11.6 million in the first nine months of 2000 from $7.4 million in the first nine months of 1999. This $4.2 million increase included $1.7 million of non-cash charges related to the amortization of deferred stock-based compensation and $1.3 million of non-cash, non-employee, stock-based compensation. The remaining increase of $1.2 million was attributable to a $1.0 million increase in salary and related personnel cost, a net $900,000 increase in facility, equipment and professional service costs, offset by a reduction of $723,000 in prototype part expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 237% to $3.3 million in the first nine months of 2000 from $979,000 in the first nine months of 1999. This $2.3 million increase included $831,000 of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $1.5 million increase was attributable to a $576,000 increase in salaries and related personnel costs, a $416,000 increase in professional fees, a $183,000 increase in recruiting fees and temporary employees, a $119,000 increase in equipment and supply costs and $198,000 increase in insurance, travel and facility expenses.

Interest income, net

Net interest income increased to $1.1 million in the first nine months of 2000 from $150,000 in the first nine months of 1999. This $910,000 increase was due primarily to increased interest income resulting from increases in cash, cash equivalents and investments as a result of our private equity financing in January through March 2000, our initial public offering on June 21, 2000 and the underwriters' exercise of the overallotment option in July 2000.

Net loss per common share

Basic net loss per common share for the 2000 nine month period was $2.42, compared with $1.61 for the same period in 1999. The pro forma basic net loss per common share was $1.49, compared with $0.57 for the same period in 1999. For the 2000 nine month period, the historic and pro forma basic net loss per common share include a one-time loss of $1.50 and $0.93, respectively, associated with a deemed dividend of $19,113,629 relating to conversion of preferred stock recorded upon our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through sales of equity securities, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through September 30, 2000, we received net proceeds of $64.5 million from issuances of common and preferred stock and $11.5 million from contract payments and product revenues. In addition, through September 30, 2000, we had financed equipment purchases and leasehold improvements totaling approximately $2.1 million. As of September 30, 2000, we had $1.3 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 12.48% and are due in monthly installments through June 2003. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. This equipment financing facility has expired.

As of September 30, 2000, we had $42.3 million in cash and cash equivalents, as compared to $1.5 million as of December 31, 1999. We used $7.1 million for operations in the year ended December 31, 1999 and $8.0 million for the nine months ended September 30, 2000. In 1999, this consisted of the net loss for the period of $7.9 million offset in part by non-cash charges of $214,000 related to stock-based compensation, $498,000 of amortization and depreciation expense and working capital changes of $104,000. For the nine months ended September 30, 2000, this amount consisted of $11.7 million in net loss for the period; offset in part by $3.9 million related to stock based compensation, amortization and depreciation of $638,000 and working capital changes of $807,000.

In 1999, cash provided by investing activities was $421,000, which consisted of $1.6 million of proceeds from the maturities of marketable securities and $300,000 related to the expiration of a standby letter of credit, offset by $1.5 million of capital expenditures. For the nine months ended September 30, 2000, we used $1.5 million which consisted of capital expenditures.

We received $1.1 million from financing activities for the year ended December 31, 1999 and $50.3 million for the nine months ended September 30, 2000. This $1.1 million in 1999 was attributed to proceeds from equipment financing of $1.3 million, offset by repayment of our equipment financing arrangement of $270,000. The $50.3 million in the nine months ended September 30, 2000 was related to our receipt of $50.6 million from the issuance of preferred and common stock, offset by repayment of our equipment financing arrangement of $367,000.

We expect to have negative cash flow from operations through at least 2002. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with revenue to be derived from product sales and research and development collaborations, will be sufficient to fund our operations at least through the year 2001. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Our exposure to market risk is confined to cash and cash equivalents, which have maturities of less than three months. We invest our cash and cash equivalents in high-grade commercial paper and money market funds. The securities in the investment portfolio are not leveraged, classified as available-for-sale and are, due to their very short term nature, subject to minimal interest rate risk.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

Exhibit Number	Description
10.1+ 27.1	Distribution agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. Financial Data Schedule (filed via the EDGAR system)

+. Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 13th day of November, 2000.

CEPHEID

(Registrant)

By:	/s/ Thomas Gutshall

Thomas Gutshall
Chief Executive Officer

By:	/s/ Catherine A. Smith

Catherine A. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1+ 27.1
Distribution agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.
Financial Data Schedule (filed via the EDGAR system)

+. Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.