Form 10-K405
period 2000-12-31
CEPHEID
filed 2001-03-28
CIK 1037760

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER 000-0030755

                                    CEPHEID
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     77-0441625
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                              1190 BORREGAS AVENUE
                        SUNNYVALE, CALIFORNIA 94089-1302
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 541-4191
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $93,700,000, based on the closing sale price for the registrant's common stock on the Nasdaq National Market on that date. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 15, 2001, there were 26,404,239 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of Cepheid's definitive proxy statement for its 2001 annual meeting of shareholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CEPHEID

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Security Holders.........   26

                                  PART II.
Item 5.   Market for the Registrant's Common Equity and Related          26
          Stockholder Matters.........................................
Item 6.   Selected Consolidated Financial Data........................   27
Item 7.   Management's Discussion and Analysis of Financial Condition    29
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          33
          Risk........................................................
Item 8.   Consolidated Financial Statements and Supplementary Data....   34
Item 9.   Changes in and Disagreements with Accountants on Accounting    55
          and Financial Disclosure....................................

                                 PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   55
Item 11.  Executive Compensation......................................   55
Item 12.  Security Ownership of Certain Beneficial Owners and            55
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   55

                                  PART IV.
Item 14.  Exhibits, Consolidated Financial Statement Schedules and       55
          Reports on Form 8-K.........................................
          Signatures..................................................   58

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 20 to 25 should be considered carefully in evaluating us and our business.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

                                     PART I

ITEM 1. BUSINESS

     We develop, manufacture and market fully integrated systems that automate and accelerate biological testing. Based on state of the art microfluidic and microelectronic technologies, our systems analyze complex biological samples in disposable cartridges that rapidly and automatically perform all of the steps that are associated with sophisticated molecular biological procedures. We are initially focused on the detection and analysis of nucleic acids, such as deoxyribo nucleic acid ("DNA"), in samples such as blood, urine, cell cultures, food and industrial water. The three key processing steps in nucleic acid testing are:

     - Sample Preparation -- procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids;

     - Amplification -- a chemical process to make large quantities of DNA; and

     - Detection -- the method of determining the presence or absence of the target DNA, typically through the use of fluorescent dyes.

     Our systems can perform a broad range of functions that includes automated purification of DNA, screening for disease-causing agents, rapid detection of food and water contaminants and genetic profiling. Our systems are designed for a wide variety of laboratory and field settings, enabling users to perform tests where and when they are needed.

     We commenced commercial sales of our first product, the Smart Cycler, during May 2000. The Smart Cycler is a fast, versatile DNA amplification and detection system initially directed to the life sciences research market. Our GeneXpert system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format. Based upon our own evaluations and those of our collaborators, we believe our integrated systems allow us to perform analysis of biological samples faster and more efficiently than any other products currently available. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

INDUSTRY BACKGROUND

OVERVIEW

     Nucleic acids are molecules found inside cells. Nucleic acids, such as DNA and ribonucleic acid ("RNA"), contain the unique blueprint, or genes, of each living creature. Advances in molecular biology have led to the development of techniques for reading the genome and for detecting the presence of a known DNA sequence. The most widely used method for DNA analysis is first to amplify the target DNA and subsequently to detect the DNA with the use of fluorescent dyes. The most common amplification technique is polymerase chain reaction, or PCR.

     The biochemicals used to test for the presence of DNA from a specific organism are DNA probes. Probes have been developed for identifying strep, human immunodeficiency virus ("HIV"), gonorrhea, syphilis, chlamydia, anthrax, E.coli and salmonella. In fact, probes can be designed for any unique DNA sequence and have been developed for many significant infectious disease organisms and many DNA mutations associated with human cancer and with inherited human characteristics.

     The life sciences research, clinical diagnostics, industrial testing and pharmacogenomics industries use assays extensively to detect and quantify nucleic acids and proteins in biological samples. With the recent advances in the field of genomics and the availability of vast DNA sequence libraries, there has been a marked shift towards biological tests that detect the presence of DNA sequences unique to a gene. Such gene-based testing offers a level of sensitivity and specificity unmatched by other technologies and, according to industry analyst reports, including a January 2000 report by UBS Warburg LLC, is the fastest growing segment in these markets. The growth of gene-based testing has been limited by technical complexity, labor intensity, cost and lack of automation.

AMPLIFICATION AND DETECTION

     For samples with low concentrations of target organisms, cell culturing is routinely used to naturally grow enough copies of the organism for detection and identification. However, cell culturing is a very slow amplification process, which may require several days to generate a million or more copies.

     The discovery of PCR and other amplification techniques dramatically improved the turnaround and time sensitivity of DNA probe assays. PCR acts on a target molecule to generate a million or more copies of the target nucleic acid sequence through repeated cycles of heating and cooling. Originally, this thermal cycling was accomplished by manually moving the sample between hot and cold water baths. Detection is typically accomplished by tagging the DNA with fluorescent dyes and manually placing the amplified sample on a gel to read it. Later, thermal cyclers were developed to automate the heating and cooling functions, and fluorimeters were developed to read the fluorescent signal.

SAMPLE PREPARATION

     Before a laboratory can perform PCR and other nucleic acid tests, a sequence of labor intensive, complex and time consuming sample preparation procedures must be performed to isolate the target cells and to separate and purify their nucleic acids. These sample preparation procedures include cell separation and washing, cell lysing, and DNA or RNA purification. Each of the procedures involves many reagent handling and mixing steps and the use of assorted laboratory equipment such as balances, centrifuges, vortexers, pipettors, microplates, bead columns and plate readers. Kits containing reagents and consumables for DNA and RNA purification simplify these procedures, but they remain manually intensive and are subject to operator error and specimen cross-contamination. According to a market analysis report on the life sciences industry published by Strategic Directions International, a Los Angeles based independent research organization, the sample preparation market for nucleic acids was estimated to be over $864 million in 2001 and is expected to grow at a rate of 9.5% per year.

     Most samples require lysis, which is the rupturing of a cell membrane to release the DNA contained inside. Rapid, efficient, versatile lysis of cells and organisms to extract DNA, RNA or proteins is not an easy process. Today, this step can be one of the most time consuming and complex steps in bio-analysis. For example, red blood cells are extremely easy to lyse, but they do not contain any nucleic acids and are rarely of interest to genetic researchers. On the other hand, white blood cells do contain nucleic acids, including the complete human genome. White blood cells are more difficult to lyse and must be separated from the red blood cells, which contain PCR-inhibiting chemicals. Organisms such as spores, tuberculosis cells, chlamydia and other bacteria are even more difficult to lyse, and researchers today typically use harsh, PCR-inhibiting chemicals, at elevated temperatures for long periods of time in order to accomplish this task.

LIMITATIONS

     Despite the shift to DNA-based testing in our target markets, current technologies have inherent limitations including one or more of the following:

     - Long Time To Result. Current sample preparation, amplification and detection processes are slow. Sample preparation typically requires up to eight hours to complete. Amplification and detection can require an additional two hours or more to complete. The overall time required is often days, especially when cell culturing is needed.

     - Expensive, Large And Inflexible Equipment. Most currently available equipment is expensive, large and inflexible and is typically configured to accommodate only one assay protocol. As a result, in order to operate this equipment cost-effectively, it must be run in a batches, rather than individual tests.

     - Skilled Technicians, Laboratory Required. The majority of currently available equipment and methods require skilled scientists and technicians and a laboratory setting. In many cases, separate rooms are required for sample preparation and amplification to prevent contamination from one sample to another.

     - Sample Volume Constraints. The challenge of DNA testing is to ensure that the target molecule, if present in the sample, is captured. If the target molecule is present and is not captured, the test will provide a false negative. Existing microfluidic technologies accept and process only very small sample volumes and therefore require significant sample preparation efforts. For example, one nanoliter of human blood, approximately one fifty-thousandth of a drop, may be sufficient to detect human DNA. However, more than a milliliter of blood, which is a million times larger than a nanoliter, may be necessary to establish the presence or absence of pathogens such as bacteria and viruses.

     - Lack Of Integration. Currently available amplification and detection systems do not integrate sample preparation and are configured in ways that complicate the future integration of sample preparation.

     In summary, DNA testing is currently a complicated, time consuming process that requires expensive, specialized equipment and highly trained staff. We believe that DNA assays will only achieve their full market potential upon the development of advanced instruments and integrated processes that are both rapid and automated.

THE CEPHEID SOLUTION

     We have developed integrated microfluidic instruments designed to incorporate our automated sample preparation, amplification and detection technologies and handle a variety of different biological samples. We believe our systems represent significant advances in the tools needed in the life sciences research, clinical diagnostics, industrial testing and pharmacogenomics markets. Our systems will allow practitioners in these markets to make use of the vast new libraries of nucleic acid sequences now being generated by genomics researchers. Over 200 Smart Cyclers and 340,000 reaction tubes were sold during 2000. Cepheid systems have been in use by us and our collaborators, including U.S. military facilities, the Centers for Disease Control and the FBI for over two years. Based on the responses we have received, we believe our initial products have been well received.

     Our platform technologies address each of the limitations set forth above in the following manner:

RAPID RESULTS

     Our proprietary I-CORE technology, incorporated into our Smart Cycler and GeneXpert systems, generally achieves the heating and cooling, or thermal cycling, required for amplification and detection in less than 25 minutes through:

     - fast heating and cooling rates; and

     - immediate access to individual test results without having to wait for the completion of a batch.

     Our GeneXpert system will further reduce the time to result by incorporating our automated sample preparation technology. We have accomplished sample preparation in our GeneXpert prototype in as little as five minutes and a final result in less than 30 minutes. We achieved these results in our internal testing, and the results have been published in peer-reviewed articles.

INEXPENSIVE, MODULAR, FLEXIBLE

     Our systems are flexible platforms that are designed to run many different types of assays simultaneously. In addition, as many as four different target molecules can be simultaneously detected in the same reaction tube. This flexibility enables our systems to perform assays more cost-effectively than other currently available systems. Our systems are modular, enabling us to build products to meet the varying needs of our target markets.

EASY TO OPERATE, PORTABLE

     Our systems are easy to use and less labor intensive than other systems currently available. The Smart Cycler integrates amplification and detection, which eliminates the risk of cross-contamination and operator error inherent in transferring a sample between two instruments. The GeneXpert will provide an even greater level of integration and automation by combining sample preparation with amplification and detection. This level of integration will permit operation by less skilled personnel and enable testing at the point of use, outside of a laboratory setting.

WIDE RANGE OF SAMPLE VOLUMES

     Our GeneXpert system incorporates our automated sample preparation technology into disposable cartridges. These cartridges are designed to handle a wide range of sample volumes, concentrating and purifying the target DNA in a sample and removing extraneous materials, thereby increasing the sensitivity of the resulting assay. Our sample preparation technology gathers target molecules from large sample volumes that can then be analyzed in our I-CORE module.

INTEGRATION OF KEY STEPS

     All of our component systems have been designed for integration. The GeneXpert system is designed to integrate sample preparation, amplification and detection into one system.

MARKETS

     Molecular biological test procedures in life sciences research, clinical diagnostics, industrial testing and pharmacogenomics still rely on primitive tools such as test tubes, beakers and other equipment that require extensive manual manipulation. These methods are expensive and often imprecise and present significant productivity challenges. We believe that there is a significant need for simpler, faster and more accurate laboratory tests in all of these markets.

LIFE SCIENCES RESEARCH

     The life sciences industry employs more than 100,000 molecular biology researchers worldwide focusing on basic biomedical, pharmaceutical, environmental, agricultural and clinical diagnostics research. In recent years significant research efforts have focused on identifying genes and determining their function. This field, which is known as genomics, has accelerated the understanding of the molecular mechanisms of genetics, diseases and disease treatment. DNA and RNA sample preparation, target amplification, and detection technologies are increasingly important and widely used procedures in the life sciences research field.

CLINICAL DIAGNOSTICS

     Numerous breakthroughs in molecular biology and genomics have provided new insights into the nature of human diseases and new therapies for treating them. As a result, DNA-based testing is being rapidly adopted in the field of clinical diagnostics to detect, identify and characterize pathogens, to determine antibiotic resistance and to identify genetic abnormalities, such as cancer. According to a September 2000 SG Cowen report, nucleic acid probes are the fastest growing segment of this market, showing a growth rate of 22% per annum with sales currently estimated at $850 million annually. DNA-based testing includes a variety of assay techniques, such as thermal cycling covered by patents held by Applied Biosystems, as well as constant temperature, or isothermal, techniques.

PATHOGEN DETECTION

     Detection and identification of pathogens in a variety of clinical specimens rely on culture and biochemical identification techniques that have evolved over the past 200 years. Specimens, such as blood, urine, feces or swab extracts, are applied to growth media capable of selectively supporting the growth of microorganisms. The material is incubated for one or more days to allow the microorganisms to grow. Additional tests are then performed to identify the microorganism or to determine if antimicrobial drug resistance is present. These techniques are typically manually intensive. Even in cases where some degree of automation has been introduced, results may still not be available for several days.

     Patients infected with pathogens, such as bacteria, viruses and fungi, may die if untreated before laboratory results are available. Moreover, in recent years resistance to antibiotic and antiviral therapies has become an important health issue. In order to appropriately treat a patient, clinicians need to detect pathogens with specificity and rapidly determine if a candidate drug is effective against the pathogen in that patient. We believe our products will address a wide range of applications where rapid testing will dramatically impact the clinical management of acute infectious diseases.

BLOOD PRODUCT QUALITY

     Nucleic acid amplification techniques have been developed to detect bacteria and major blood viruses, such as HIV, Hepatitis B Virus ("HBV"), Hepatitis C Virus ("HCV") and Human T-Lymphotropic Virus ("HTLV"), in donor blood. Current tests typically require one or more days to complete. Rapid pathogen testing will reduce the time spent waiting for test results and enable immediate blood pooling and component separation.

PRE-TRANSFUSION BLOOD TESTING

     All donated blood is currently tested for viruses, but blood and blood products can become contaminated with bacteria after donation. The American Red Cross has recommended that platelets and other blood components be tested for bacteria immediately prior to transfusion to minimize the risk of patient infection from contaminated blood. Currently, this testing typically requires one or more days to complete. We believe that our technology will enable rapid bacterial testing and potentially extend the shelf life of blood products.

CANCER

     Diagnosis and prognosis of cancer currently depends on the pathological examination of tissue sections using special stains or specific antibody-based reagents to detect evidence of abnormal cell morphology or proliferation. Biopsies for staging cancer operations are obtained surgically, typically in the hospital or in specialized in-patient oncology clinics. The information obtained during these procedures and subsequent molecular analyses that determine the treatment may not be available in a timely manner. We believe integrated analysis systems that can rapidly and automatically process cells or tissues and detect cancerous genetic abnormalities will be required to meet the needs of the growing oncology field. According to a September 2000 SG Cowen report, the $662 million cancer market consists almost entirely of immunoassay-based methods. We believe that a significant portion of these tests will be converting to DNA probe-based tests due to increased sensitivity.

INDUSTRIAL TESTING

     The detection and identification of bacterial and viral pathogens as well as general contaminants in food raw materials, industrial product materials, processing or assembly lines and water continue to depend on conventional culturing techniques. These techniques typically require two to three days and thus do not alert industrial producers to quality control problems until well after the fact. Currently no industrial producer can detect and control the sudden introduction of a pathogen or contaminant in a time-critical manner.

FOOD AND BIOPROCESSING

     We believe rapid, on-site testing will provide considerable economic value to food producers by ensuring high product quality, greater yields, elimination of product recalls and reduced treatment costs. To achieve these benefits, we believe integrated, easy-to-use biological analysis systems are required.

WATER SUPPLIES

     Water supply quality management is a critical need in a wide range of industries, including food, pulp and paper, cosmetics, personal hygiene products, metals and plastics, petrochemical and power generation. With greater pressure to recycle water, minimize the use of antibacterials and maintain quality discharges, manufacturers are seeking technologies to rapidly identify contamination problems at the source. For example, cryptosporidium parvum is a water-borne pathogen infective at a dose of a single organism. It is responsible for frequent widespread outbreaks of intestinal disease that can be life threatening for individuals with compromised immune systems. To detect the presence of organisms such as cryptosporidium, there is a need for rapid biological testing systems that can concentrate the organisms from several gallons of water. We believe that on-site, rapid testing systems, such as the ones we are developing, will play an important role in further enabling the detection of these types of pathogens.

FORENSIC AND IDENTITY TESTING

     The use of DNA "fingerprinting" techniques for identifying individuals is increasing. These techniques typically utilize PCR and sample preparation from whole blood or cells. In addition to human applications, there are important plant and animal identity applications, such as detection of genetically-modified organisms, or GMOs, and the verification of plant and animal strains. We believe integrated, easy-to-use instruments for both the laboratory and field will be needed to satisfy the growing demand for this type of testing.

PHARMACOGENOMICS

     According to an August 2000 report published by UBS Warburg, major pharmaceutical companies spent roughly $40 billion worldwide in 1999 on drug discovery and development. A January 2001 UBS Warburg report indicates that sales of instrumentation and supplies for genomic and functional genomic-related research reached $3.2 billion in 1999.

DRUG DISCOVERY AND DEVELOPMENT

     Pharmaceutical and genomic companies are continually seeking more efficient, high-throughput technologies to accelerate drug discovery and development. New molecular tools, including microarrays and microfluidic devices are being introduced that allow the probing of a very large number of DNA targets. An October 2000 Prudential Vector report estimates the genomics platform market size is $1.1 billion growing at 29% annually. However, nearly all of these tools require sample preparation and nucleic acid amplification prior to their use. We believe these new molecular tools will be more widely adopted when there is a viable and cost-effective integration of sample preparation with amplification and detection. Our systems are designed to automate, integrate and accelerate these procedures.

PHARMACOGENETICS AND PREDICTIVE MEDICINE

     A natural outgrowth of the genomic research undertaken to support drug discovery is the identification of genetic markers, such as single nucleotide polymorphisms, or SNPs. These markers correlate directly to an individual's response to a specific drug or its side effects. We believe pharmaceutical companies will be integrating pharmacogenomic profiling into their drug development and clinical studies protocols. We believe that, as a result, regulatory approval for these new drugs will require use of companion genetic tests to ensure the presence or absence of specific markers. This will improve patient management by allowing physicians to prescribe the right drugs for the right patients. A January 2001 report by UBS Warburg estimates the market for gene-based testing could be as large as $3.4 billion by 2005.

THE CEPHEID STRATEGY

     Our objective is to become the leading provider of microfluidic systems that integrate, automate and accelerate biological testing. We intend to develop our platform technologies for the emerging life sciences research, clinical diagnostics, industrial testing and pharmacogenomics markets. We are applying our technologies to all key processing steps in biological testing: sample preparation, amplification and detection. Key elements of our strategy include:

     - Apply Core Technologies Broadly. We intend to integrate our proprietary I-CORE and automated sample preparation technologies to provide rapid biological analysis platforms with applicability across a number of markets. Our unique capabilities for rapid sample preparation through the use of microfluidics will streamline this otherwise labor-intensive process. We are developing our Smart Cycler and GeneXpert systems to improve speed and flexibility in some markets and to address other markets that historically have been served by traditional microbiological culturing techniques, immunoassays or empirical analysis. Our target markets include life sciences research, clinical diagnostics, industrial testing and pharmacogenomics.

     - Introduce Products In Stages. We intend to establish an initial market position in the life sciences research market through the introduction of our Smart Cycler. We have entered into a distribution agreement with Fisher Scientific under which Fisher has agreed to market our Smart Cycler. We intend to introduce our GeneXpert system next. This system will integrate automated sample preparation with amplification and detection technology. We will also provide our I-CORE modules on an original equipment manufacturer, or OEM, basis to manufacturers of clinical diagnostic equipment for use with their sample preparation and assay components.

     - Focus Initially On Nucleic Acid Analysis. We are initially focusing on the development and application of our platform technologies to the field of rapid nucleic acid analysis. We intend to adapt our platforms to provide purified nucleic acids to traditional analysis systems as well as emerging high-density testing technologies. We will adapt our sample preparation and amplification technologies to improve throughput, lower costs and provide greater sensitivity, thus providing applications in drug development and the emerging field of predictive medicine.

     - Collaborate With Partners. We intend to market our systems to each of our targeted market segments principally through partners to provide marketing, sales, service and distribution. We have entered into a number of non-exclusive collaborations whereby our partners have agreed to provide funding to support the development and engineering efforts required to adapt our systems to meet their specific market needs. In certain markets, we will retain the rights to market directly to end customers. We will utilize our partners to develop chemistries for assays.

     - Generate Recurring Revenue From Disposable Products. We expect to generate recurring revenue from the manufacture and sale of our single use reaction tubes and integrated sample preparation cartridges. We intend to manufacture these disposable products in our own facilities using advanced assembly processes based on robotics and continuous flow processing to minimize labor costs and control product quality.

THE CEPHEID TECHNOLOGY

AUTOMATED SAMPLE PREPARATION

     Automated sample preparation remains the last major hurdle in creating fully integrated nucleic acid analysis systems. Most automated sample preparation instruments available today utilize robotics, with machines merely duplicating the steps technicians would perform in laboratories. These systems have been beneficial to high throughput, single assay applications, but require large capital investments and skilled personnel in a laboratory.

     We believe our proprietary automated sample preparation technology will be the first to integrate the basic chemistry and physics required to prepare a raw sample for analysis. We have developed microfluidic technologies that perform these steps in a disposable cartridge. The key steps in sample preparation together with our corresponding technologies are as follows:

     - Adding Reagents. We manufacture disposable sample preparation cartridges that can contain reagents needed for the amplification process as well as probes for specific nucleic acid targets. Our low-cost, plastic molded cartridges also incorporate a proven fluid delivery system.

     - Measuring Sample Volume And Mixing. We use pressure differences to flow liquids through our cartridges and use proprietary mechanical valving mechanisms to produce precise fluid flow control. Our flow-through technology allows the sample to be processed on a continuous basis and is critical to our ability to accommodate the larger sample sizes required for high sensitivity pathogen detection.

       Our cartridges mix fluids through a versatile, proprietary, plastic valve assembly that can accommodate a variety of sample preparation protocols.

     - Separating Specific Cells Or Targets. Our cartridges incorporate filters and filter assemblies that can perform functions ranging from basic sample clean-up to specific cell or target capture.

     - Lysing Cells. We have developed a very rapid proprietary lysis technology capable of releasing DNA from the cells of organisms that are difficult to lyse, such as spores. This technology does not require harsh chemicals, and therefore eliminates the difficult and time-consuming purification steps that are required by conventional technologies. This technology is incorporated in our GeneXpert system and will allow lysis procedures, that now may take hours, to be performed in seconds. We have developed and delivered a number of self-contained prototypes to select strategic collaborators.

     - Capturing And Concentrating DNA. For some of our cartridge based sample preparation applications, we have developed a miniature silicon chip specifically designed for effective molecular capture and concentration. These chips, approximately 4mm by 4mm, contain thousands of identical, tall pillars (typically five to ten microns in diameter, 200 microns tall, spaced five to ten microns apart). Traditional solid-phase materials widely used in current sample preparation techniques for DNA capture, such as glass fibers, bind and hold molecules with varying efficiencies. In contrast, the uniform forest of identical pillars on our extraction and concentration chip results in extremely uniform binding, allowing rapid and efficient release of the captured DNA.

       Because our chips are operated in a flow-through mode, they can capture and concentrate DNA or other chemicals from large liquid sample volumes. We have increased the concentration of target DNA by a factor as large as 10 in samples as large as one milliliter. All material in the sample other than the target DNA is moved to a waste chamber in the cartridge.

       For certain other cartridge based sample preparation applications we are deploying other solid phase DNA capture materials and components.

     - Preparing For Analysis. We integrate the sample preparation cartridge with our proprietary reaction tube, the same tube designed for our I-CORE and Smart Cycler for amplification and detection. After capturing and concentrating the DNA from the sample, our cartridge automatically mixes the DNA with amplification reagents and moves the DNA to the reaction tube for amplification and detection.

AMPLIFICATION AND DETECTION

     In 1996, we licensed a technology from Lawrence Livermore National Laboratories that allows us to integrate amplification and detection. Our commercial version of the technology is called the Integrated, Cooling/Heating Optics Reaction module, or I-CORE module, a single chamber module measuring approximately one inch by four inches by five inches. An I-CORE is a complete, independent, temperature-controlled fluorimeter for performing and continuously monitoring chemical reactions such as PCR, and is a key element of both our Smart Cycler and GeneXpert systems. The temperature of the sample can be controlled rapidly and accurately, allowing faster reactions and more accurate results. The I-CORE technology also allows the analysis of samples to be performed with much lower power than traditional methods. This permits our systems to become truly portable, giving our customers the capability to obtain bioanalytical results when and where they are needed. The modular nature of the I-CORE allows us to develop a variety of flexible instrument platforms, designed to meet the needs of many of our customers.

INDEPENDENT CONTROL

     One of the key distinguishing features of our I-CORE technology is that in a system composed of multiple I-COREs, each I-CORE can be operated and controlled independently. We believe that this is not possible with any other system currently on the market. In contrast to traditional thermal cycling systems, in which all the samples are subjected to the same time/temperature/optical protocol, each sample in an I-CORE-based instrument can be subjected to a different protocol. This allows the operator to perform many different assays or experiments at the same time on the same instrument.

POWERFUL OPTICAL ANALYSIS

     Each I-CORE module includes a powerful, four-channel optical analysis system capable of complex chemical assays. This allows the detection and quantification of multiple fluorescent dyes and multiple target molecules in the same reaction tube. Continuous optical monitoring during amplification also allows the user to stop the reaction as soon as a target is detected, thereby shortening the time to result. For example, in a single reaction tube, the I-CORE module could simultaneously detect and quantify staphylococcus aureus, detect the presence or absence of the methicillin-resistance gene and measure the response of a separate internal control. The internal control allows us to verify the performance of the system.

PATENTED REACTION TUBE

     Our disposable patented reaction tube is used in conjunction with the I-CORE module and has been optimized to provide rapid temperature cycling and long optical path lengths for optimum optical sensitivity. In addition, the tube is designed to eliminate entrapped air, which can interfere with the optical signal. This feature minimizes optical noise, makes assays more uniform and reproducible and minimizes the need for optical normalization.

PRODUCTS

     We are developing two families of products, the Smart Cycler and GeneXpert families, that incorporate our core technologies. The following table sets forth our amplification and detection products:

         NAME                              DESCRIPTION                            STATUS
         ----                              -----------                            ------
I-CORE Module           Complete thermal cycling microinstrument for DNA      In Production
                        and RHA amplification and detection
Smart Cycler            Laboratory-based DNA analysis instrument              In Production
                        containing 16 I-CORE modules
Smart Cycler XC         Portable, battery-operated DNA analysis instrument    Pre-production
                        containing 16 I-CORE modules for use in the field     prototype
Notebook Smart Cycler   Portable, battery-operated DNA analysis instrument    Prototype
                        containing two I-CORE modules integrated with a
                        notebook computer
Smart Cycler Reaction   Disposable I-CORE reaction tubes optimized for        In Production
  Tubes (25 micronL     research and diagnostic applications
  and 100 micronL)

     The following table sets forth our family of products that integrate sample preparation, amplification and detection:

         NAME                              DESCRIPTION                            STATUS
         ----                              -----------                            ------
GeneXpert               Automated system for sample preparation,              In Development
                        amplification and detection from raw biological
                        samples
Briefcase GeneXpert     Portable, battery-operated version of the             In Development
                        GeneXpert
GXPT-1                  Disposable cartridge for spores and bacteria in       In Development
                        aqueous-based solutions, including swab
                        extractions in buffer
GXPT-2                  Disposable cartridge for genomic DNA in blood         In Development
GXPT-3                  Disposable cartridge for viral pathogens in           Future
                        clinical swabs                                        Development
GXPT-4                  Disposable cartridge for bacterial DNA in blood       Future
                                                                              Development
GXPT-5                  Disposable cartridge for viral pathogens in blood     Future
                                                                              Development

I-CORE MODULE

     Our I-CORE module is a low-cost, self-contained instrument for performing and continuously monitoring chemical reactions such as PCR. Each module can optically measure up to four separate reactions. The I-CORE module rapidly and accurately controls the heating and cooling of the sample, which allows for fast reactions and accurate results. I-CORE modules can be configured into a variety of DNA analysis instruments or can be sold to manufacturers of large clinical and research instruments for incorporation into their instrument platforms. The I-CORE module is a key component in both our Smart Cycler and GeneXpert families of products. We expect to incorporate our I-CORE technology into future systems.

     Our I-CORE technology, when used in thermal cycling applications such as PCR, is subject to the patents owned by Applied Biosystems (formerly PE Biosystems). We have obtained the required license for Applied Biosystems for thermal cycling limited to the fields of life sciences research, industrial testing, aspects of identity testing and forensics. We are also pursuing a license from Applied Biosystems for the field of clinical diagnostics. Our I-CORE technology also can be used in non-thermal cycling and non-PCR applications, such as iso-thermal, or constant temperature, DNA amplification. We do not need a license from Applied Biosystems for use in such applications.

SMART CYCLER FAMILY

     Our Smart Cycler system contains 16 I-CORE modules arranged into a rapid, flexible, multi-purpose instrument capable of performing DNA amplification and detection by means of a number of available fluorescent chemical techniques. In 1998, we received an R&D 100 award from R&D Magazine for the design of the Smart Cycler. Through December 2000, we had sold over 200 Smart Cyclers. We have distribution agreements with Fisher Scientific in the United States and Canada; with Eurogentec in Belgium, France, Germany, the Netherlands, Switzerland and the United Kingdom; and with Takara Shuzo in Japan, Taiwan and South Korea.

     Our Smart Cycler XC (eXtreme Conditions) is a portable, battery-operated version of the Smart Cycler targeted toward military, law enforcement and industrial testing markets. The Smart Cycler XC was developed under a contract from the United States Army Medical Research Institute of Infectious Diseases (USAMRIID). In October 2000 we shipped four Smart Cycler XC pre-production instruments to the U.S. Department of Defense and the Centers for Disease Control. A timetable has not yet been established for the production scale-up of the Smart Cycler XC.

     Our Notebook Smart Cycler is a battery-operated prototype thermal cycler in which two I-CORE modules have been integrated with a notebook computer to further increase portability for the point-of-use market.

REACTION TUBES

     One of our patented reaction tubes is required for each assay run using our I-CORE or Smart Cycler family of products. We offer two types of patented reaction tubes for use with these systems. Both are designed to be disposed of after a single use and represent opportunities for recurring revenue from an installed base of instruments. We manufacture and sell a 25 microliter tube, typically preferred in the life sciences research market, and a 100 microliter tube, which is typical for applications that might require larger liquid reaction volumes. In 2000, we sold over 340,000 reaction tubes.

GENEXPERT SYSTEM

     Our GeneXpert family of products combines sample preparation with the amplification and detection functions performed by our I-CORE module into an integrated, automated DNA analysis instrument. These products are designed to purify, concentrate, detect and identify targeted DNA sequences, from sample to result, in less than 30 minutes. Current techniques for accomplishing this same complex series of procedures require extensive manual labor by skilled technicians and can take anywhere from six hours to three days.

     Our GeneXpert technology platform is designed to accept cartridges with several different internal configurations, each designed to perform a different class of assay. Each cartridge will be labeled with bar codes that instruct the instrument how to direct the fluids through the cartridge and activate the various mixing, lysing, amplification, detection and other functions as required. Furthermore, the GeneXpert system is compact, uses low power and is suitable for applications requiring portability.

DISPOSABLE ASSAY CARTRIDGES

     We have two disposable assay cartridges under development:

     - Spores And Bacteria In Aqueous-Based Solutions. Our GXPT-1 cartridge will be a general-purpose device optimized for rapidly extracting, concentrating and detecting spores and bacteria from aqueous-based samples. We have successfully demonstrated the usefulness of this cartridge for applications such as detecting infectious organisms in urine, bacteria from swabs and spores in environmental samples. For example, in 1999 we designed, built and tested a prototype instrument and cartridge system for the detection of chlamydia and gonorrhea in urine specimens. Based upon our own internal testing, we believe the sensitivity of this system was comparable to available FDA approved systems and could lead to a faster test for chlamydia and gonorrhea. In addition, we have designed, built and tested a prototype cartridge that concentrates, lyses and detects other bacteria and spores present in an aqueous sample (including swab extracts in buffer). We anticipate this cartridge will also be used to detect bacteria in other medical specimens, in food materials, bacteria and spores in industrial products, and to replace bacterial cultures. We are optimizing this cartridge to improve speed and sensitivity when targets are present in low concentration in a large volume.

     - Genomic DNA In Blood. Our GXPT-2 cartridge will be optimized for extracting and concentrating genomic DNA from blood or cell cultures. The ability to extract human genomic DNA from whole blood has been demonstrated using cartridge components. This cartridge will have broad applications in human leukocyte antigen, or HLA, analysis, genetic analysis and SNP detection and analysis. This cartridge will extract white blood cells from whole blood, automatically lyse these cells, extract and concentrate the genomic DNA, then selectively amplify and detect several genomic regions containing the SNPs of interest. The practical realization of SNP information in routine medical testing will require simple, cost-effective disposables such as this cartridge.

     In addition to our own development efforts, we are working with collaborators to co-develop the methodologies and chemistries to be used in specific assays incorporated in these cartridges. Our cartridge design supports a strategy in which a continuous introduction of new assays and new disposable cartridges can be launched over a period of time, expanding the panel of tests that can be implemented on an installed base of GeneXpert instruments. We are engaged in the early stage development of these additional disposable cartridges:

     - Viral Pathogens In Swabs. We intend to design our GXPT-3 cartridge to accept nasal swab extracts or other respiratory secretions, capture the viral pathogens, lyse the viruses and perform real-time PCR. We believe there will be widespread adoption of rapid respiratory virus testing, such as for flu and childhood viral pathogens, as new antiviral treatments become available.

     - Bacterial DNA In Blood. We intend to design our GXPT-4 cartridge to accept up to ten milliliters of whole blood and extract and concentrate bacterial DNA. This will enable detection of the presence of bacteria. Bacterial contamination in blood causes over 20,000 deaths per year in the United States. Relatively large volumes of blood are necessary to achieve the required diagnostic sensitivity. In addition, this cartridge in the GeneXpert system will be able to rapidly and simultaneously detect antibiotic resistance.

     - Viral Pathogens (DNA and RNA) In Blood. We intend to design our GXPT-5 cartridge to accept up to ten milliliters of whole blood, separate and concentrate viruses and their nucleic acids. This will enable the rapid screening of donor blood for transfusions and blood from organ donors. We believe that this cartridge will also be utilized for monitoring therapeutic response to antiviral drugs.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on refining and enhancing of our existing systems, significantly improving our basic technology and developing key future technologies and systems. As with our core technologies and products, we are concentrating our efforts in the areas of sample preparation, amplification and detection.

SAMPLE PREPARATION

     - New miniature components for improved performance of nucleic acid purification;

     - Large and small-scale microfluidic systems for automated fluid handling;

     - New processing methodologies and chemistries, including viral capture;
       and

     - Parallel, high-density sample handling and processing systems.

AMPLIFICATION

     - Enhanced performance of reaction components and systems; and

     - Alternative amplification chemistries.

DETECTION

     - Distinguishing a larger number of fluorescent probes;

     - Alternative detection technologies, including solid-state optical detection systems with applicability beyond current homogeneous methodologies;

     - Alternative nucleic acid and other biomolecule detection techniques; and

     - Further miniaturization of optical detection systems.

SALES AND MARKETING

     Our commercialization strategy is to sell our products principally through distribution partners across a wide range of markets, including life sciences research, clinical diagnostics, industrial testing and pharmacogenomics. We may market our products directly to key customers in the pharmaceutical industry and the U.S. government. Before we can market our products for thermal cycling in the clinical diagnostics field, we will require an additional license from Applied Biosystems. We are unaware of any other limitations on our ability to enter our target markets.

     Our distribution partners are continually looking for innovative new products. We plan to partner with them to gain access to their marketing resources and their proprietary reagents and assays. We will retain the rights to manufacture the key components and disposable products for our systems. We currently have eleven employees engaged in marketing, sales and service activities and are planning to hire additional personnel before the end of 2001.

COLLABORATIONS

     We have entered into collaborations with commercial entities and have received grants and research contracts from U.S. government agencies. We have entered into the following significant commercial collaborations:

FISHER SCIENTIFIC COMPANY L.L.C.

     In May 2000, we launched our first product, the Smart Cycler system, into the U.S. life sciences research market through the Life Sciences group of Fisher Scientific Company L.L.C. ("Fisher"). Fisher has exclusive distribution rights to the U.S. life sciences research market and exclusive distribution rights to the life sciences research market in Canada. Fisher will sell under the Cepheid label and trade dress. We will establish the end user list price for the system, accessories and disposable reaction tubes. This three year arrangement may be extended by mutual agreement.

     Our agreement with Fisher is subject to Fisher's ongoing fulfillment of minimum purchase requirements. We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life sciences research market.

TAKARA SHUZO CO., LTD.

     In the fourth quarter of 2000, we launched the Smart Cycler system into the life science research markets in Japan, Taiwan and South Korea through the Biomedical Group of Takara Shuzo Co., Ltd., of Japan ("Takara"). Takara has exclusive distribution rights in these countries under the three year agreement subject to Takara's ongoing fulfillment of minimum purchase requirements.

EUROGENTEC SA

     In the first quarter of 2001, we launched the Smart Cycler system into the life science research markets in Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom through Eurogentec SA ("Eurogentec"). Eurogentec has exclusive distribution rights in these countries under the three year agreement subject to their ongoing fulfillment of minimum purchase requirements.

     We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life sciences research market in Europe.

INNOGENETICS N.V.

     In 1998, we entered into a Development and Supply Agreement with Innogenetics N.V., a Belgian biotechnology company. The focus of this collaboration is the development of products integrating our proprietary technologies for sample preparation, rapid amplification and detection and Innogenetics' proprietary methods for genetic testing and viral genotyping. Any resulting products will be sold on a worldwide basis by Innogenetics, through their direct sales organizations in the U.S. and Europe and through other distributor organizations.

INFECTIO DIAGNOSTIC INC.

     In February 2000, we formed Aridia Corp., a joint venture we own equally with Infectio Diagnostic Inc., a Canadian diagnostic company. Aridia is developing a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections, such as group B strep, antibiotic resistant bacteria, meningitis and sepsis. The first products from this venture, a line of assays adapted to our Smart Cycler system, will be directed primarily to hospital laboratories. Products incorporating our sample preparation cartridge technology will follow and will enable diagnostic procedures to be performed closer to the patient. These products will require FDA approval or clearance, or other applicable regulatory approval or clearance, which has not been obtained or sought. The joint venture has not been funded and no amounts were incurred by or recorded by the joint venture through December 31, 2001.

UNITED STATES GOVERNMENT

     Fast DNA testing, available when and where it is needed, is of great interest to the U.S. government, primarily for biological warfare defense, but also for medical diagnostics, food testing, forensics and other applications. We have received grants and research contracts from the following U.S. government agencies that have funded much of our fundamental technology development:

     - Defense Advanced Research Projects Agency;

     - United States Army Medical Research Institute of Infectious Diseases;

     - Soldier Biological Chemical Command; and

     - Lawrence Livermore National Laboratory.

     In addition, the following U.S. government agencies are evaluating prototypes of our products:

     - Center for Disease Control;

     - Federal Bureau of Investigation; and

     - Armed Forces Institute of Pathology.

MANUFACTURING

     Our manufacturing processes were designed to comply with ISO 9001 quality control procedures but we have not yet applied for ISO certification. Our facilities and manufacturing processes are designed to comply with FDA's Quality Systems Requirements to enable us to market our systems in the future into the clinical diagnostics and industrial testing markets. We perform final assembly, calibration and test of our instruments. We produce our patented disposable reaction tubes on a custom, automated assembly line. This line can be expanded to deliver up to 20 million tubes per year. Our new manufacturing facility provides increased capacity for assembly, test and inventory of our products.

COMPETITION

     Several companies provide instruments for DNA amplification or detection. Applied Biosystems and Hoffmann La Roche sell systems integrating amplification and detection to the commercial market. Organon Teknika, Promega and Qiagen are competitors in the area of sample preparation, selling both sample preparation kits and robotic systems.

     We expect to encounter intense competition from a number of companies that offer various products for sample preparation, amplification and detection. We anticipate that our competitors will come primarily from the following two sectors:

     - companies providing conventional products based on established technologies; and

     - companies developing their own microfluidics technologies.

     In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these conventional technologies and products.

     We will also need to compete effectively with companies developing their own microfluidics technologies and products, such as ACLARA Biosciences, Caliper, Nanogen and Orchid Biosciences. Other companies we are aware of that are involved in microfluidic research include Affymetrix, Motorola, 3M and Applied Biosystems. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend on our ability to establish and maintain a competitive position in these and future technologies. Rapid technological development may result in our products or technologies becoming obsolete. Products we offer could be made obsolete either by less expensive or more effective products based on similar or other technologies.

     In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

GOVERNMENT REGULATION

     For our initial commercial market, the biomedical research market, we do not anticipate the need for FDA or other regulatory approval. We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products under development or diagnostic products we may develop and commercialize in the future will be subject to regulation in the United States and in other countries. In addition to clinical diagnostics markets, we also may pursue forensic, agricultural, environmental, laboratory and industrial applications for our products which may be subject to different government regulation. Aspects of our manufacturing and marketing activities may also be subject to federal, state and local regulation by various governmental authorities.

     In the United States, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new medical devices under development that fall within the FDA's jurisdiction until we receive clearance or approval from the FDA, which can be a lengthy, expensive, and uncertain process. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution.

INTELLECTUAL PROPERTY

PATENTS AND PATENTS PENDING

     We hold an exclusive license to key technologies from the Lawrence Livermore National Laboratory ("LLNL") in the fields of nucleic acid analysis and ligand binding assays with integrated optical detection. These technologies have resulted in one issued U.S. patent and include two pending U.S. patent applications and two pending international counterpart patent applications. The LLNL technologies are the basis of our I-CORE module and encompass the key I-CORE features.

     We also have an issued U.S. patent on our disposable reaction tube. We have an additional 16 pending U.S. patent applications and eleven pending international counterpart applications relating to our technologies. Our pending patent applications relate to our I-CORE module, reaction tubes, lysing technology, nucleic acid concentration chip and microfluidic devices, and methods and systems as applied to sample processing and automated DNA analysis.

OUTSIDE TECHNOLOGIES REQUIRED

     We have obtained a thermal cycling license from Applied Biosystems for sale of the I-CORE module in the life sciences research, industrial testing and drug discovery and development markets. In addition, we are in discussions with Applied Biosystems regarding a license to their U.S. patent covering thermal cycling systems for other fields, including human diagnostics.

     In the area of human diagnostics for PCR-based applications, we rely on partners who have negotiated or are negotiating the appropriate licenses from Hoffmann La Roche for application to this field. There are also numerous non-PCR amplification methods that can be adapted to our systems and we are pursuing collaborations with developers of these methods.

EMPLOYEES

     As of December 31, 2000, we had 102 full-time employees of whom nine hold Ph.D. degrees and twelve hold other advanced degrees. Approximately 47 employees are engaged in research and product development, 30 of whom are in engineering and 17 in biotechnology. None of our employees are represented by a labor union. We place a high value on our human capital and consider our employee relations to be good.

SCIENTIFIC ADVISORY BOARD

     We have assembled a group of scientific advisors with demonstrated expertise in fields related to microbiology, microfluidics, instrumentation technologies and systems. Our Scientific Advisory Board meets periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

     - R. Bruce Darling, Ph.D., Professor of Electrical Engineering, University of Washington. Dr. Darling is an expert in the areas of microfabrication, microfluidic systems, modeling and instrumentation.

     - Stanley Falkow, Ph.D., Professor Microbiology and Immunology, Geographic Medicine and Infectious Diseases, Stanford University School of Medicine. Dr. Falkow focuses his research efforts on microbial pathogenicity and investigates the natural history of infectious diseases at molecular and genetic levels.

     - Gregory Kovacs, M.D., Ph.D., Associate Professor of Electrical Engineering and, by courtesy, of Medicine, Stanford University. Dr. Kovacs develops micromachined sensors and fluidic devices for biomedical applications, clinical and research instrumentation and specialized devices for detection of environmental pathogens and toxins. Dr. Kovacs serves as the chair of our Scientific Advisory Board.

     - Dorian Liepmann, Ph.D., Associate Professor, Bioengineering and Mechanical Engineering, University of California, Berkeley. Dr. Liepmann's research areas include experimental fluid mechanics, biofluid mechanics, microfluidic systems, bio-MEMS, mixing, free surface flows and hydroacoustics.

     - David A. Relman, M.D., Assistant Professor Medicine, Stanford University. Dr. Relman's research focuses on molecular mechanisms of pathogenesis and advanced molecular methods for microbial pathogen discovery.

     - Ann Warford, Ph.D., Director of Laboratory Operations, SRA Life Sciences. Dr. Warford is an expert in the practical application of advanced clinical diagnostics in hospital settings.

     - Richard Zare, Ph.D., Marguerite Blake Wilbur Professor in Natural Science at Stanford University, Department of Chemistry, Stanford University. Dr. Zare investigates chemical reactions at the molecular level, including molecular collision processes and dedicates a good deal of his time to advancing chemical analysis technologies through such techniques as laser-induced fluorescence and high performance capillary electrophoresis.

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors:

             NAME                AGE                             POSITION
             ----                ---                             --------
Thomas L. Gutshall.............  63     Chairman of the Board, Chief Executive Officer and Director
Kurt Petersen, Ph.D. ..........  53     President, Chief Operating Officer and Director
M. Allen Northrup, Ph.D. ......  46     Vice-President, Research and Chief Technical Officer
Catherine A. Smith.............  45     Vice-President, Finance and Chief Financial Officer
Gerald S. Casilli(1)...........  61     Director
Cristina H. Kepner(1)..........  54     Director
Ernest Mario, Ph.D.(1).........  62     Director
Dean O. Morton(2)..............  69     Director
Hollings C. Renton(2)..........  54     Director

---------------
(1) Member of the audit committee

(2) Member of the compensation committee

     Thomas L. Gutshall. Mr. Gutshall is a co-founder and has served us as Chairman of the Board and Chief Executive Officer since August 1996. From January 1995 to August 1996, he was President and Chief Operating Officer of CV Therapeutics. From 1989 to 1994, he was Executive Vice President at Syntex Corporation and a member of the Pharmaceutical Executive Committee. His responsibilities while at Syntex included managing Syva Company, Syntex Agribusiness, Pharmaceutical and Chemical Operations and Services, Syntex Pharmaceutical Intl. Ltd. and Environmental Health and Safety. He is also a member of the board of directors of CV Therapeutics and Metrika, Inc.

     Kurt Petersen, Ph.D. Dr. Petersen is a co-founder and has served us as President and Chief Operating Officer since August 1996. From January 1996 through July 1996, Dr. Petersen worked as a private consultant. From 1985 to 1995, he served as Vice President, Technology for NovaSensor. While at NovaSensor, he was responsible for commercializing many innovative micromachined devices and fundamental fabrication processes. He holds 19 patents and has authored over 80 papers and presentations. Dr. Petersen is a member of the National Academy of Engineering.

     M. Allen Northrup, Ph.D. Dr. Northrup is a co-founder and has served us as Vice President, Research and Chief Technology Officer since May 1997. From 1991 to 1997, he served as the Principal Engineer at the Microtechnology Center of Lawrence Livermore National Laboratory, where he demonstrated the first micromachined and optically interrogated PCR system. He holds 17 patents, has authored 50 publications and serves on several national and international committees in the areas of biotechnology and microinstrumentation.

     Catherine A. Smith. Ms. Smith is our Vice President, Finance and Chief Financial Officer and joined us as Vice President in January 1998. From 1992 to 1997, she was a consultant to numerous private and public biotechnology, pharmaceutical, diagnostic and device companies, providing interim or part-time financial management. She began her career at the international public accounting firm Deloitte & Touche, where she served as an audit manager from 1979 to 1984. She also served as the Controller for Thoratec Laboratories Corporation from 1984 to 1989.

     Gerald S. Casilli. Mr. Casilli joined us as a director in April 1997. Mr. Casilli has served as Chairman of the Board of IKOS Systems, Inc. since 1989 and as Chief Executive Officer from 1989 to 1995. From 1986 to 1989, he was a general partner at Trinity Ventures, Ltd., a venture capital firm. Mr. Casilli was a general partner of Genesis Capital, a venture capital firm from 1982 to 1990. In 1973, Mr. Casilli founded Millennium Systems, a manufacturer of microprocessor development systems, and served as its President and Chief Executive Officer until 1982. Mr. Casilli currently serves as a director of Evans & Sutherland.

     Cristina H. Kepner. Ms. Kepner joined us as a director in May 1998. She is an advisor to the President of Invemed Associates LLC, an investment bank. From February 1978 to January 2001, she served as Executive Vice President, Corporate Finance Director and director of Invemed. She is currently on the boards of ViroLogic, Inc. and Quipp, Inc.

     Ernest Mario, Ph.D. Dr. Mario joined us as a director in March 2000. He has been the Chairman of the Board since 1997 and Chief Executive Officer of ALZA Corporation since 1993. From 1993 to 1997, he was Co-Chairman of the Board of ALZA. Prior to joining ALZA, he served as Chief Executive of Glaxo Holdings plc, a pharmaceutical corporation, from 1989 to 1993, and as Deputy Chairman from 1992 to 1993. From 1988 to 1989, he served as Chairman of the Board and Chief Executive Officer of Glaxo, Inc., a subsidiary of Glaxo Holdings, and from 1986 to 1988 as President and Chief Operating Officer of Glaxo, Inc. He currently serves on the boards of Catalytica Energy Systems, Inc., COR Therapeutics, Inc., Orchid Biosciences, Inc., Pharmaceutical Product Development, Inc. and SonoSite, Inc.

     Dean O. Morton. Mr. Morton joined us as a director in July 1997. He was Executive Vice President, Chief Operating Officer and a director of Hewlett-Packard Company. He is currently a member of the board of directors of ALZA Corporation, BEA Systems, Inc., The Clorox Company, Pharsight Corporation and KLA-Tencor Corporation. He is a trustee of the State Street Research group of mutual funds and a director of the Metropolitan Series Fund, Inc. and State Street Research Portfolios, Inc. He serves on the Board of Monterey Bay Aquarium Research Institute and the Board of Kaiser Foundation Health Plan and Hospitals. He is a trustee of the David and Lucille Packard Foundation and Chairman of The Center for Excellence in Non Profits.

     Hollings C. Renton. Mr. Renton joined us as a director in March 2000. Since 1993, he has served as the President and Chief Executive Officer and a director of Onyx Pharmaceuticals, Inc. and was elected to Chairman of the Board in June 2000. From 1991 to 1993, he served as President and Chief Operating Officer of Chiron Corporation following their acquisition of Cetus Corporation. Prior to the acquisition, he served as President of Cetus from 1990 to 1993 and as Chief Operating Officer of Cetus from 1987 to 1990.

BOARD COMPOSITION

     We have nine authorized directors divided into three classes:

     - Class I directors, whose term will expire at the annual meeting of shareholders to be held in 2001;

     - Class II directors, whose term will expire at the annual meeting of shareholders to be held in 2002; and

     - Class III directors, whose term will expire at the annual meeting of shareholders to be held in 2003.

     The Class I directors are Mr. Morton and Dr. Petersen, the Class II directors are Mr. Casilli and Ms. Kepner and the Class III directors are Dr. Mario, Mr. Gutshall and Mr. Renton. There are two vacancies on the board of directors. At each annual meeting of shareholders the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be increased only by resolution of the board of directors and a majority vote of our shareholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control or management of our company.

BOARD COMMITTEES

     The audit committee of our board of directors was established in September 1998 and reviews, acts on and reports to the board of directors on various auditing and accounting matters, including the recommendation of our independent auditors, the scope of our annual audits, fees to be paid to our independent auditors, the performance of our independent auditors and our accounting practices. The members of our audit committee are Mr. Casilli, Ms. Kepner and Dr. Mario, each of whom is an independent director.

     The compensation committee of the board of directors was established in September 1998 and reviews and approves the salaries and stock options recommended by our Human Resources Department for our employees, consultants, directors and other individuals compensated by us. Mr. Morton and Mr. Renton, each of whom is an independent director, are currently the members of the compensation committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of our compensation committee has ever been at any time an officer or employee of ours, and none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our board of directors or compensation committee.

                                  RISK FACTORS

     You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Cepheid. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

WE ARE HEAVILY DEPENDENT ON THE EFFORTS OF FISHER SCIENTIFIC, TAKARA AND EUROGENTEC FOR THE MARKETING AND SALE OF OUR FIRST PRODUCT. IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT ACHIEVE PROFITABILITY.

     Our technologies are still in the early stages of development. We commenced commercial sale of our first product, the Smart Cycler system, for the life sciences research market in the first half of 2000. Fisher Scientific is the co-exclusive distributor of our Smart Cycler system for the life sciences research market in the United States and Canada; Takara is the exclusive distributor in Japan, South Korea and Taiwan and Eurogentec is the exclusive distributor in Belgium, France, Germany, the Netherlands, Switzerland and the United Kingdom. We will be substantially dependent on Fisher Scientific, Takara and Eurogentec for the marketing and sales of the Smart Cycler system and we will have little ability to influence their efforts. If our Smart Cycler system is not successful, this could have a negative impact on our ability to sell future systems. If our systems do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. Market acceptance will depend on many factors, including:

     - our ability and the ability of our collaborators to convince our potential customers of the advantages and economic value of our systems over well-established technologies and products;

     - our ability and the ability of our collaborators to sell our systems; and

     - the success of our competitors' efforts to market and sell their products.

     Our systems have been in operation for a limited period of time. As a result we have not fully established their accuracy, reliability or ease of operation in commercial use. If our products are not accepted in the marketplace, this could have a negative effect on our ability to sell subsequent systems.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses at least through 2002, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and selling, general and administrative costs. We may never achieve profitability. For example, we experienced net losses of approximately $3.3 million in 1998, $7.9 million in 1999 and $14.8 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $27.3 million. Our losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations.

WE DEPEND ON COLLABORATIONS WITH OTHER COMPANIES TO COMMERCIALIZE OUR PRODUCTS. IF OUR COLLABORATORS ARE UNSUCCESSFUL OR IF WE ARE NOT ABLE TO FIND PROSPECTIVE COLLABORATORS, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

     We have entered into non-exclusive collaborations with Innogenetics and Infectio Diagnostics, Inc. whereby our partners will provide funding to support the development and engineering efforts required to adapt our systems to meet their specific market needs. Through these collaborations, we also intend to rely upon our partners to provide the marketing, sales, service and distribution functions. We only intend to develop a limited internal capability for these functions. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaboration agreements, our revenues will be reduced and our products may not be commercialized. Our collaborators have the responsibility, where required, to apply for the regulatory approval of any products to the U.S. Food and Drug Administration, or FDA, and corresponding regulatory agencies in other countries. In addition, our collaborators may require a license for the chemistries used in our products. Although we believe our collaborators have an economic motivation to succeed in performing their contractual responsibilities, we have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not devote sufficient resources to the marketing, sale, service or distribution of these products. If any of these events occur, we may not be able to commercialize our products.

WE WILL REQUIRE A LICENSE FOR THERMAL CYCLING IN THE FIELD OF CLINICAL DIAGNOSTICS AND OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO OBTAIN SUCH LICENSE.

     We have licensed patents from Applied Biosystems for thermal cycling limited to the fields of life sciences research, industrial testing, aspects of identity testing and forensics. This license will terminate upon expiration of the last to expire of the licensed patents. However, we will require an additional license from Applied Biosystems for thermal cycling in the clinical diagnostics field. Although there are non-thermal cycling applications for our products in the clinical diagnostics field, we believe that the thermal cycling applications in this field are very important to our business and growth prospects. We may not be able to obtain this additional license on reasonable terms, or at all. Applied Biosystems competes with us in the sale of thermal cycling equipment. If we are unable to obtain this additional license, we may be unable to sell our products for thermal cycling in the field of clinical diagnostics. This would reduce the market for our products and reduce our future revenues.

MANY COMPETITORS AND POTENTIAL COMPETITORS MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OUR PRODUCTS OBSOLETE.

     We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that these competitors will include:

     - companies developing and marketing life sciences research products;

     - health care companies that manufacture laboratory-based tests and analyzers;

     - diagnostic and pharmaceutical companies; and

     - companies developing drug discovery technologies.

     If we succeed in developing products in these areas, we will face competition from both established and development-stage companies that continually enter these markets.

     In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organization than we have. Moreover, these competitors may offer broader product lines and tactical discounts, and have greater name recognition.

     In addition, several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that may prevent us from successfully commercializing our products.

     Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

WE EXPECT THAT OUR OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

     We expect that our quarterly operating results will fluctuate in the future as a result of many factors, some of which are outside of our control. We expect our gross profit to fluctuate depending upon the timing of introduction and acceptance of our products. In addition, our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to changes in internal priorities or, in the case of governmental customers, problems with the appropriations process. It is possible that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

     If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development and selling, general and administrative expenses are not significantly affected by variations in revenue.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY REQUIRE COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND LIMIT OUR ABILITY TO SELL SOME OR ALL OF OUR PRODUCTS.

     Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe upon these patents or proprietary rights of third parties.

     In response, third parties may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME, IF NOT ALL, OF OUR INTELLECTUAL PROPERTY RIGHTS, AND THEREBY IMPAIR OUR ABILITY TO COMPETE IN THE MARKET.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

THE RIGHTS WE RELY UPON TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE THE TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection on our inventions, technologies and discoveries, including intellectual property that we license. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

     In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position via our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If inadequately protected, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING, UNCERTAIN AND MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS FOR THE COMMERCIALIZATION OF SOME OF OUR PRODUCTS.

     Some of our products, depending upon their intended use, will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. Products used for clinical diagnostic purposes will require such approval. To date, we have not sought approval from the FDA or any foreign governmental body for the commercial sale of any of our products. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We expect our collaborators generally to direct the regulatory approval process for many of our products. There are no assurances that they will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

     In addition, our failure or the failure of our collaborators to comply with regulatory requirements applicable to our products could result in significant sanctions, including:

     - injunctions;

     - recall or seizure of products;

     - withdrawal of marketing clearances or approvals; and

     - fines, civil penalties and criminal prosecutions.

RESTRICTIONS ON REIMBURSEMENT FROM THIRD PARTY PAYORS OF THE COST TO PATIENTS OF OUR PRODUCTS MAY LIMIT OUR ABILITY TO SELL PRODUCTS IN SOME MARKETS.

     Our ability to sell our products in the clinical diagnostics market will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

     - government health administration authorities;

     - private health coverage insurers;

     - managed care organizations; and

     - other organizations.

     If appropriate reimbursement cannot be obtained, it could prevent us from successfully commercializing some of our potential products.

     There are efforts by governmental and third-party payors to contain or reduce the costs of health care through various means. Additionally, third-party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

     We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as manufacturing, quality control, project management, microbiology, software engineering, mechanical engineering and electrical engineering. Our business is located in Silicon Valley, California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR SYSTEMS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

     We intend initially to manufacture our own systems. We currently have limited manufacturing capacity for our systems. If we fail to manufacture and deliver products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We have only recently begun to manufacture our Smart Cycler systems and are continuing to develop our quality control procedures. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to scale-up our production of Smart Cycler systems or that we can scale-up manufacture and quality control in a timely manner or at commercially reasonable costs. If we are unable to manufacture Smart Cycler systems or our disposable reaction tubes consistently on a timely basis because of these or other factors, our product sales will decline. Our Smart Cycler systems largely require manual assembly. We are currently manufacturing Smart Cycler systems and disposable reaction tubes in-house, in limited volumes. If demand for our products increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers.

     Our manufacturing facilities are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to Quality System Regulations, or QSR, requirements of the FDA. If we fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements, then the manufacturing process could be suspended or terminated, which would impair our business.

WE RELY ON SINGLE SOURCE SUPPLIERS FOR SOME OF OUR PRODUCT COMPONENTS THAT COULD IMPAIR OUR MANUFACTURING ABILITY.

     We depend on long term delivery contracts with four separate single source suppliers that supply several components used in the manufacture of our Smart Cycler. If we need alternative sources for key component parts for any reason, such component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of such components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a key source supplier for the manufacture of our potential products may force us to curtail or cease operations.

FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE SIGNIFICANT CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS COULD REDUCE OUR ABILITY TO COMPETE AND RESULT IN LOWER REVENUE.

     We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the year 2002. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including market acceptance of our products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts.

     In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders.

     We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

WE RELY ON A CONTINUOUS SUPPLY OF ELECTRIC POWER TO CONDUCT OUR BUSINESS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute electrical power shortage, the independent system operator in the State of California has on occasion implemented, and may in the future continue to implement, rolling blackouts throughout the state, which can occur when electrical power reserves for the State of California fall below 1.5%. We currently do not have backup generators or alternate sources to supply electricity in the event of a blackout, and our current insurance may not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our supply of electric power, we would be temporarily unable to continue operations at our facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government have caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their electrical power generating plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price, which would in theory lower prices. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale power prices continue to increase, our operating expenses will likely increase, as our principal facilities are located in California.

IF A NATURAL DISASTER STRIKES OUR MANUFACTURING FACILITIES WE MAY BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD EXPERIENCE LOST REVENUE.

     Our manufacturing facilities are located in Sunnyvale, California. The facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the manufacturing facilities are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

     Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

WE MAY HAVE SIGNIFICANT PRODUCT LIABILITY EXPOSURE.

     We face an inherent business risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm. We may not be able to obtain insurance for such potential liability on acceptable terms with adequate coverage or may be excluded from coverage under the terms of the policy. We may not be able to maintain insurance on acceptable terms, or at all.

ITEM 2. PROPERTIES

     We occupy approximately 33,000 square feet of leased and sub-leased office and laboratory space in Sunnyvale, California as the base for our manufacturing, product support and research and development efforts pursuant to leases that expire in April 2002 and July 2003. Our space is expected to meet our currently anticipated facilities needs at least through 2001. If necessary, we believe we will be able to obtain additional facilities space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the last quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market since our initial public offering on June 21, 2000 under the symbol CPHD. Prior to such time, there was no public market for our common stock. Through March 15, 2001, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

                                                               HIGH      LOW
                                                              ------    -----
Second Quarter 2000 (from June 21, 2000)....................  $11.38    $6.13
Third Quarter 2000..........................................   27.50     8.00
Fourth Quarter 2000.........................................   10.63     5.72
First Quarter 2001 (through March 15, 2001).................    9.97     4.06

     On March 15, 2001 the last reported sale price of our common stock on the Nasdaq National Market was $4.25 per share. On March 15, 2001, there were approximately 336 holders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables contain selected consolidated financial data as of and for the four fiscal periods ended December 31, 2000, 1999, 1998 and 1997 that were derived from our consolidated financial statements, which were audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future. The pro forma net loss per share and shares used in computing pro forma net loss per share are calculated as if all of our convertible preferred stock was converted into shares of common stock on the date of their issuance. See Note 11 of Notes to Consolidated Financial Statements for information concerning the deemed dividend upon issuance of convertible preferred stock in the first quarter of 2000. Also included are tables containing unaudited selected consolidated quarterly financial data for 2000 and 1999.

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                        YEAR ENDED DECEMBER 31,      (MARCH 4, 1996)
                                                      ----------------------------       THROUGH
                                                        2000      1999      1998      DEC. 31, 1997
                                                      --------   -------   -------   ---------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
  Product sales.....................................  $  4,397   $   159   $    --       $    --
  Grant and government sponsored research revenue...     2,249     2,249     2,870         1,400
  Research and development contract revenue.........       416     1,187       707            45
                                                      --------   -------   -------       -------
Total revenues......................................     7,062     3,595     3,577         1,445
Operating costs and expenses
  Costs of product sales............................     3,851        97        --            --
  Research and development (including charges for
     stock-based compensation of $3,706, $169 and $0
     in 2000, 1999 and 1998, respectively)..........    15,055    10,261     5,990         2,220
  Selling, general and administrative (including
     charges for stock-based compensation of $1,152,
     $14 and $0 in 2000, 1999 and 1998,
     respectively)..................................     4,675     1,298     1,178           583
                                                      --------   -------   -------       -------
Total costs and operating expenses..................    23,851    11,656     7,168         2,803
                                                      --------   -------   -------       -------
Loss from operations................................   (16,519)   (8,061)   (3,591)       (1,358)
Net interest income.................................     1,700       142       280            84
                                                      --------   -------   -------       -------
Net loss............................................   (14,819)   (7,919)   (3,311)       (1,274)
Deemed dividend upon issuance of convertible
  preferred stock...................................   (19,114)       --        --            --
                                                      --------   -------   -------       -------
Net loss allocable to common shareholders...........  $(33,933)  $(7,919)  $(3,311)      $(1,274)
                                                      ========   =======   =======       =======
Basic and diluted net loss per common share.........  $  (2.14)  $ (1.90)  $ (1.37)      $ (7.61)
                                                      ========   =======   =======       =======
Shares used in computing basic and diluted net loss
  per common share..................................    15,859     4,164     2,414           167
Pro forma basic and diluted net loss per common
  share.............................................  $  (1.56)  $ (0.71)
                                                      ========   =======
Shares used in computing pro forma basic and diluted
  net loss per common share.........................    21,756    11,111

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 39,698    $  1,493    $ 8,676
Restricted cash.............................................        --          --        300
Working capital.............................................    41,259         732      8,347
Total assets................................................    47,353       4,886     11,042
Long-term debt, net of current portion......................     1,504       1,205        531
Accumulated deficit.........................................   (27,324)    (12,505)    (4,586)
Total shareholders' equity..................................    42,647       1,557      9,175

                QUARTERLY DATA:
                                                              QUARTER ENDED
                                                 ---------------------------------------     TOTAL
                                                 3/31/00    6/30/00   9/30/00   12/31/00   YEAR 2000
         YEAR ENDED DECEMBER 31, 2000            --------   -------   -------   --------   ---------
                  (unaudited)                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.................................  $    916   $ 1,189   $ 2,323   $ 2,634    $  7,062
Operating costs and expenses:
  Costs of product sales.......................       131       683     1,410     1,627       3,851
  Research and development.....................     3,467     4,060     4,085     3,443      15,055
  Selling, general and administrative..........       730     1,277     1,295     1,373       4,675
                                                 --------   -------   -------   -------    --------
Total costs and operating expenses.............     4,328     6,020     6,790     6,443      23,581
                                                 --------   -------   -------   -------    --------
Loss from operations...........................    (3,412)   (4,831)   (4,467)   (3,809)    (16,519)
Net interest income............................       159       222       679       640       1,700
                                                 --------   -------   -------   -------    --------
Net loss.......................................    (3,253)   (4,609)   (3,788)   (3,169)    (14,819)
Deemed dividend upon issuance of convertible
  preferred stock..............................   (19,114)       --        --        --     (19,114)
                                                 --------   -------   -------   -------    --------
Net loss allocable to common shareholders......  $(22,367)  $(4,609)  $(3,788)  $(3,169)   $(33,933)
                                                 ========   =======   =======   =======    ========
Basic and diluted net loss per common share....  $  (4.42)  $ (0.60)  $ (0.15)  $ (0.12)   $  (2.14)
                                                 ========   =======   =======   =======    ========
Shares used in computing basic and diluted net
  loss per common share........................     5,065     7,701    25,035    25,352      15,859

                                                               QUARTER ENDED
                                                   --------------------------------------     TOTAL
                                                   3/31/99   6/30/99   9/30/99   12/31/99   YEAR 1999
          YEAR ENDED DECEMBER 31, 1999             -------   -------   -------   --------   ---------
                   (unaudited)                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues...................................  $   615   $   826   $   655   $ 1,499     $ 3,595
Operating costs and expenses:
  Costs of product sales.........................       --         2        17        78          97
  Research and development.......................    2,282     2,696     2,427     2,856      10,261
  Selling, general and administrative............      289       319       371       319       1,298
                                                   -------   -------   -------   -------     -------
Total costs and operating expenses...............    2,571     3,017     2,815     3,253      11,656
                                                   -------   -------   -------   -------     -------
Loss from operations.............................   (1,956)   (2,191)   (2,160)   (1,754)     (8,061)
Net interest income..............................       85        41        23        (7)        142
                                                   -------   -------   -------   -------     -------
Net loss.........................................  $(1,871)  $(2,150)  $(2,137)  $(1,761)    $(7,919)
                                                   =======   =======   =======   =======     =======
Basic and diluted net loss per share.............  $ (0.55)  $ (0.56)  $ (0.51)  $ (0.38)    $ (1.90)
                                                   =======   =======   =======   =======     =======
Shares used in computing basic and diluted net
  loss per share.................................    3,415     3,832     4,227     4,597       4,164

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

     Cepheid is applying proprietary microfluidic and microelectronic technologies to the development of fast, versatile, miniaturized systems that can perform all the steps required to analyze complex biological samples, including sample preparation, amplification and detection, with a single platform. In 2000, we launched our first product, the Smart Cycler system, a system which performs quantitative DNA amplification and detection in a single, random access platform. Our initial distribution agreement for the life sciences research market in the United States was finalized with Fisher Scientific Company L.L.C. ("Fisher") in late 1999 and the Smart Cycler was launched through Fisher in the United States in May 2000.

     During the third quarter of 2000, we selected Takara Shuzo Co., LTD. ("Takara") as our distributor to the life science research markets in Japan, South Korea and Taiwan. Takara initiated product sales in their territory during the fourth quarter. In December 2000 we selected Eurogentec SA ("Eurogentec") to distribute our Smart Cycler system in Europe, and Fisher as our distribution partner in Canada. More than 200 Smart Cycler systems were sold in the seven months ended December 31, 2000.

     Our GeneXpert system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

     The year 2000 was also our first year as a publicly traded company as our initial public offering was completed June 21, 2000.

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

     Total revenues increased 96% to $7.1 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. Revenues in 2000 include $4.4 million from the sale of Smart Cycler instruments and reaction tubes. A limited number of Smart Cycler prototypes were sold in 1999 and associated revenue was recognized in and through April 2000. We launched the Smart Cycler in the United States through our distributors Fisher Scientific in May 2000 and in the Far East through Takara in the fourth quarter of 2000.

     Through the end of December 2000, we had sold more than 200 Smart Cycler systems and over 340,000 reaction tubes. Three quarters of the sales were through distributors and the vast majority of sales were through Fisher. Fisher's business is focused primarily on the research market. Most of its sales have been to academic laboratories, but a large portion has been to biotech and pharmaceutical companies. Our own direct sales efforts are focused on the government, including domestic preparedness and public health labs, plus potential collaborators and industrial customers, primarily food-related. Our largest customer category is academics/universities, which represented about 35% of sales in 2000. The next two largest categories are biotech/pharmaceutical companies and the military, each representing approximately 20% of sales in 2000.

     Grant and government sponsored research revenue of $2.2 million in 2000 was about the same level as in 1999, while research and development contract revenue declined from $1.2 million in 1999 to $0.4 million in 2000.

COST OF PRODUCT SALES

     Cost of product sales increased to $3.9 million in 2000 from $97,000 in 1999, reflecting the corresponding increase in sales due to the commercial launch of our Smart Cycler product in May 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 47% to $15.1 million for the year 2000 from $10.3 million for the year 1999. This $4.8 million increase included an increase of $3.5 million in non-cash charges related to the amortization of deferred stock-based compensation. The remaining increase of $1.3 million was primarily attributable to a $1.1 million increase in salary and related personnel cost, a net $686,000 increase in facility, equipment and depreciation, offset by a reduction of $587,000 in prototype parts and other R&D supplies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 260% to $4.7 million in 2000 from $1.3 million in 1999. This $3.4 million increase included an increase of $1.1 million in non-cash charges related to the amortization of deferred stock-based compensation. The remaining $2.3 million increase was primarily attributable to a $821,000 increase in salaries and related personnel costs, a $387,000 increase in professional fees, a $266,000 increase in recruiting fees and temporary employees and a $765,000 increase in investor and public relations, insurance, advertising and other operating expenses. Most of these increases relate to the addition of customer support and technical service people along with other infrastructure to support the launch of the Smart Cycler system.

INTEREST INCOME, NET

     Net interest income increased to $1.7 million in 2000 from $142,000 in 1999. This $1.6 million increase was due primarily to increased interest income resulting from increases in cash and cash equivalents generated from our private equity financing in January through March 2000, our initial public offering on June 21, 2000 and the underwriters' exercise of the overallotment option in July 2000.

INCOME TAXES

     We incurred net operating losses in 2000 and 1999, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $21 million. We also had federal research and development tax credit carryforwards of approximately $300,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2020, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     As of December 31, 2000 and 1999, we had deferred tax assets of approximately $9.2 million and $5.1 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $4.1 million during the year ended December 31, 2000. Deferred tax assets relate to net operating loss carryforwards, research credit carryforwards and capitalized research and development costs.

NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for the year ended December 31, 2000 was $2.14, compared with $1.90 for the same period in 1999. The pro forma basic net loss per common share was $1.56, compared with $0.71 for 1999. Pro forma net loss per share is computed assuming the convertible preferred stock was converted to common stock at the time the preferred stock was issued. For the year 2000, the actual and pro forma basic net loss per common share include a one-time deemed dividend of $1.21 and $0.88, respectively, associated with a deemed dividend of $19.1 million relating to the beneficial conversion feature associated with the January through March 2000 private placements of preferred stock. (See Notes to Consolidated Financial Statements -- Note 11).

     COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

     Revenues were $3.6 million in 1999 and $3.6 million in 1998. In 1999, research and development revenue from commercial partners increased by $480,000 and revenue from product sales increased by $160,000, offset by a $621,000 decrease in grant and government-sponsored research revenue.

COST OF PRODUCT SALES

     In 1999 we sold initial versions of our Smart Cycler systems to two collaborators. We recorded cost of sales of $97,000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased to $10.3 million in 1999 from $6.0 million in 1998. These expenses include salaries and related costs of research and development personnel as well as the costs of consultants, parts and supplies associated with research and development projects. The increase was attributable to an increase of $2.7 million in salaries and related personnel costs from the addition of employees as well as additional supplies and consulting costs required to develop, assemble, build and test prototypes of Smart Cycler systems and a $1.6 million increase in research and development expenses on other projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $1.3 million in 1999 from $1.2 million in 1998. These expenses consisted of an increase of $140,000 in salaries and related costs.

INTEREST INCOME, NET

     Net interest income consists of income generated from our cash and cash equivalents offset by interest expense related to our equipment financing. Net interest income decreased to $142,000 in 1999 from $280,000 in 1998. This decrease resulted from a declining cash and cash equivalents balance and increased debt obligations.

INCOME TAXES

     We incurred net operating losses in 1999 and 1998, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 1999, we had federal net operating loss carryforwards of approximately $11.9 million. We also had federal research and development tax credit carryforwards of approximately $300,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2006 through 2019, if not utilized.

     As of December 31, 1998 and 1999, we had deferred tax assets of approximately $2.1 million and $5.1 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $3.0 million during the year ended December 31, 1999. Deferred tax assets relate to net operating loss carryforwards, research credit carryforwards and capitalized research and development costs.

NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for 1999 was $1.90, compared with $1.37 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception through an initial public offering of our common stock which was completed on June 21, 2000, through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through December 31, 2000, we received net proceeds of $64.8 million from issuances of common and convertible preferred stock. In addition, through December 31, 2000, we had financed equipment purchases and leasehold improvements totaling approximately $3.3 million. As of December 31, 2000, we had $2.4 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 11.57% and are due in monthly installments through December 2004. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. As of December 31, 2000 we had approximately $822,000 available under an equipment financing line of credit, which expires October 31, 2001.

     As of December 31, 2000, we had $39.7 million in cash and cash equivalents, as compared to $1.5 million as of December 31, 1999. Net cash used for operating activities was $11.8 million, $7.1 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, this amount consisted of $14.8 million in net loss and $2.7 million of working capital changes for the period; offset in part by $4.9 million related to stock based compensation and $880,000 of amortization and depreciation. In 1999, this consisted of the net loss for the period of $7.9 million offset in part by non-cash charges of $214,000 related to stock-based compensation, $498,000 of amortization and depreciation expense and working capital changes of $104,000. In 1998, net cash used in operating activities of $2.8 million was primarily to fund operating losses of $3.3 million, offset by depreciation and amortization of $221,000 and changes in working capital of $251,000.

     Capital expenditures for property and equipment were $1,694,000, $1,476,000 and $842,000 in 2000, 1999 and 1998 respectively. Additionally, in 1999, we received $1.6 million in proceeds from the maturities of marketable securities and $300,000 related to the expiration of a standby letter of credit, resulting in a total net cash provided by investing activities of $421,000. In 1998, we used a net of $777,000 for the purchase and maturities of marketable securities, for a total net cash used for investing activities of $1.6 million.

     We received $51.7 million, $1.1 million and $11.2 million in cash from financing activities for the years ended December 31, 2000, 1999 and 1998, respectively. The $51.7 million in 2000 was related to our receipt of $51.0 million, net of issuance costs, from the issuance of convertible preferred and common stock, and proceeds from equipment loans of $1.2 million offset by repayments of $497,000. The $1.1 million in 1999 was attributed primarily to proceeds from equipment financing of $1.3 million, offset by repayments of $270,000. In 1998, we received net cash of $10.5 million from the issuance of convertible preferred and common stock.

     We expect to have negative cash flow from operations through at least 2002. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with revenue to be derived from product sales and research and development collaborations, will be sufficient to fund our operations at least through the year 2002. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Due to the relatively short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K.

     The Company does not enter into financial investments for speculation or trading purposes and is not a party to financial or commodity derivatives.

     We have operated primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The following consolidated financial statements and the related notes thereto, of Cepheid and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   37
Consolidated Statements of Shareholders' Equity.............   38
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cepheid

     We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 2001

                                    CEPHEID

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 39,698    $  1,493
  Accounts receivable.......................................     2,407         566
  Inventory.................................................     1,772         286
  Prepaid expenses and other current assets.................       530         435
                                                              --------    --------
          Total current assets..............................    44,407       2,780
  Property and equipment, net...............................     2,892       2,078
  Other assets..............................................        54          28
                                                              --------    --------
          Total assets......................................  $ 47,353    $  4,886
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    501    $    574
  Accrued compensation......................................       510         346
  Accrued other liabilities.................................     1,236         490
  Deferred revenue..........................................        --         129
  Current portion of equipment financing....................       879         497
  Current portion of deferred rent..........................        22          12
                                                              --------    --------
          Total current liabilities.........................     3,148       2,048
Equipment financing, less current portion...................     1,504       1,205
Deferred rent, less current portion.........................        54          76
Commitments
Shareholders' equity:
  Convertible preferred stock, no par value; designated in
     series; 14,000,000 shares authorized; zero and
     6,946,658 shares issued and outstanding at December 31,
     2000 and 1999, respectively; aggregate liquidation
     value of $13,662,481 at December 31, 1999..............        --      13,566
  Common stock, no par value; 30,000,000 shares authorized;
     26,424,407 and 6,871,177 shares issued and outstanding
     at December 31, 2000 and 1999, respectively, at amount
     paid in................................................    64,944         351
  Additional paid-in capital................................     8,310         766
  Notes receivable from shareholder.........................       (35)        (69)
  Deferred stock-based compensation.........................    (3,238)       (552)
  Accumulated other comprehensive loss......................       (10)         --
  Accumulated deficit.......................................   (27,324)    (12,505)
                                                              --------    --------
          Total shareholders' equity........................    42,647       1,557
                                                              --------    --------
          Total liabilities and shareholders' equity........  $ 47,353    $  4,886
                                                              ========    ========

                            See accompanying notes.

                                    CEPHEID

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenues
Product sales...............................................  $  4,397    $   159    $    --
  Grant and government sponsored research revenue...........     2,249      2,249      2,870
  Research and development contract revenue.................       416      1,187        707
                                                              --------    -------    -------
          Total revenues....................................     7,062      3,595      3,577
Operating costs and expenses Costs of product sales.........     3,851         97         --
  Research and development (including charges for stock-
     based compensation of $3,706, $169 and $0 in 2000, 1999
     and 1998, respectively)................................    15,055     10,261      5,990
  Selling, general and administrative (including charges for stock-based compensation of $1,152, $14 and $0 in 2000,
     1999 and 1998, respectively)...........................     4,675      1,298      1,178
                                                              --------    -------    -------
          Total costs and operating expenses................    23,851     11,656      7,168
                                                              --------    -------    -------
Loss from operations........................................   (16,519)    (8,061)    (3,591)
Interest income.............................................     1,887        250        325
Interest expense............................................      (187)      (108)       (45)
                                                              --------    -------    -------
Net loss....................................................   (14,819)    (7,919)    (3,311)
Deemed dividend to Series C preferred shareholders..........   (19,114)        --         --
                                                              --------    -------    -------
Net loss allocable to common shareholders...................  $(33,933)   $(7,919)   $(3,311)
                                                              ========    =======    =======
Basic and diluted net loss per common share.................  $  (2.14)   $ (1.90)   $ (1.37)
                                                              ========    =======    =======
Shares used in computing basic and diluted net loss per
  common share..............................................    15,859      4,164      2,414

                            See accompanying notes.

                                    CEPHEID

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        CONVERTIBLE                                          NOTES
                                      PREFERRED STOCK       COMMON STOCK     ADDITIONAL    RECEIVABLE       DEFERRED
                                     ------------------   ----------------    PAID-IN         FROM         STOCK-BASED
                                     SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL     SHAREHOLDERS    COMPENSATION
                                     -------   --------   ------   -------   ----------   ------------   ---------------
Balance at December 31, 1997.......    2,530   $  3,145    5,876   $   177     $   --        $(138)          $    --
Issuance of shares of common stock
  at $0.05 -- $0.30 per share for
  cash under employee and
  consultant option plans at
  various dates....................       --         --      889       121         --           --                --
Issuance of shares of Series B
  convertible preferred stock to
  investors at $2.25 per share in
  April 1998 for cash, net of
  issuance costs of $59............    3,667      8,191       --        --         --           --                --
Issuance of shares of Series C
  convertible preferred stock to a
  research collaborator at $3.00
  per share in November 1998 for
  cash, net of issuance costs of
  $20..............................      750      2,230       --        --         --           --                --
Payment on note receivable from
  related party....................       --         --       --        --         --           35                --
Net loss and comprehensive loss....       --         --       --        --         --           --                --
                                     -------   --------   ------   -------     ------        -----           -------
Balance at December 31, 1998.......    6,947     13,566    6,765       298         --         (103)               --
Issuance of shares of common stock
  at $0.12 -- $0.50 per share for
  cash under employee and
  consultant plans and to other
  investors at various dates, net
  of repurchases...................       --         --      106        53         --           --                --
Payment on note receivable from
  related party....................       --         --       --        --         --           34                --
Deferred stock-based
  compensation.....................       --         --       --        --        736           --              (736)
Amortization of deferred
  stock-based compensation.........       --         --       --        --         --           --               184
Issuance of options to consultants
  to purchase common stock for
  services rendered................       --         --       --        --         30           --                --
Net loss and comprehensive loss....       --         --       --        --         --           --                --
                                     -------   --------   ------   -------     ------        -----           -------
Balance at December 31, 1999.......    6,947     13,566    6,871       351        766          (69)             (552)
Issuance of shares of common stock
  at $0.12 -- $6.00 per share for
  cash under employee and
  consultant plans and to other
  investors at various dates, net
  of repurchases...................       --         --      406       549         --           --                --
Payment on note receivable from
  related party....................       --         --       --        --         --           34                --
Issuance of Series C convertible
  preferred stock to investors at
  $3.00 per share in January 2000
  for cash, net of issuance costs
  of $26...........................    6,380     19,114       --        --         --           --                --
Issuance of common stock for
  initial public offering at $6.00
  per share less issuance costs of
  $3,495...........................       --         --    5,750    31,005         --           --                --
Conversion of convertible preferred
  stock to common stock............  (13,327)   (32,680)  13,327    32,680         --           --                --
Deferred stock-based
  compensation.....................       --         --       --        --      6,265           --            (6,265)
Amortization of deferred
  stock-based compensation.........       --         --       --        --         --           --             3,579
Issuance of options to consultants
  to purchase common stock for
  services rendered................       --         --       --        --      1,279           --                --
Issuance of shares of common stock
  at $5.10 to employees for cash
  under employee stock purchase
  plan.............................       --         --       70       359         --           --                --
Comprehensive loss:
  Net loss.........................       --         --       --        --         --           --                --
  Net unrealized loss on
    available-for-sale
    securities.....................       --         --       --        --         --           --                --
        Total comprehensive loss...       --         --       --        --         --           --                --
                                     -------   --------   ------   -------     ------        -----           -------
Balance at December 31, 2000.......       --   $     --   26,424   $64,944     $8,310        $ (35)          $(3,238)
                                     =======   ========   ======   =======     ======        =====           =======

                                      ACCUMULATED
                                         OTHER                         TOTAL
                                     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                         LOSS          DEFICIT        EQUITY
                                     -------------   -----------   -------------
Balance at December 31, 1997.......      $ --         $ (1,274)      $  1,910
Issuance of shares of common stock
  at $0.05 -- $0.30 per share for
  cash under employee and
  consultant option plans at
  various dates....................        --               --            121
Issuance of shares of Series B
  convertible preferred stock to
  investors at $2.25 per share in
  April 1998 for cash, net of
  issuance costs of $59............        --               --          8,191
Issuance of shares of Series C
  convertible preferred stock to a
  research collaborator at $3.00
  per share in November 1998 for
  cash, net of issuance costs of
  $20..............................        --               --          2,230
Payment on note receivable from
  related party....................        --               --             35
Net loss and comprehensive loss....        --           (3,312)        (3,312)
                                         ----         --------       --------
Balance at December 31, 1998.......        --           (4,586)         9,175
Issuance of shares of common stock
  at $0.12 -- $0.50 per share for
  cash under employee and
  consultant plans and to other
  investors at various dates, net
  of repurchases...................        --               --             53
Payment on note receivable from
  related party....................        --               --             34
Deferred stock-based
  compensation.....................        --               --             --
Amortization of deferred
  stock-based compensation.........        --               --            184
Issuance of options to consultants
  to purchase common stock for
  services rendered................        --               --             30
Net loss and comprehensive loss....        --           (7,919)        (7,919)
                                         ----         --------       --------
Balance at December 31, 1999.......        --          (12,505)         1,557
Issuance of shares of common stock
  at $0.12 -- $6.00 per share for
  cash under employee and
  consultant plans and to other
  investors at various dates, net
  of repurchases...................        --               --            549
Payment on note receivable from
  related party....................        --               --             34
Issuance of Series C convertible
  preferred stock to investors at
  $3.00 per share in January 2000
  for cash, net of issuance costs
  of $26...........................        --               --         19,114
Issuance of common stock for
  initial public offering at $6.00
  per share less issuance costs of
  $3,495...........................        --               --         31,005
Conversion of convertible preferred
  stock to common stock............        --               --             --
Deferred stock-based
  compensation.....................        --               --             --
Amortization of deferred
  stock-based compensation.........        --               --          3,579
Issuance of options to consultants
  to purchase common stock for
  services rendered................        --               --          1,279
Issuance of shares of common stock
  at $5.10 to employees for cash
  under employee stock purchase
  plan.............................        --               --            359
Comprehensive loss:
  Net loss.........................        --          (14,819)       (14,819)
  Net unrealized loss on
    available-for-sale
    securities.....................       (10)              --            (10)
                                                                     --------
        Total comprehensive loss...        --               --        (14,829)
                                         ----         --------       --------
Balance at December 31, 2000.......      $(10)        $(27,324)      $ 42,647
                                         ====         ========       ========

                            See accompanying notes.

                                    CEPHEID

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
OPERATING ACTIVITIES:
Net loss....................................................  $(14,819)   $(7,919)   $(3,311)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       880        498        221
  Amortization of deferred stock-based compensation.........     3,579        184         --
  Issuance of options to purchase common stock for services
     rendered...............................................     1,279         30         --
  Amortization of deferred rent.............................       (12)        13         66
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (1,841)       198       (316)
     Inventory..............................................    (1,486)      (285)        --
     Prepaid expenses and other assets......................      (121)      (261)       (97)
     Accounts payable and other current liabilities.........       534        346        478
     Accrued compensation...................................       164        106        186
                                                              --------    -------    -------
Net cash used in operating activities.......................   (11,843)    (7,090)    (2,773)
                                                              --------    -------    -------
INVESTING ACTIVITIES:
Capital expenditures........................................    (1,694)    (1,476)      (842)
Proceeds from maturities of marketable securities...........        --      1,597      4,717
Purchase of marketable securities...........................        --         --     (5,494)
Restricted cash.............................................        --        300         --
                                                              --------    -------    -------
Net cash provided by (used in) investing activities.........    (1,694)       421     (1,619)
                                                              --------    -------    -------
FINANCING ACTIVITIES:
Net proceeds from the sales of preferred shares.............    19,114         --     10,500
Net proceeds from the sales of common shares................    31,913         53         43
Repayment on note receivable from shareholder...............        34         34         34
Proceeds from loan arrangements.............................     1,178      1,266        690
Principle payments under loan arrangements..................      (497)      (270)       (97)
                                                              --------    -------    -------
Net cash provided by financing activities...................    51,742      1,083     11,170
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........    38,205     (5,586)     6,778
Cash and cash equivalents at beginning of year..............     1,493      7,079        301
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $ 39,698    $ 1,493    $ 7,079
                                                              ========    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest......................................  $    187    $   108    $    45
                                                              ========    =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Conversion of accounts payable to convertible preferred
  stock.....................................................  $     30    $    --    $    --
                                                              ========    =======    =======
Deferred stock-based compensation related to the grant of
  certain stock options.....................................  $  6,265    $   736    $    --
                                                              ========    =======    =======
Conversion of preferred stock to common stock upon initial
  public offering...........................................  $ 32,680    $    --    $    --
                                                              ========    =======    =======

                            See accompanying notes.

                                    CEPHEID

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. We develop new technology platforms that exploit the advantages of micromachining, microelectronics, and microfluidic technologies to create automated, integrated, miniaturized instrument systems for life sciences research, clinical diagnostics, industrial testing and pharmacogenomics markets. Through March 31, 2000, we were considered to be in the development stage. During May 2000, we launched our first product, the Smart Cycler(R), through a distributor in the United States and recognized revenue from product sales. Consequently, we are no longer considered to be in the development stage.

  Principles of Consolidation

     The consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

  Revenue Recognition

     The Company recognizes revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exist for product sales.

     Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone. Deferred revenue is recorded when funds are received in advance of services to be performed.

  Significant Concentrations

     We distribute our products through our direct sales force and third-party distributors. Product revenue from our two distributors, each representing 10% or more of total revenue, was 52% for Fisher Scientific Company L.L.C. and 17% for Takara Shuzo Co. Ltd. for the year ended December 31, 2000, and zero in the previous year.

     The Company relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

     Financial instruments that potentially subject the company to concentrations of credit risk primarily consist of cash equivalents and marketable securities.

                                    CEPHEID

                               DECEMBER 31, 2000

  Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable accounts payable and short-term debt approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments.

  Warranty Accrual

     We generally warrant our products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. As of December 31, 2000, the accrued warranty liability was approximately $319,000.

  Research and Development

     Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses. Research and development expenses under collaborative agreements and government grants approximate the revenue recognized under such agreements. The Company expenses research and development costs as such costs are incurred.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At December 31, 2000 and 1999, the Company had $39,698,000 and $1,493,000, respectively, in cash and cash equivalents.

     We classify our marketable securities as available-for-sale and record our investments at fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices with unrealized gains and losses recorded as a separate component of the shareholders' equity. The cost of securities sold is based on the specific identification method.

  Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out ("FIFO") method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

  Software Costs

     In March 1998, the ACIPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that the entities capitalize certain costs related to internal use software once certain criteria have been met. The Company adopted the provisions of SOP 98-1 on January 1, 1999. From inception through December 31, 2000, the

                                    CEPHEID

                               DECEMBER 31, 2000

Company has capitalized approximately $525,000 relating to the purchase and installation of enterprise resource planning, accounting, cadcam and documentation systems for internal use. The assets are depreciated using the straight-line method over a useful life which is expected to be five years.

  Impairment Of Long-Lived Assets

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, there have been no such losses.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options granted to employees and directors using the intrinsic value method and; accordingly, does not recognize compensation expense for stock options granted to employees with exercise prices equal to the fair value of the underlying common shares. Options granted to non-employees have been accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," and may be periodically re-measured with the resulting value charged to expense over the period of the related services being rendered (see Note 11).

  Comprehensive (Income) Loss

     Comprehensive loss includes net loss as well as other comprehensive loss. Cepheid's other comprehensive loss consists of unrealized loss on available-for-sale securities. Total comprehensive loss and the components of accumulated other comprehensive loss are presented in the accompanying Consolidated Statements of Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets.

  Segment Reporting

     Effective in January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in only one segment and accordingly, the adoption of SFAS 131 had no impact on the financial statements.

  Net Loss Per Common Share

     Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company's right of repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The computation of pro

                                    CEPHEID

                               DECEMBER 31, 2000

forma basic and diluted net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance (see Note 11).

     The following table presents the calculation of basic and diluted net loss per share:

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------    -----------    -----------
Net loss allocable to common shareholders..........  $(33,933,156)   $(7,918,613)   $(3,311,570)
                                                     ============    ===========    ===========
Basic and diluted:
  Weighted-average shares of common stock
     outstanding...................................    17,310,318      6,834,552      6,501,013
  Less: weighted-average shares subject to
     repurchase....................................    (1,451,220)    (2,670,589)    (4,086,926)
                                                     ------------    -----------    -----------
  Shares used in computing basic and diluted net
     loss per common share.........................    15,859,098      4,163,963      2,414,087
                                                     ============    ===========    ===========
Basic and diluted net loss per common share........  $      (2.14)   $     (1.90)   $     (1.37)
                                                     ============    ===========    ===========
Pro forma basic and diluted:
  Shares used above................................    15,859,098      4,163,963
  Pro forma adjustment to reflect the effect of
     assumed conversion of preferred stock as of
     the date of issuance through the date of
     actual conversion.............................     5,896,727      6,946,658
                                                     ------------    -----------
  Shares used in computing pro forma basic and
     diluted net loss per share....................    21,755,825     11,110,621
                                                     ============    ===========
  Pro forma basic and diluted net loss per share...  $      (1.56)   $     (0.71)
                                                     ============    ===========

     During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Convertible preferred stock............................          --     6,946,658     6,946,658
Outstanding options....................................     802,815       289,360       199,880
Warrants...............................................     274,797       320,397       306,797
                                                         ----------    ----------    ----------
          Total........................................   1,077,612     7,556,415     7,453,335
                                                         ==========    ==========    ==========
Weighted average exercise price of options.............  $     5.85    $     0.39    $     0.18
                                                         ==========    ==========    ==========
Weighted average exercise price of warrants............  $     2.58    $     2.49    $     2.49
                                                         ==========    ==========    ==========

  Recently Issued Accounting Standards

     In June 1998 and June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" and SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for Cepheid's fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results

                                    CEPHEID

                               DECEMBER 31, 2000

of operations as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"), which, among other issues, addresses repricing and other modifications made to previously issued stock options. We adopted FIN 44 in July 2000. The original terms of certain stock options granted to employees were modified at a date subsequent to the date of grant. Such modification resulted in new measurement dates for accounting purposes. Accordingly, approximately $770,000 was recorded as stock-based compensation, and such amounts have been included in the research and development expenses in the accompanying 2000 consolidated financial statements.

     In December 1999, the Staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000, effective as of January 1, 2000. The adoption of SAB 101 did not have a significant effect on our operating results or financial position.

 2. LICENSE AGREEMENTS

  Lawrence Livermore National Laboratory

     The Company has a worldwide exclusive license with Lawrence Livermore National Laboratory ("LLNL") to use or sublicense certain patent rights and to make, have made, import, and use certain licensed products relating to the patent rights for the use of rapid thermal cycling technology with real time optical detection for nucleic acid amplification.

     In consideration for this technology, the Company paid LLNL an issue fee of $150,000 in 1997, which is included in research and development expense in that year. Upon commercialization of any product containing the licensed technology, including the Smart Cycler system, the Company is required to pay royalties to LLNL based on net sales.

  Applied Biosystems

     In April 2000, the Company entered into a non-exclusive license agreement with Applied Biosystems (formerly PE Biosystems) for the use of a thermal cycling technology in specific fields. The license required the Company to pay a fee of approximately $39,000 upon the execution of the agreement and to pay royalties on future product sales.

 3. GRANT AND OTHER GOVERNMENT SPONSORED RESEARCH AGREEMENTS

  Soldier Biological Chemical Command

     In September 1996, the Company entered into a research and development contract with the Soldier Biological Chemical Command ("SBC-COM"), formerly the Edgewood Research, Development and Engineering Center ("ERDEC"), a department of the U.S. government. The agreement provides for research and development funding as well as certain milestone payments to the Company upon the occurrence of specific events as defined in the agreement. The agreement and its related service agreement terminated in February 2000.

     Total revenue of $54,328 (2% of total grant and government-sponsored research revenue) and $1,112,925 (39% of total grant and government-sponsored research revenue), was recognized for the years ended December 31, 1999 and 1998 respectively. No revenue was recognized in 2000.

                                    CEPHEID

                               DECEMBER 31, 2000

     In April 2000, the Company entered into a $1.8 million "best-efforts" contract with SBC-COM to develop and build a completely automated and portable biological agent detection system that would provide for real time analysis of potentially contaminated samples collected from the environment such as air. The agreement provides for research and development funding to the Company. Revenue recognized under this agreement was $821,378 (37% of total grant and government sponsored research revenue) for the year ended December 31, 2000.

  U.S. Department of the Army

     In November 1997, the Company entered into an agreement with the U.S. Army to conduct research and development services relating to the design and development of a specified device. The agreement was modified in May and August of 1998 and modified again in May and December of 2000. The agreement provides for research and development cost-plus-fixed-fee funding and is performed on a "best-efforts" basis. The aggregate funding for the agreement, including all modifications, totaled $1,899,545. The contract termination date has been extended to August 2001 and includes additional funding. Revenue recognized under this research agreement was $220,943 (10% of total grant and government-sponsored research revenue), $976,071 (43% of total grant and government sponsored research revenue) and $262,412 (9% of total grant and government sponsored research revenue) for the years ended December 31, 2000, 1999 and 1998, respectively.

  Grant from the Defense Advanced Research Projects Agency

     In May 1998, the Company received a three-year grant of approximately $5,000,000 from the Defense Advanced Research Projects Agency ("DARPA") to perform research and development on the design and development of a specific device. Over the three year period, approximately $1,000,000 of this amount directly funds work being performed by the United States Military Institute for Infectious Disease ("USAMRIID"), a subcontractor to the Company under the grant. The associated revenue and expense related to these subcontractors appear in the Company's statement of operations. The three-year grant is subject to annual funding approval. For the first, second and third years of the program, $1,057,254, $1,643,013 and $1,429,084, respectively, have been awarded. Such amounts exclude funding for the USAMRIID subcontract. Costs associated with the research and development activities under this grant for the years ended December 31, 2000, 1999 and 1998, approximate the revenue recognized of $984,233 (44% of total grant and government-sponsored research revenue), $968,348 (43% of total grant and government sponsored research revenue), and $882,213 (31% of total grant and government sponsored research revenue), respectively.

 4. RESEARCH AND DEVELOPMENT ARRANGEMENT

     In November 1998, the Company entered into a joint research and development collaboration and supply agreement with Innogenetics NV, which provides funding for best efforts research and development activities to be performed by the Company. The contract does not have a specified term, however, termination may occur upon mutual consent of the parties or by contract breach. Funding under this arrangement approximates $1.4 million, and revenue recognized under this research arrangement was $416,137, $730,817 and $476,125 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In November 1998, in conjunction with the agreement, Innogenetics purchased 750,000 shares of Series C preferred stock at $3.00 per share. Such shares were converted into an equivalent number of shares of common stock upon completion of the Company's initial public offering in June 2000.

                                    CEPHEID

                               DECEMBER 31, 2000

 5. DISTRIBUTION AGREEMENTS

     In January 2000, the Company entered into a co-exclusive, multi-year agreement with Fisher Scientific Company L.L.C. ("Fisher") to market the Cepheid Smart Cycler(R) system in the United States. Under the terms of the agreement, the Company granted to Fisher the co-exclusive right to distribute the Company's thermal cyclers, accessories and reaction tubes in the United States into the life sciences research market. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive six month periods unless either party gives written notice of non-renewal. The Company may also terminate the co-exclusivity of the distribution rights if Fisher fails to achieve certain sales targets.

     In July 2000, the Company entered into an exclusive, multi-year agreement with Takara Shuzo Co., Ltd. ("Takara") to market the Cepheid Smart Cycler(R) system in Japan, South Korea and Taiwan and to distribute the Company's thermal cyclers, accessories and reaction tubes in the life sciences research market of those countries. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive twelve month periods unless either party gives written notice of non-renewal. The Company may also terminate the exclusivity of the distribution rights if Takara fails to achieve certain sales targets.

     In December 2000, the Company entered into an exclusive, multi-year agreement with Eurogentec SA ("Eurogentec") to market the Cepheid Smart Cycler(R) system in Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom and to distribute the Company's thermal cyclers, accessories and reaction tubes in the life sciences research market of those countries. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive twelve month periods unless either party gives written notice of non-renewal. The Company may also terminate the exclusivity of the distribution rights if Eurogentec fails to achieve certain sales targets.

     In December 2000, the Company entered into an exclusive, multi-year agreement with Fisher Scientific Company L.L.C. ("Fisher") for Fisher Scientific Canada ("Fisher Canada") to market the Cepheid Smart Cycler(R) system in Canada and to distribute the Company's thermal cyclers, accessories and reaction tubes in Canada's life science research market. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive 90 day periods unless either party gives written notice of non-renewal. The Company may also terminate the exclusivity of the distribution rights if Fisher Canada fails to achieve certain sales targets.

 6. JOINT VENTURE AGREEMENT

     In February 2000, the Company entered into a joint venture shareholder agreement with Infectio Diagnostics (I.D.I.) Inc. ("Infectio"). The joint venture, Aridia Corp., a Nova Scotia, Canada company, was created primarily to engage in the business of developing, producing and exploiting a series of innovative human diagnostic systems and products for rapid identification of pathogens responsible for human infectious diseases. Both the Company and Infectio own an equal share of the joint venture. The agreement provides that each party sell products to the joint venture at defined transfer prices, and each party will share equally in the net profits. In conjunction with this agreement, a Joint Technology and Collaboration Agreement was also signed between Aridia Corp. and both Infectio and the Company. The joint venture has not been funded and no amounts were incurred by or recorded by the joint venture through December 31, 2000.

                                    CEPHEID

                               DECEMBER 31, 2000

 7. INVENTORY

     The components of inventories are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
Raw materials...............................................  $  988,607    $ 91,201
Work in process.............................................     270,727     184,129
Finished goods..............................................     512,624      10,103
                                                              ----------    --------
                                                              $1,771,958    $285,433
                                                              ==========    ========

 8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
Scientific equipment.......................................  $ 1,976,875    $1,496,683
Office furniture, computers and equipment..................    1,888,409     1,025,233
Leasehold improvements.....................................      654,282       303,167
                                                             -----------    ----------
                                                               4,519,566     2,825,083
Less accumulated depreciation and amortization.............   (1,627,075)     (747,239)
                                                             -----------    ----------
                                                             $ 2,892,491    $2,077,844
                                                             ===========    ==========

 9. EQUIPMENT FINANCING

     In July 1997, the Company entered into an initial equipment financing agreement with a financing company for up to $1,000,000. In March 1999, the equipment line was increased to $2,530,000 which the Company could draw upon through December 31, 1999. In October 2000, the Company entered into a new equipment financing agreement with the same financing company for an additional $2,000,000 upon which the Company could draw through October 31, 2001. As of December 31, 2000 and 1999, the Company had financed and $3,251,605 and $2,073,467, respectively, in equipment purchases under these agreements. The equipment loans are to be repaid over 42 to 48 months at interest rates ranging from 9.95% to 12.90% and are secured by the related equipment.

     In November 1999, $306,000 of the financed amount was deposited with the financing company in accordance with a negative covenant pledge agreement which stipulated that such a payment is required if the Company failed to meet certain on-hand cash requirements during the life of the agreement. The deposit was refunded to the Company in March 2000 upon meeting those requirements. As of December 31, 1999, this deposit was included in "prepaid expenses and other current assets."

     In conjunction with the original agreement, the Company issued the financing company a warrant to purchase 32,000 shares of the Company's Series A Preferred Stock at $1.75 per share (see Note 11). The warrant is exercisable immediately. In conjunction with a March 1999 amendment to the agreement, the Company issued the financing company a warrant to purchase 13,600 shares of the Company's common stock at an exercise price of $2.35 per share. The warrant is exercisable immediately. The value of all warrants issued to the financing company, determined using a Black-Scholes valuation model, was immaterial for accounting purposes; therefore, no value was recorded related to these warrants.

                                    CEPHEID

                               DECEMBER 31, 2000

     Future minimum principal payments under the equipment financing arrangement at December 31, 2000 are as follows:

             YEAR ENDED DECEMBER 31,
             -----------------------
2001.............................................  $1,090,532
2002.............................................     944,441
2003.............................................     557,066
2004.............................................     171,383
                                                   ----------
Total minimum payments...........................   2,763,422
Amount representing interest.....................    (380,218)
                                                   ----------
Present value of future payments.................   2,383,204
Current portion of equipment financing...........    (879,182)
                                                   ----------
Non-current portion of equipment financing.......  $1,504,022
                                                   ==========

10. FACILITY LEASES

     The Company leases its facilities under two separate operating leases. The first lease expires July 31, 2003 with a renewal option at the end of the initial term of the lease. Lease payments under this operating lease are subject to future increases based on the Consumer Price Index. In connection with the facility lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $300,000 to secure its building lease. This requirement was terminated in March 1999. The term of the second lease is two years, expiring on April 30, 2002, with a 2.7% rent increase scheduled to begin on May 1, 2001.

     Minimum annual rental commitments under the operating leases at December 31, 2000 are as follows:

             YEAR ENDED DECEMBER 31,
             -----------------------
2001.............................................  $  767,720
2002.............................................     576,924
2003.............................................     281,284
                                                   ----------
Total minimum payments...........................  $1,625,928
                                                   ==========

     Rent expense for years ended December 31, 2000, 1999 and 1998 was $629,444, $423,493 and $401,952, respectively.

11. SHAREHOLDERS' EQUITY

  Change in Authorized Shares

     In January 2000, the Company's Board of Directors approved an amendment to the Company's articles of incorporation, which increased the number of authorized shares of common stock to 30,000,000 shares. Also in January 2000, the Board of Directors increased the authorized number of shares of Series C Preferred Stock to 7,130,000 shares. In March 2000, the Board of Directors approved an amendment to the Company's articles of incorporation. In that amendment, the Company was authorized to issue 100,000,000 shares of its common and 5,000,000 shares of preferred stock.

  Initial Public Offering

     On June 21, 2000, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $6.00 per share. The offering resulted in net proceeds of approximately $26.8 million. At the close of the offering, all issued and outstanding shares of the Company's preferred stock were converted into

                                    CEPHEID

                               DECEMBER 31, 2000

13,326,636 shares of common stock. In July 2000, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 750,000 shares of the Company's common stock, generating additional net proceeds of approximately $4.2 million.

  Convertible Preferred Stock

     Immediately prior to the completion of the Company's initial public offering, all outstanding shares of convertible preferred stock converted into an aggregate of 13,326,636 shares of common stock. The following table describes information with respect to the series of convertible preferred stock prior to the initial public offering:

                                                           SHARES ISSUED     ISSUANCE PRICE
                                                          AND OUTSTANDING      PER SHARE
                                                          ---------------    --------------
Series A................................................     2,530,000           $1.25
Series B................................................     3,666,658            2.25
Series C................................................       750,000            3.00
                                                            ----------
Balance, December 31, 1999..............................     6,946,658
Series C................................................     6,379,978            3.00
                                                            ----------
Balance prior to initial public offering................    13,326,636
                                                            ==========

     Series A, B and C convertible preferred shareholders were entitled to noncumulative annual dividends, when and if declared by the board of directors, of $.08, $.14 and $.18 per share, respectively, payable in preference to common stock dividends. No dividends had been declared or paid by the Company. Each share of convertible preferred stock voted equally with shares of common stock on an "if-converted" basis.

  Founders and Directors' Shares

     From August 1996 to August 1997, the Company issued 5,876,000 shares of common stock to founders and directors of the Company. Generally, these common shares are subject to the Company's lapsing right of repurchase. This right lapses ratably over a period of 48 months from the date of purchase. There were 412,000 and 1,568,040 shares subject to repurchase by the Company as of December 31, 2000 and 1999, respectively.

  Deemed Dividend

     In January through March 2000, the Company consummated the sale of 6,379,978 shares of Series C convertible preferred stock from which the Company received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, the Company believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of the Company's initial public offering process, Cepheid re-evaluated the fair value of its common stock as of January and March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $19.1 million that has been recorded as a deemed dividend to preferred shareholders in 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total shareholders' equity. This charge was made against additional paid in capital, as the Company did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

                                    CEPHEID

                               DECEMBER 31, 2000

  Warrants

     In connection with the equipment financing agreement entered into in October 1997 and amended in March 1999, the Company issued warrants to purchase 32,000 shares of Series A convertible preferred stock at an exercise price of $1.75 per share and 13,600 shares of common stock at an exercise price of $2.35 per share. These warrants were exercised during 2000 and are included in common stock issued as of December 31, 2000. The value of the warrants was insignificant for accounting purposes.

     In connection with the Series B Preferred Stock offering in 1998, the Company issued warrants to purchase 274,797 shares of common stock at an exercise price of $2.58 per share to the private placement agent for the Series B Preferred Stock financing. The warrants expire on April 30, 2003. The warrants are exercisable immediately as of the issue date of April 22, 1998. Because these warrants are considered equity issuance costs, no value was recorded since the net impact on Shareholders' equity would have been zero.

  Stock Option Plan

     On April 16, 1997, the Board of Directors approved a Stock Option Plan (the "Plan") and initially reserved 2,000,000 shares for issuance thereunder. In January 2000, the Board of Directors and the shareholders approved an amendment to reserve an additional 800,000 shares for issuance under the Plan. As of December 31, 2000 and 1999, 774,116 and 711,463 shares remain available for future grant, respectively. Under the Plan, as amended, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants. Options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant and expire not later than ten years from the date of grant. The options may be exercised immediately upon grant, however, the shares issuable upon exercise of the options are subject to a lapsing right of repurchase by the Company. Options under the Plan generally vest 25% one year after the date of grant and then on a pro rata basis over the following 36 months. An aggregate of 476,073 and 483,205 shares are subject to repurchase at an aggregate repurchase price of $438,511 and $102,919 as of December 31, 2000 and 1999, respectively. Such repurchase rights will lapse at a minimum rate of 25% per annum and over a period of time not to exceed four years from the date the option was granted. The Plan also provides for annual increases in the number of shares available for issuance under the Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board (see Note 14).

     Pro forma net loss and net loss per share information has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions: risk-free interest rates of 6.0%, 6.0% and 5.75% for grants in fiscal 2000, 1999 and 1998, respectively; a weighted-average expected life of five years; and a dividend yield of zero. The weighted-average fair value of options granted during 2000, 1999, and 1998 was $4.22, $2.99 and $0.05, respectively. The expected volatility of the Company's common stock used in the pricing model was 1.4 for 2000.

                                    CEPHEID

                               DECEMBER 31, 2000

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows (in thousands except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss attributable to common shareholders:
  As reported........................................  $(33,933)   $(7,919)   $(3,312)
  Pro forma..........................................  $(34,071)   $(7,939)   $(3,317)
Basic and diluted net loss per share:
  As reported........................................  $  (2.14)   $ (1.90)   $ (1.37)
  Pro forma..........................................  $  (2.15)   $ (1.91)   $ (1.37)

     The fair value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     A summary of option activity is as follows:

                                                         OUTSTANDING STOCK OPTIONS
                                                    -----------------------------------
                                                      SHARES                   WEIGHTED
                                                    AVAILABLE                  AVERAGE
                                                    FOR FUTURE    NUMBER OF    EXERCISE
                                                      GRANT        SHARES       PRICE
                                                    ----------    ---------    --------
Balance, December 31, 1997........................   1,504,080      495,920     $0.11
  Granted.........................................    (615,690)     615,690     $0.19
  Exercised.......................................          --     (888,930)    $0.14
  Forfeited.......................................      22,800      (22,800)    $0.09
                                                    ----------    ---------     -----
Balance, December 31, 1998........................     911,190      199,880     $0.18
  Granted.........................................    (266,950)     266,950     $0.50
  Exercised.......................................          --     (122,470)    $0.45
  Forfeited.......................................      55,000      (55,000)    $0.35
  Repurchased.....................................      12,223           --     $0.35
                                                    ----------    ---------     -----
Balance, December 31, 1999........................     711,463      289,360     $0.39
  Authorized......................................   1,000,000           --        --
  Granted.........................................  (1,065,050)   1,065,050     $5.02
  Exercised.......................................          --     (500,415)    $1.16
  Forfeited.......................................      51,180      (51,180)    $3.65
  Repurchased.....................................      76,523           --     $0.39
                                                    ----------    ---------     -----
Balance, December 31, 2000........................     774,116      802,815     $5.85
                                                    ==========    =========     =====

                                    CEPHEID

                               DECEMBER 31, 2000

     The following table summarizes information about exercisable options outstanding at December 31, 2000:

                                                                    OPTIONS OUTSTANDING
                                                                      AND EXERCISABLE
                                                              --------------------------------
                                                                            WEIGHTED AVERAGE
                                                               NUMBER       CONTRACTUAL LIFE
                       EXERCISE PRICE                         OF SHARES   REMAINING (IN YEARS)
                       --------------                         ---------   --------------------
$ 0.05 to 0.50 (weighted average exercise price of $0.25)...    57,575            7.32
  1.50......................................................   226,090            9.13
  6.00......................................................   233,400            9.28
  6.75......................................................    22,450            9.91
  8.50......................................................   169,750            9.74
 14.38......................................................    93,550            9.56
                                                               -------            ----
                                                               802,815            9.24
                                                               =======            ====

  Employee Stock Purchase Plan

     In April 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 2000, a total of 200,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on the effective date of the initial public offering (June 21, 2000) and will end in June 2002. An initial purchase of 70,401 shares was made on December 29, 2000 with net proceeds to the Company of $359,000. The Purchase Plan also provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board (see Note 14).

  Stock-Based Compensation

     During the years ended December 31, 2000 and 1999, in connection with stock option grants to employees and directors, deferred stock compensation was recorded totaling $6,264,725 and $736,005, respectively, representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years. The Company recorded amortization of deferred stock compensation of $3,579,130 and $183,539 for the years ended December 31, 2000 and 1999, respectively.

     During the years ended December 31, 2000, 1999 and 1998, the Company granted 10,100, 4,800 and 21,200 nonqualified common stock options to consultants at exercise prices that range from $0.12 to $6.00 per share for services rendered, respectively. Such options are included in the option tables disclosed above. The options generally vest over two years and have expiration dates, which range from the end of the term of the consulting agreements to ten years after the grant date. Expense of approximately $510,000 and $30,000 was recognized in 2000 and 1999, respectively, related to these grants. The related expense in 1998 was not material. The fair value of these options was estimated using the Black-Scholes model, with the following weighted-average assumptions: risk-free interest rate of 6.0%, 6.0% and 5.75% for grants in fiscal 2000, 1999 and 1998, respectively; the remaining contractual life which ranges from 8 to 10 years; a dividend yield of zero and expected volatility of the Company's common stock of 1.4.

                                    CEPHEID

                               DECEMBER 31, 2000

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"), which, among other issues, addresses repricing and other modifications made to previously issued stock options. We adopted FIN 44 in July 2000. The original terms of certain stock options granted to employees were modified at a date subsequent to the date of grant. Such modification resulted in new measurement dates for accounting purposes. Accordingly, approximately $770,000 was recorded as stock-based compensation, and such amounts have been included in the research and development expenses in the accompanying 2000 consolidated financial statements.

  Reserved Shares

     The Company has reserved shares of common stock for future issuance as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Stock Options:
  Options outstanding.......................................    802,815      289,360
  Reserved for future grants................................    774,116      711,463
Employee Stock Purchase Plan................................    129,599           --
Convertible preferred stock:
  Issued and outstanding....................................         --    6,946,658
Warrants outstanding........................................    274,797      320,397
                                                              ---------    ---------
                                                              1,981,327    8,267,878
                                                              =========    =========

  Note Receivable from Shareholder

     During 1997, the Company loaned $138,000 to an employee for the purchase of common stock upon the exercise of the employee's stock options. The employee paid 4% of the total exercise price, and the Company loaned the employee the remaining 96% of the purchase price subject to a full-recourse note. The loan bears interest at 7.0%. The principle sum of the note is due on April 16, 2001 along with all unpaid interest. At December 31, 2000, 1999 and 1998, the balances of $34,500, $69,000 and $103,500 respectively, were outstanding on the promissory note.

  2000 Non-Employee Directors' Stock Option Plan

     In March 2000, the Company adopted the 2000 Nonemployee Directors Stock Option Plan ("the Directors Plan") and reserved a total of 200,000 shares of common stock for issuance thereunder.

     Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 15,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first Annual Shareholders Meeting, each nonemployee director then in office for over six months will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors Plan will be equal to the fair market value of the common stock on the date of the grant. The term of these options is 10 years. The Directors Plan will terminate in March 2010, unless terminated earlier in accordance with the provisions of the Directors Plan.

                                    CEPHEID

                               DECEMBER 31, 2000

12. INCOME TAXES

     The Company has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,000,000 which expire in the years 2010 through 2020, and federal research and development tax credits of approximately $300,000 which expire in the years 2011 through 2020.

     Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Net operating loss carry forwards.........................  $ 7,600,000    $ 4,500,000
Capitalized research and development costs................      700,000             --
Research and other credit carry forwards..................      500,000        500,000
Reserves..................................................      300,000             --
Other -- Net..............................................      100,000        100,000
                                                            -----------    -----------
Total deferred tax assets.................................    9,200,000      5,100,000
Valuation allowance for deferred tax assets...............   (9,200,000)    (5,100,000)
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,100,000, $3,000,000, and $1,500,000, during the periods ended December 31, 2000, 1999 and 1998, respectively.

13. EMPLOYEE BENEFIT PLAN

     Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years ended December 31, 2000, the Company did not make any matching contributions.

14. SUBSEQUENT EVENTS

     In January 2001, the Board of Directors approved an annual increase to the Company's Stock Option Plan to reserve an additional 792,732 shares for issuance under the Plan. Additionally, the Board approved an annual increase to the Company's Employee Stock Purchase Plan to reserve an additional 198,183 shares for issuance under the Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 is contained in the proxy statement for the 2001 annual meeting of shareholders and is incorporated by reference. Information required by Item 10 concerning executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the proxy statement for the 2001 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement for the 2001 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Related Party Transactions" contained in the proxy statement for the 2001 annual meeting of shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this report on Form
10-K:

(a) Financial Statements.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   37
Consolidated Statement of Shareholders' Equity..............   38
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40

     Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b) No reports on Form 8-K were filed during the year ended December 31, 2000.

(c) Exhibits.

EXHIBIT
 NUMBER                      DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.1     Amended and Restated Articles of Incorporation(1)
  3.2     Amended and Restated Bylaws(2)
  4.1     Reference is made to Exhibits 3.1 and 3.2
  4.2     Specimen Common Stock Certificate(2)
 10.1     Standard Industrial Lease, dated October 21, 1997, between
          Cepheid and Marin County Employees Retirement Association(1)
 10.2     Consent of Landlord and Lease Agreement among Cepheid, AMB
          Property, L.P. and SIMCO Electronics, dated March 18,
          2000(1)
*10.3     1997 Stock Option Plan, as amended (Exhibit 99.1)(4)
*10.4     2000 Employee Stock Purchase Plan (Exhibit 99.2)(4)
*10.5     2000 Non-Employee Director's Stock Option Plan (Exhibit
          99.3)(4)
*10.6     Form of Indemnification Agreement between Cepheid and its
          officers and directors(1)
*10.7     Promissory Note, dated June 4, 1997 between Cepheid and M.
          Allen Northrup, Ph.D.(1)
*10.8     Amended and Restated Investor Rights Agreement, dated
          January 21, 2000 among Cepheid and certain shareholders of
          Cepheid(1)
 10.9+    License Agreement, dated January 16,1996, between Cepheid
          and The Regents of the University of California, Lawrence
          Livermore National Laboratory(3)
 10.10+   Letter Agreement, dated January 10, 2000, between Cepheid
          and Fisher Scientific Company LLC(3)
 10.11+   Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V.(1)
 10.12    Joint Technology and Collaboration Agreement, dated February
          4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic
          Inc. (I.D.I.)(1)
 10.13    Shareholders Agreement, dated February 4, 2000, among
          Cepheid, Aridia Corp. and I.D.I.(1)
 10.14+   License and Supply Agreement, dated February 4, 2000,
          between Cepheid and Aridia Corp.(3)
 10.15+   License and Supply Agreement, dated February 4, 2000,
          between Aridia Corp. and I.D.I.(1)
 10.16+   Thermal Cycler Supplier Agreement, dated April 15, 2000,
          between Cepheid and PE Biosystems, a division of PE
          Corporation(1)
 10.17+   Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)
 10.18++  Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA
 10.19++  Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher
          Scientific Company LLC
 23.1     Consent of Ernst & Young LLP, Independent Auditors
 24.1     Power of Attorney (see page 58)

---------------
*   Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Registration Statement on Form S-1 (File No. 333-34340), initially filed with the Securities and Exchange Commission on April 7, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 1 to Cepheid's Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on May 18, 2000.

(3) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 2 to Cepheid's Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on June 7, 2000.

(4) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Registration Statement on Form S-8 (File No. 333-41682), filed with the Securities and Exchange Commission on July 18, 2000.

(5) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CEPHEID

March 28, 2001                                  /s/ THOMAS L. GUTSHALL
                                          --------------------------------------
                                                    Thomas L. Gutshall
                                          Chairman of the Board and Chief
                                          Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas L. Gutshall and Catherine A. Smith or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ THOMAS L. GUTSHALL                   Chairman of the Board, Chief    March 28, 2001
-----------------------------------------------------  Executive Officer and Director
                 Thomas L. Gutshall                     (Principal Executive Officer)

                  /s/ KURT PETERSEN                      President, Chief Operating     March 28, 2001
-----------------------------------------------------       Officer and Director
                    Kurt Petersen

               /s/ CATHERINE A. SMITH                   Vice President of Finance and   March 28, 2001
-----------------------------------------------------      Chief Financial Officer
                 Catherine A. Smith                       (Principal Financial and
                                                             Accounting Officer)

                /s/ GERALD S. CASILLI                             Director              March 28, 2001
-----------------------------------------------------
                  Gerald S. Casilli

               /s/ CRISTINA H. KEPNER                             Director              March 28, 2001
-----------------------------------------------------
                 Cristina H. Kepner

                  /s/ ERNEST MARIO                                Director              March 28, 2001
-----------------------------------------------------
                    Ernest Mario

                 /s/ DEAN O. MORTON                               Director              March 28, 2001
-----------------------------------------------------
                   Dean O. Morton

               /s/ HOLLINGS C. RENTON                             Director              March 28, 2001
-----------------------------------------------------
                 Hollings C. Renton

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                      DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.1     Amended and Restated Articles of Incorporation(1)
  3.2     Amended and Restated Bylaws(2)
  4.1     Reference is made to Exhibits 3.1 and 3.2
  4.2     Specimen Common Stock Certificate(2)
 10.1     Standard Industrial Lease, dated October 21, 1997, between
          Cepheid and Marin County Employees Retirement Association(1)
 10.2     Consent of Landlord and Lease Agreement among Cepheid, AMB
          Property, L.P. and SIMCO Electronics, dated March 18,
          2000(1)
*10.3     1997 Stock Option Plan, as amended (Exhibit 99.1)(4)
*10.4     2000 Employee Stock Purchase Plan (Exhibit 99.2)(4)
*10.5     2000 Non-Employee Director's Stock Option Plan (Exhibit
          99.3)(4)
*10.6     Form of Indemnification Agreement between Cepheid and its
          officers and directors(1)
*10.7     Promissory Note, dated June 4, 1997 between Cepheid and M.
          Allen Northrup, Ph.D.(1)
*10.8     Amended and Restated Investor Rights Agreement, dated
          January 21, 2000 among Cepheid and certain shareholders of
          Cepheid(1)
 10.9+    License Agreement, dated January 16,1996, between Cepheid
          and The Regents of the University of California, Lawrence
          Livermore National Laboratory(3)
 10.10+   Letter Agreement, dated January 10, 2000, between Cepheid
          and Fisher Scientific Company LLC(3)
 10.11+   Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V.(1)
 10.12    Joint Technology and Collaboration Agreement, dated February
          4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic
          Inc. (I.D.I.)(1)
 10.13    Shareholders Agreement, dated February 4, 2000, among
          Cepheid, Aridia Corp. and I.D.I.(1)
 10.14+   License and Supply Agreement, dated February 4, 2000,
          between Cepheid and Aridia Corp.(3)
 10.15+   License and Supply Agreement, dated February 4, 2000,
          between Aridia Corp. and I.D.I.(1)
 10.16+   Thermal Cycler Supplier Agreement, dated April 15, 2000,
          between Cepheid and PE Biosystems, a division of PE
          Corporation(1)
 10.17+   Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)
 10.18++  Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA
 10.19++  Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher
          Scientific Company LLC
 23.1     Consent of Ernst & Young LLP, Independent Auditors
 24.1     Power of Attorney (see page 58)

---------------
*   Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Registration Statement on Form S-1 (File No. 333-34340), initially filed with the Securities and Exchange Commission on April 7, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 1 to Cepheid's Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on May 18, 2000.

(3) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 2 to Cepheid's Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on June 7, 2000.

(4) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Registration Statement on Form S-8 (File No. 333-41682), filed with the Securities and Exchange Commission on July 18, 2000.

(5) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2000.