Form 10-Q
period 2001-03-31
CEPHEID
filed 2001-05-15
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

As of May 1, 2001 there were 26,404,239 shares of Common Stock outstanding.

CEPHEID
Report on Form 10-Q for the
Quarter Ended March 31, 2001
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS

	March 31,	December 31,
	2001	2000 (1)
	(unaudited)
Current assets:
Cash and cash equivalents	$ 37,038	$ 39,698
Accounts receivable	2,354	2,407
Inventory	2,457	1,772
Prepaid expenses and other current assets	652	530
Total current assets	42,501	44,407
Property and equipment, net	2,995	2,892
Other assets	54	54
Total assets	$ 45,550	$ 47,353
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 702	$ 501
Accrued compensation	880	510
Accrued other liabilities	1,138	1,236
Current portion of equipment financing	984	879
Current portion of deferred rent	25	22
Total current liabilities	3,729	3,148
Equipment financing, less current portion	1,562	1,504
Deferred rent, less current portion	47	54
Commitments
Shareholders' equity:
Common stock	64,931	64,944
Additional paid-in capital	8,333	8,310
Notes receivable from shareholder	(35)	(35)
Deferred stock-based compensation	(2,494)	(3,238)
Accumulated other comprehensive loss	(14)	(10)
Accumulated deficit	(30,509)	(27,324)
Total shareholders' equity	40,212	42,647
Total liabilities and shareholders' equity	$ 45,550	$ 47,353

  The balance sheet at December 31, 2000 has been derived from the audited financial statements which are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2001	2000
Revenues: Product sales	$ 2,361	$ 151
Contract revenue	987	765
Total revenues	3,348	916
Operating costs and expenses:
Cost of product sales	1,940	131
Research and development	3,701	3,467
Selling, general and administrative	1,405	730
Total operating costs and expenses	7,046	4,328
Loss from operations	(3,698)	(3,412)
Interest income, net	513	159
Net loss	(3,185)	(3,253)
Deemed dividend to Series C preferred shareholders	-	(19,114)
Net loss allocable to common shareholders	$ (3,185)	$ (22,367)
Basic and diluted net loss per common share	$ (.12)	$ (4.42)
Shares used in computing basic and diluted net loss per common share	25,680	5,065

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2001	2000
Operating activities:
Net loss	$ (3,185)	$ (3,253)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	286	172
Amortization of deferred stock-based compensation	767	615
Issuance of options to purchase common stock for services rendered	-	165
Amortization of deferred rent	(5)	(2)
Changes in operating assets and liabilities:
Accounts receivable	53	(8)
Inventory	(685)	(220)
Prepaid expenses and other assets	(122)	36
Accounts payable and other current liabilities	99	134
Accrued compensation	370	199
Net cash used in operating activities	(2,422)	(2,162)
Investing activity:
Capital expenditures	(388)	(254)
Net cash used in investing activity	(388)	(254)
Financing activities:
Net proceeds from (payments for) the sales (repurchases) of preferred and common shares	(13)	19,461
Proceeds from financing arrangements	379	-
Principle payments under financing arrangements	(216)	(118)
Net cash provided by financing activities	150	19,343
Net increase (decrease) in cash and cash equivalents	(2,660)	16,927
Cash and cash equivalents at beginning of period	39,698	1,493
Cash and cash equivalents at end of period	$ 37,038	$ 18,420

Supplemental cash flow information:
Cash paid for interest	$ 60	$ 43
Supplemental schedule of non-cash investing and financing activities
Conversion of accounts payable to convertible preferred stock	$ -	$ 30
Deferred stock-based compensation related to the grant of certain stock options	$ -	$ 5,387

See accompanying notes.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business and Basis of Presentation

Organization and Business

Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. We are applying proprietary microfluidic and microelectronic technologies to the development of fast, versatile, miniaturized systems that can perform all the steps required to analyze complex biological samples, including sample preparation, amplification and detection with a single platform.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other future period. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. No rights of return exist for product sales.

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

Significant Concentrations

We distribute our products through our direct sales force and third-party distributors. Product revenue from our three distributors, each representing 10% or more of total sales, was 47% for Fisher Scientific Company L.L.C., 28% for Takara Shuzo Co. Ltd. and 18% for Eurogentec for the quarter ended March 31, 2001, and zero in the same quarter of the previous year.

The Company relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the company to concentrations of credit risk primarily consist of cash equivalent securities.

Warranty Accrual

We generally warrant our products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. As of March 31, 2001, the accrued warranty liability was approximately $0.5 million.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At March 31, 2001 and December 31, 2000, the Company had approximately $37.0 million and $39.7 million, respectively, in cash and cash equivalents.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first- out ("FIFO") method.

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Cepheid's other comprehensive loss consists of unrealized losses on available-for-sale marketable securities. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Condensed Consolidated Balance Sheets.

3. Net Loss per Common Share

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Net loss allocable to common shareholders	$ (3,185)	$ (22,367)
Basic and diluted:
Weighted-average shares of common stock outstanding	26,415	6,871
Less: weighted-average shares subject to repurchase	(735)	(1,806)
Shares used in computing basic and diluted net loss per common share	25,680	5,065
Basic and diluted net loss per common share	$ (.12)	$ (4.42)
Pro forma basic and diluted:
Shares used above	25,680	5,065
Pro forma adjustment to reflect the effect of assumed conversion of preferred stock as of the date of issuance through the date of actual conversion	-	13,326
Shares used in computing pro forma basic and diluted net loss per share	25,680	18,391
Pro forma basic and diluted net loss per share	$ (.12)	$ (1.22)

4. Adoption of SFAS 133

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of the statement did not have an impact on the Company's financial position or results of operations as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

5. Inventory

The components of inventories (in thousands) are as follows:

	March 31, 2001	December 31, 2000
	(unaudited)
Raw materials	$ 1,190	$ 988
Work in process	924	271
Finished goods	343	513
	$ 2,457	$ 1,772

6. Deemed Dividend

In January through March 2000, the Company consummated the sale of 6,379,978 shares of Series C convertible preferred stock from which the Company received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, the Company believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of the Company's initial public offering process, Cepheid re- evaluated the fair value of its common stock as of January and March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $19.1 million that has been recorded as a deemed dividend to preferred shareholders in 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in- capital, without any effect on total shareholders' equity. This charge was made against additional paid in capital, as the Company did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

7. Contingencies

On April 12, 2001, a complaint was filed in the United States District Court for the Western District of Pennsylvania by Fisher Scientific Company L.L.C., against Cepheid and two of our employees. The complaint alleges that defendant Cepheid's hiring two former Fisher employees violates the employees' employment agreements with Fisher as well as Fisher's distribution agreement with Cepheid, and asserts a variety of contract, tort and trade secrets claims. The complaint seeks declaratory relief and damages of an unspecified amount.

There has been no discovery to date and no trial is scheduled. We believe that we have meritorious defenses to this action and if the claims are not withdrawn, intend to defend them vigorously. Based upon information presently known to management, the Company is unable to determine the ulitmate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-Q, including without limitation the information under the captions entitled "Managements's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," contain forward-looking statements within the meaning of the federal securities laws. We also may provide oral or written forward-looking statements in other materials we release to the public from time to time. Statements that are not statements of historical fact are forward-looking statements. They are based on current expectations. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward- looking statements involve risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated in our forward-looking statements. These risks and uncertainties include the impact of competitive products and pricing, market acceptance of new products, market conditions, reliance on the efforts of distributors, enforcement of intellectual property rights and other factors set forth under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2000. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

During the third quarter of 2000, we selected Takara Shuzo Co., LTD. ("Takara") as our distributor to the life science research markets in Japan, South Korea and Taiwan. Takara initiated product sales in their territory during the fourth quarter. In December 2000 we selected Eurogentec SA ("Eurogentec") to distribute our Smart Cycler system in Europe, and Fisher as our distribution partner in Canada. Eurogentec initiated product sales in the first quarter of 2001.

Our GeneXpert system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenues

Total revenues increased 266% to $3.3 million in the first quarter of 2001 from $0.9 million in the first quarter of 2000. The components of this increase were a $2.2 million increase in product sales, coupled with a $325,000 increase in grant and government-sponsored research revenue and offset in part by a $103,000 decrease in research and development contract revenue from commercial partners. The increase in product sales was a result of the launches of our Smart Cycler product in the United States, Japan, South Korea, Taiwan, Europe, and Canada beginning in May 2000 through the first quarter of 2001. As a result, we sold over 100 Smart Cyclers and approximately 300,000 tubes in the three months ended March 31, 2001. The vast majority of these sales were through distributors.

Cost of product sales

Cost of sales increased to $1.9 million in the first quarter of 2001 from $0.1 million in the first quarter of 2000, reflecting the corresponding increase in product sales. Sales and cost of sales in 2000 resulted from the initial versions of our Smart Cycler sold during the first quarter.

Research and development expenses

Research and development expenses increased 7% to $3.7 million in the first quarter of 2001 from $3.5 million in the first quarter of 2000. Research and development efforts were shifted from primarily Smart Cycler development in 2000 to primarily GeneXpert development in 2001. These expenses include approximately $535,000 and $574,000 for the three months ending March 31, 2001 and 2000, respectively, of non-cash charges related to the amortization of deferred stock-based compensation, a decrease of approximately $39,000. The remaining increase in expenses of $273,000 was primarily attributable to a $130,000 increase in salaries and related personnel cost, an increase of $119,000 in recruiting fees and temporary employees and $134,000 in additional facility expenses, offset by decreases of $75,000 in license fees, and $35,000 in the development of prototype parts and other development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 92% to $1.4 million in the first quarter of 2001 from $730,000 in the first quarter of 2000. These expenses include approximately $232,000 and $206,000 for the three months ending March 31, 2001 and 2000, respectively, of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $649,000 increase was primarily attributable to a $205,000 increase in salaries and related personnel costs, an increase of $179,000 in professional service expenses and a $265,000 increase in investor and public relations, insurance, advertising and other operating expenses. Most of these increases relate to the addition of customer support and technical service people along with other infrastructure to support the launches of the Smart Cycler system throughout the world, as well as the ongoing increased expenses associated with being a public company.

Interest income, net

Net interest income increased to $513,000 in the first quarter of 2001 from $159,000 in the first quarter of 2000. This $354,000 increase was due primarily to increased interest income generated from the increased cash and cash equivalents position raised from our initial public offering on June 21, 2000.

Net loss per common share

Basic and diluted net loss per common share for the first quarter of 2001 was $0.12, compared with $4.42 for the same period in 2000. The pro forma basic net loss per common share for the first quarter of 2001 was $0.12, compared with $1.22 for the same period in 2000. Pro forma net loss per share amounts assume conversion of preferred stock to common at the time of their original issuance. For the first quarter of 2000, the actual and pro forma basic net loss per common share includes a one-time deemed dividend of $3.77 and $1.04 per share, respectively, associated with a deemed dividend of $19.1 million relating to the beneficial conversion feature associated with the January through March 2000 private placements of preferred stock.

Liquidity and Capital Resources

We have financed our operations from inception through proceeds generated from our initial public offering of our common stock on June 21, 2000, and through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through March 31, 2001, we received net proceeds of $64.9 million from issuances of common and convertible preferred stock. In addition, through March 31, 2001, we had financed equipment purchases and leasehold improvements totaling approximately $3.7 million. As of March 31, 2001, we had $2.5 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 12.19% and are due in monthly installments through April 2005. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. As of March 31, 2001, we had approximately $443,000 available under an equipment financing line of credit, which expires October 31, 2001.

As of March 31, 2001, we had $37.0 million in cash and cash equivalents, as compared to $39.7 million as of December 31, 2000. Net cash used for operating activities was $2.4 million for the three months ended March 31, 2001, and $2.2 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, this consisted of a net loss for the period of $3.2 million, and an increase in working capital of $0.3 million, which were offset in part by non-cash charges of $0.8 million related to stock-based compensation, and $0.3 million of amortization and depreciation expense. For the quarter ended March 31, 2000, cash used for operating activities consisted of $3.3 million in net loss, offset by a decrease of $0.1 million in working capital, as well as non-cash charges of $0.8 million related to stock-based compensation and $0.2 million of amortization and depreciation for the period.

Capital expenditures for property and equipment were $0.4 million in the first quarter of 2001 compared to $0.3 million for the same period in 2000. In the first quarter of 2001, we received proceeds from equipment financing of $0.4 million, offset by repayments of $0.2 million. We received $19.5 million in cash from convertible preferred stock during the period ended March 31, 2000, and used $0.1 million to repay equipment financing obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our exposure to market risk during the three months ended March 31, 2001 which would require an update to the disclosures provided in our Annual Report on form 10-K for the fiscal year ended December 31, 2000.

PART II

Item 1. Legal Proceedings

On April 12, 2001, a complaint was filed in the United States District Court for the Western District of Pennsylvania by Fisher Scientific Company L.L.C., against Cepheid and two of our employees. The complaint alleges that defendant Cepheid's hiring two former Fisher employees violates the employees' employment agreements with Fisher as well as Fisher's distribution agreement with Cepheid, and asserts a variety of contract, tort and trade secrets claims. The complaint seeks declaratory relief and damages of an unspecified amount.

There has been no discovery to date and no trial is scheduled. We believe that we have meritorious defenses to this action and if the claims are not withdrawn, intend to defend them vigorously.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Forms 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 15th day of May, 2001.

CEPHEID

(Registrant)

By:	/s/ Thomas L. Gutshall

Thomas L. Gutshall
Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Catherine A. Smith

Catherine A. Smith
Chief Financial Officer (Principal Accounting Officer)