Form 10-Q
period 2001-06-30
CEPHEID
filed 2001-08-10
CIK 1037760

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-0030755


                                     CEPHEID
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                           77-0441625
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


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

As of August 1, 2001 there were 26,510,601 shares of Common Stock outstanding.

================================================================================

                                     CEPHEID
                                      INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets As of June 30, 2001 and
            December 31, 2000 ..............................................   1
          Condensed Consolidated Statements of Operations for the three
            and six month periods ended June 30, 2001 and 2000 .............   2
          Condensed Consolidated Statements of Cash Flows for the six
            month periods ended June 30, 2001 and 2000 .....................   3
          Notes to Condensed Consolidated Financial Statements .............   4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................   8
Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......  11

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  11
Item 2.   Changes in Securities and Use of Proceeds ........................  11
Item 3.   Defaults Upon Senior Securities ..................................  11
Item 4.   Submission of Matters to Vote of Security Holders ................  12
Item 5.   Other Information ................................................  12
Item 6.   Exhibits and Reports on Form 8-K .................................  12
          Signatures .......................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CEPHEID

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                         JUNE 30,   DECEMBER 31,
                                                           2001       2000 (1)
                                                         --------    --------
                                                       (unaudited)
Current assets:
  Cash and cash equivalents ..........................   $ 32,785    $ 39,698
  Accounts receivable, net ...........................      1,582       2,407
  Inventory ..........................................      3,788       1,772
  Prepaid expenses and other current assets ..........        440         530
                                                         --------    --------
       Total current assets ..........................     38,595      44,407
  Property and equipment, net ........................      3,101       2,892
  Other assets .......................................         51          54
                                                         --------    --------
       Total assets ..................................   $ 41,747    $ 47,353
                                                         ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................   $    481    $    501
  Accrued compensation ...............................        625         510
  Accrued other liabilities ..........................      1,062       1,236
  Current portion of equipment financing .............      1,011         879
  Current portion of deferred rent ...................         27          22
                                                         --------    --------
       Total current liabilities .....................      3,206       3,148
Equipment financing, less current portion ............      1,531       1,504
Deferred rent, less current portion ..................         40          54
Commitments
Shareholders' equity:
  Common stock .......................................     65,226      64,944
  Additional paid-in capital .........................      8,356       8,310
  Notes receivable from shareholder ..................         --         (35)
  Deferred stock-based compensation ..................     (1,981)     (3,238)
  Accumulated other comprehensive loss ...............        (14)        (10)
  Accumulated deficit ................................    (34,617)    (27,324)
                                                         --------    --------
       Total shareholders' equity ....................     36,970      42,647
                                                         --------    --------
       Total liabilities and shareholders' equity ....   $ 41,747    $ 47,353
                                                         ========    ========

----------
(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements which are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

                             See accompanying notes.

                                     CEPHEID

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                        2001         2000            2001         2000
                                                      --------     --------        --------     --------
Revenues:
  Product sales ...................................   $  1,482     $    785        $  3,843     $    937
  Contract revenue ................................        560          404           1,547        1,168
                                                      --------     --------        --------     --------
       Total revenues .............................      2,042        1,189           5,390        2,105
Operating costs and expenses:
  Cost of product sales ...........................      1,303          683           3,243          814
  Research and development ........................      3,607        4,060           7,308        7,527
  Selling, general and administrative .............      1,592        1,277           2,997        2,007
                                                      --------     --------        --------     --------
       Total operating costs and expenses .........      6,502        6,020          13,548       10,348
                                                      --------     --------        --------     --------
Loss from operations ..............................     (4,460)      (4,831)         (8,158)      (8,243)
Interest income, net ..............................        352          222             865          381
                                                      --------     --------        --------     --------
Net loss ..........................................     (4,108)      (4,609)         (7,293)      (7,862)
Deemed dividend to Series C preferred
  shareholders ....................................         --           --              --      (19,114)
                                                      --------     --------        --------     --------
Net loss allocable to common shareholders .........   $ (4,108)    $ (4,609)       $ (7,293)    $(26,976)
                                                      ========     ========        ========     ========
Basic and diluted net loss per common share .......   $  (0.16)    $  (0.60)       $  (0.28)    $  (4.23)
                                                      ========     ========        ========     ========
Shares used in computing basic and diluted net loss
  per common share ................................     25,846        7,701          25,763        6,371
                                                      ========     ========        ========     ========

                             See accompanying notes.

                                     CEPHEID

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                    2001        2000
                                                                                  --------    --------
OPERATING ACTIVITIES:
Net loss ......................................................................   $ (7,293)   $ (7,862)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...............................................        601         418
  Amortization of deferred stock-based compensation ...........................      1,303       1,594
  Issuance of options to purchase common stock for services rendered ..........         --         783
  Amortization of deferred rent ...............................................         (9)         (4)
  Changes in assets and liabilities:
     Accounts receivable ......................................................        825        (681)
     Inventory ................................................................     (2,016)       (572)
     Prepaid expenses and other assets ........................................         93          11
     Accounts payable and other current liabilities ...........................       (198)        740
     Accrued compensation .....................................................        115         210
                                                                                  --------    --------
Net cash used in operating activities .........................................     (6,579)     (5,363)
                                                                                  --------    --------
INVESTING ACTIVITY:
Capital expenditures ..........................................................       (810)     (1,046)
                                                                                  --------    --------
Net cash used in investing activity ...........................................       (810)     (1,046)
                                                                                  --------    --------
FINANCING ACTIVITIES:
Net proceeds from the sales of preferred and common shares ....................        282      46,442
Repayment on note receivable from shareholder .................................         35          --
Proceeds from financing arrangements ..........................................        631          --
Principle payments under financing arrangements ...............................       (472)       (241)
                                                                                  --------    --------
Net cash provided by financing activities .....................................        476      46,201
                                                                                  --------    --------
Net (decrease) increase in cash and cash equivalents ..........................     (6,913)     39,792
Cash and cash equivalents at beginning of period ..............................     39,698       1,493
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $ 32,785    $ 41,285
                                                                                  ========    ========


                             See accompanying notes.

                                     CEPHEID

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Organization and Business

     Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. The Company is commercializing its I-CORE(R) microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA (or RNA) in complex biological samples for scientific, medical and industrial applications. The Company is developing fast, versatile systems that can perform all the steps required to analyze DNA in complex biological samples - sample preparation, amplification and detection - with results in less than 30 minutes on a single instrument.

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

     Significant Concentrations

     We distribute our products through our direct sales force and through third-party distributors. Product revenue from our three distributors, each representing 10% or more of total sales, was 26% for Fisher Scientific Company L.L.C., 37% for Takara Shuzo Co. Ltd. and 27% for Eurogentec for the quarter ended June 30, 2001. For the same quarter of the previous year, Fisher was 57% and Takara and Eurogentec were zero.

                                     CEPHEID

                                   (UNAUDITED)


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

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At June 30, 2001 and December 31, 2000, the Company had approximately $32.8 million and $39.7 million, respectively, in cash and cash equivalents.

     Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out ("FIFO") method.

     Comprehensive (Income) Loss

     Comprehensive loss includes net loss as well as other comprehensive loss. Cepheid's other comprehensive loss consists of unrealized losses on available-for-sale marketable securities. Total accumulated other comprehensive income is presented as a separate component of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets.

     Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged , regardless of the acquirer's intention to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The Company does not expect that the implementation of these statements will have a material impact on its financial position or results of operations.

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

                                     CEPHEID

                                   (UNAUDITED)


The computation of pro forma basic and diluted net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                     THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------  -------------------------
                                                          2001         2000           2001         2000
                                                        --------     --------       --------     --------
                                                              (unaudited)                 (unaudited)
Net loss allocable to common shareholders ...........   $ (4,108)    $ (4,609)      $ (7,293)    $(26,976)
                                                        ========     ========       ========     ========
Basic and diluted:
Weighted-average shares of common stock outstanding .     26,403        9,280         26,409        8,109

Less: weighted-average shares subject to repurchase .       (557)      (1,579)          (646)      (1,738)
                                                        --------     --------       --------     --------

Shares used in computing basic and diluted net
  loss per common share .............................     25,846        7,701         25,763        6,371
                                                        ========     ========       ========     ========


Basic and diluted net loss per common share .........   $  (0.16)    $  (0.60)      $  (0.28)    $  (4.23)
                                                        ========     ========       ========     ========
Pro forma basic and diluted:

Shares used above ...................................     25,846        7,701         25,763        6,371
Pro forma adjustment to reflect the effect of assumed
  conversion of preferred stock as of the date of
  issuance through the date of actual conversion ....         --       11,862             --       11,859
                                                        --------     --------       --------     --------
Shares used in computing pro forma basic and
  diluted net loss per share ........................     25,846       19,563         25,763       18,230
                                                        ========     ========       ========     ========

Pro forma basic and diluted net loss per share ......   $  (0.16)    $  (0.24)      $  (0.28)    $  (1.48)

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

5.   INVENTORY

     The components of inventories (in thousands) are as follows:

                                                JUNE 30,      DECEMBER 31,
                                                  2001           2000
                                                 -------        -------
                                               (unaudited)

          Raw materials ................         $ 1,777        $   988
          Work in process ..............           1,465            271
          Finished goods ...............             546            513
                                                 -------        -------
                                                 $ 3,788        $ 1,772
                                                 =======        =======

                                     CEPHEID

                                   (UNAUDITED)

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

7.   CONTINGENCIES

     On April 12, 2001, a complaint was filed in the United States District Court for the Western District of Pennsylvania by Fisher Scientific Company L.L.C., against Cepheid and two of our employees. The complaint alleges that Cepheid's hiring of two former Fisher employees violates the employees' employment agreements with Fisher as well as Fisher's distribution agreement with Cepheid, and asserts a variety of contract, tort and trade secrets claims. The complaint seeks declaratory relief and damages of an unspecified amount.

     There has been no discovery to date and no trial is scheduled. We believe that we have meritorious defenses to this action and if the claims are not withdrawn, intend to defend them vigorously. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

8.   SUBSEQUENT EVENTS

     On August 9, 2001, the Company signed a Patent and Technology Licensing and Supply Agreement with Environment Technologies Group, Inc ("ETG"), a wholly owned subsidiary of Smith Industries, PLC. Under the agreement, the Company will provide its proprietary I-CORE technology to ETG for integration by ETG into fully automated bio-detection systems. In connection with this agreement, the Company received an initial license fee payment of $250,000 and will receive annual minimum royalty payments ranging from $50,000 to $200,000 for the life of this agreement. The agreement expires upon the expiration of the legal life of the patent rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q, including without limitation the information under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," contain forward-looking statements within the meaning of the federal securities laws. We also may provide oral or written forward-looking statements in other materials we release to the public from time to time. Statements that are not statements of historical fact are forward-looking statements. They are based on current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated in our forward-looking statements. These risks and uncertainties include the impact of competitive products and pricing, market acceptance of new products, market conditions, reliance on the efforts of distributors, enforcement of intellectual property rights and other factors set forth under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2000. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

     Cepheid is applying proprietary I-CORE microfluidic and microelectronic technologies to the development of fast, versatile systems that can perform all the steps required to analyze DNA (or RNA) in complex biological samples - sample preparation, amplification and detection - with results in less than 30 minutes on a single instrument. In 2000, we launched our first product, the Smart Cycler system, a system which performs quantitative DNA amplification and detection in a single, random access platform. Our initial distribution agreement for the life sciences research market in the United States was finalized with Fisher Scientific Company L.L.C. ("Fisher") in late 1999 and the Smart Cycler was launched through Fisher in the United States in May 2000.

     During the third quarter of 2000, we selected Takara Shuzo Co., LTD. ("Takara") as our distributor to the life science research markets in Japan, South Korea and Taiwan. Takara initiated product sales in its territory during the fourth quarter. In December 2000 we selected Eurogentec SA ("Eurogentec") to distribute our Smart Cycler system in Europe, and Fisher as our distribution partner in Canada. Eurogentec initiated product sales in the first quarter of 2001. During the second quarter of 2001, we selected BioSyn Tech Sdn Bhd to distribute our Smart Cycler system in Malaysia and Singapore. The product launch occurred in July 2001.

     Our GeneXpert system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

     Total revenues increased approximately 72% to $2,042,000 in the second quarter of 2001 from $1,189,000 in the second quarter of 2000. The components of this increase were a $697,000 increase in product sales, coupled with a $277,000 increase in grant and government-sponsored research revenue and offset in part by a $121,000 decrease in commercial contract revenue. The increase in product sales was a result of the launches of our Smart Cycler product in the United States, Japan, South Korea, Taiwan, Europe, and Canada beginning in May 2000 through the second quarter of 2001. As a result, we sold approximately 65 Smart Cyclers and approximately 200,000 tubes in the three months ended June 30, 2001. The vast majority of these sales were through distributors.

COST OF PRODUCT SALES

     Cost of sales increased 91% to $1,303,000 in the second quarter of 2001 from $683,000 in the second quarter of 2000, reflecting the corresponding increase in product sales. Sales and cost of sales in 2000 reflect the initial sales resulting from our product launch with Fisher in May 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased 11% to $3,607,000 in the second quarter of 2001 from $4,060,000 in the second quarter of 2000. Research & development efforts were shifted from primarily Smart Cycler development in 2000 to primarily GeneXpert development in 2001. These expenses include approximately $379,000 and $1,282,000 for the three months ending June 30, 2001 and 2000, respectively, of non-cash charges related to the amortization of deferred stock-based compensation, a decrease of approximately $903,000. The remaining increase in expenses of $450,000 was primarily attributable to a $182,000 increase in salaries and related personnel cost, an increase of $86,000 in temporary help, and an increase of $182,000 in outside consulting and lab supplies and other development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 25% to $1,592,000 in the second quarter of 2001 from $1,277,000 in the second quarter of 2000. These expenses include approximately $157,000 and $315,000 for the three months ending June 30, 2001 and 2000, respectively, of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $473,000 increase was primarily attributable to a $174,000 increase in salaries and related personnel costs, an increase of $206,000 in professional service expenses, and a $93,000 increase in investor and public relations, insurance, and other operating expenses. Most of these increases relate to the addition of a direct sales force, customer support and technical service people along with other infrastructure to support the launches of the Smart Cycler system throughout the world, as well as the ongoing increased expenses associated with being a public company.

INTEREST INCOME, NET

     Net interest income increased 59% to $352,000 in the second quarter of 2001 from $222,000 in the second quarter of 2000. This $130,000 increase was due primarily to increased interest income generated from the increased cash and cash equivalents position raised from our initial public offering on June 21, 2000.

NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for the second quarter of 2001 was $0.16, compared with $0.60 for the same period in 2000. The pro forma basic net loss per common share for the second quarter of 2001 was $0.16, compared with $0.24 for the same period in 2000. Pro forma net loss per share amounts assume conversion of preferred stock to common at the time of their original issuance.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

     Total revenues increased 156 % to $5,390,000 in the first six months of 2001 from $2,105,000 in the same period of 2000. The components of this increase were a $2,906,000 increase in product sales, coupled with a $602,000 increase in grant and government-sponsored research revenue and offset by a decrease in commercial contract revenue of $223,000. The increase in product sales was a result of the launches of our Smart Cycler product in the United States, Japan, South Korea, Taiwan, Europe, and Canada beginning in May 2000 through the second quarter of 2001.

COST OF PRODUCT SALES

     Cost of sales increased 298% to $3,243,000 in the first half of 2001 from $814,000 in the first half of 2000, reflecting the corresponding increase in product sales. Sales and cost of sales in 2000 reflect the initial sales resulting from our product launch with Fisher in May 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased 3% to $7,308,000 in the first half of 2001 from $7,527,000 in the first half of 2000. These expenses include approximately $914,000 and $1,856,000 for the six months ending June 30, 2001 and 2000, respectively, of non-cash charges related to the amortization of deferred stock-based compensation, a decrease of approximately $942,000. The remaining increase in expenses of approximately $723,000 was primarily attributable to a

$312,000 increase in salaries and related personnel cost, an increase of $142,000 in additional facility expenses, an increase of $124,000 in temporary help, and an increase of $145,000 outside consulting, lab supplies and other development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 49% to $2,997,000 in the first six months of 2001 from $2,007,000 in the same period of 2000. These expenses include approximately $389,000 and $521,000 for the six months ending June 30, 2001 and 2000, respectively, of non-cash charges related to the amortization of deferred stock-based compensation. The remaining $1,122,000 increase was primarily attributable to a $377,000 increase in salaries and related personnel costs, an increase of $309,000 in professional service expenses and a $436,000 increase in investor and public relations, insurance, and other operating expenses. Most of these increases relate to the addition of a direct sales force, customer support and technical service people along with other infrastructure to support the launches of the Smart Cycler system throughout the world, as well as the ongoing increased expenses associated with being a public company.

INTEREST INCOME, NET

     Net interest income increased 127% to $865,000 in the first half of 2001 from $381,000 in the first half of 2000. This $484,000 increase was due primarily to increased interest income generated from the increased cash and cash equivalents raised from our initial public offering on June 21, 2000.

NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for the first half of 2001 was $0.28, compared with $4.23 for the same period in 2000. The pro forma basic net loss per common share for the first half of 2001 was $0.28, compared with $1.48 for the same period in 2000. Pro forma net loss per share amounts assume conversion of preferred stock to common at the time of their original issuance. For the first half of 2000, the actual and pro forma basic net loss per common share includes a one-time deemed dividend of $3.00 and $1.05 per share, respectively, associated with a deemed dividend of $19.1 million relating to the beneficial conversion feature associated with the January through March 2000 private placements of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception through proceeds generated from our initial public offering of our common stock on June 21, 2000, and through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through June 30, 2001, we received net proceeds of $65.2 million from issuances of common and convertible preferred stock. In addition, through June 30, 2001, we had financed equipment purchases and leasehold improvements totaling approximately $3,883,000. As of June 30, 2001, we had $2,542,000 in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 11.4% and are due in monthly installments through May 2005. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. As of June 30, 2001, we had approximately $191,000 available under an equipment financing line of credit, which expires October 31, 2001.

     As of June 30, 2001, we had $32.8 million in cash and cash equivalents, as compared to $39.7 million as of December 31, 2000. Net cash used for operating activities was $6.6 million for the six months ended June 30, 2001, and $5.4 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, this consisted of a net loss for the period of $7,293,000, and an increase in working capital of $1,181,000, which were offset in part by non-cash charges of $1,303,000 related to stock-based compensation, and $592,000 of amortization and depreciation expense. For the six months ended June 30, 2000, cash used for operating activities consisted of $7,862,000 in net loss, offset by an increase of $292,00 in working capital, as well as non-cash charges of $2,377,000 related to stock-based compensation and $414,000 of amortization and depreciation for the period.

     Capital expenditures for property and equipment were $810,000 in the first six months of 2001 compared to $1,046,000 for the same period in 2000. In the first half of 2001, we received $282,000 from the sale of common shares and received proceeds from equipment financing of $631,000, offset by repayments of $472,000. We received $46,442,000, net of costs in cash from the sale of preferred and common shares during the six month period ended June 30, 2000, and used $241,000 to repay equipment financing obligations.

     We expect to have negative cash flow from operations through at least 2003. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with revenue to be derived from product sales and research and development collaborations, will be sufficient to fund our operations at least through the year 2002. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to
technologies   or  products  that  we  might   otherwise   seek  to  develop  or
commercialize.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have not been any material changes in our exposure to market risk during the six months ended June 30, 2001 which would require an update to the disclosures provided in our Annual Report on form 10-K for the fiscal year ended December 31, 2000.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On June 12, 2001 we held our annual meeting of shareholders. The following items were submitted to a vote of shareholders:

     (a) To elect two Class II members currently serving on the Board of Directors to three year terms.

     Election of Directors                  Votes For        Votes Withheld
     ---------------------                  ---------        --------------
     Gerald S. Casilli                      14,277,218          1,164,974
     Cristina H. Kepner                     14,277,218          1,164,974

     As a result, Mr. Casilli and Ms. Kepner were elected as Directors of the Company. The following incumbent members continue to serve on the Board of
Directors:  Thomas L. Gutshall, Kurt Petersen,  Ph.D., Ernest Mario, Ph.D., Dean
O. Morton and Hollings C. Renton.

     (b) To amend the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,875,000 shares from 3,592,732 shares to 5,467,732 shares.

                                                                   Votes
                                                                 ----------
     For                                                         10,327,119
     Against                                                      1,558,190
     Abstain                                                         20,446

     The amendment was approved.

     (c) To ratify the appointment of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 2001.

                                                                   Votes
                                                                 ----------
     For                                                         14,195,586
     Against                                                         20,893
     Abstain                                                      1,225,713

     The appointment was approved.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 14th day of August, 2001.


                                        CEPHEID


                                        by:  /s/ THOMAS L. GUTSHALL
                                            ------------------------------------
                                                 Thomas L. Gutshall
                                            Chairman of the Board and Chief
                                                 Executive Officer
                                              (Duly Authorized Officer)


                                        by:  /s/ CATHERINE A. SMITH
                                            ------------------------------------
                                                 Catherine A. Smith
                                               Chief Financial Officer
                                            (Principal Accounting Officer)