Form 10-Q
period 2001-09-30
CEPHEID
filed 2001-11-14
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

As of November 1, 2001 there were 26,566,866 shares of Common Stock outstanding.

CEPHEID
Report On Form 10-Q For The
Quarter Ended September 30, 2001
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                       September 30,  December 31,
                                                            2001         2000(1)
                                                       ------------  ------------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................ $     29,715  $     39,698
   Accounts receivable ..............................        1,742         2,407
   Inventory ........................................        4,009         1,772
   Prepaid expenses and other current assets ........          280           530
                                                       ------------  ------------
     Total current assets ...........................       35,746        44,407
Property and equipment, net .........................        3,207         2,892
Other assets ........................................           51            54
                                                       ------------  ------------
     Total assets ................................... $     39,004  $     47,353
                                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................. $        835  $        501
   Accrued compensation .............................          908           510
   Other accrued liabilities ........................        1,470         1,236
   Current portion of equipment financing ...........        1,035           879
   Current portion of deferred rent .................           31            22
                                                       ------------  ------------
     Total current liabilities ......................        4,279         3,148
Equipment financing, less current portion ...........        1,340         1,504
Deferred rent, less current portion .................           31            54

Commitments

Shareholders' equity:
   Common stock .....................................       65,200        64,944
   Additional paid-in capital .......................        8,378         8,310
   Note receivable from shareholder .................          --            (35)
   Deferred stock-based compensation ................       (1,560)       (3,238)
   Accumulated other comprehensive loss .............          (21)          (10)
   Accumulated deficit ..............................      (38,643)      (27,324)
                                                       ------------  ------------
     Total shareholders' equity .....................       33,354        42,647
                                                       ------------  ------------
     Total liabilities and shareholders' equity ..... $     39,004  $     47,353
                                                       ============  ============

(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements at the date which are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to Condensed Consolidated Fianancial Statements

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                        Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       --------------------  --------------------
                                          2001       2000       2001       2000
                                       ---------  ---------  ---------  ---------
Revenues:

Product sales ....................... $   1,976  $   1,618  $   5,819  $   2,554
Contract revenue ....................       815        705      2,362      1,874
                                       ---------  ---------  ---------  ---------
Total revenues ......................     2,791      2,323      8,181      4,428
                                       ---------  ---------  ---------  ---------

Operating costs and expenses:
Cost of product sales ...............     1,394      1,410      4,637      2,224
Research and development.............     3,783      4,085     11,091     11,612
Selling, general and administrative..     1,869      1,295      4,866      3,302
                                       ---------  ---------  ---------  ---------
Total operating costs
 and expenses .......................     7,046      6,790     20,594     17,138
                                       ---------  ---------  ---------  ---------
Loss from operations ................    (4,255)    (4,467)   (12,413)   (12,710)
Interest income, net ................       229        679      1,094      1,060
                                       ---------  ---------  ---------  ---------
Net loss ............................    (4,026)    (3,788)   (11,319)   (11,650)
Deemed dividend to Series C
 preferred stockholders .............       --         --         --     (19,114)
                                       ---------  ---------  ---------  ---------
Net loss applicable  to
 common shareholders ................ $  (4,026) $  (3,788) $ (11,319) $ (30,764)
                                       =========  =========  =========  =========
Basic and diluted net loss
 per common share ................... $   (0.15) $   (0.15) $   (0.44) $   (2.42)
                                       =========  =========  =========  =========
Shares used in computing basic and
 diluted net loss per common share ..    26,054     25,035     25,861     12,726
                                       =========  =========  =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                               2001      2000
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................ $ (11,319) $ (11,650)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................       960        638
    Amortization of deferred stock-based compensation ...     1,748      2,598
    Issuance of options to purchase common stock
     for services rendered ..............................       --       1,266
    Amortization of deferred rent .......................       (17)        (8)
    Changes in operating assets and liabilities:
       Accounts receivable ..............................       665     (1,018)
       Inventory ........................................    (2,237)      (706)
       Prepaid expenses and other assets ................       253         88
       Accounts payable and other current liabilities ...       558        377
       Accrued compensation .............................       398        447
                                                           ---------  ---------
Net cash used in operating activities ...................    (8,991)    (7,968)
                                                           ---------  ---------
INVESTING ACTIVITY:
Capital expenditures ....................................    (1,275)    (1,543)
                                                           ---------  ---------
Net cash used in investing activities ...................    (1,275)    (1,543)
                                                           ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of preferred and common
  shares ................................................       256     50,630
Proceeds from loan arrangements .........................       748        --
Proceeds from notes receivable from shareholder .........        35         35
Principal payments under loan arrangements ..............      (756)      (367)
                                                           ---------  ---------
Net cash provided by financing activities ...............       283     50,298
                                                           ---------  ---------

Net (decrease) increase in cash and cash equivalents ....    (9,983)    40,787
Cash and cash equivalents at beginning of period ........    39,698      1,493
                                                           ---------  ---------
Cash and cash equivalents at end of period .............. $  29,715  $  42,280
                                                           =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. The Company is commercializing its I-CORE® microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA (or RNA) in complex biological samples for scientific, medical and industrial applications. The Company is developing fast, versatile systems that can perform all the steps required to analyze DNA in complex biological samples - sample preparation, amplification and detection - with results in less than 30 minutes on a single instrument.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

Contract revenues related to best efforts research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone. Deferred revenue is recorded when funds are received in advance of services to be performed.

Significant Concentrations

We distribute our products through our direct sales force and through third-party distributors. For the quarter ended September 30, 2001 product sales from our four distributors represented 47% of total product sales. Of those four distributors, Fisher Scientific Company L.L.C. represented 45% of total product sales while the remaining distributors represented 2% of total product sales in total. For the same quarter of the previous year, sales to Fisher represented 41% and Takara 27%. There was no other one direct customer that represented greater than 10% of total product sales for either the three months ended September 30, 2001 or the prior year period.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair- value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intention to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

3. NET LOSS PER COMMON SHARE

Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company's right of repurchase. Diluted net loss per share would give effect to the impact of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The computation of pro forma basic and diluted net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                            Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                           --------------------  --------------------
                                                              2001       2000       2001       2000
                                                           ---------  ---------  ---------  ---------
                                                                (unaudited)           (unaudited)
Net loss applicable to common shareholders .............. $  (4,026) $  (3,788) $ (11,319) $ (30,764)
                                                           =========  =========  =========  =========
Basic and diluted:

Weighted-average shares of common stock outstanding .....    26,458     26,614     26,426     14,464
Less: weighted-average shares subject to repurchase .....      (404)    (1,579)      (565)    (1,738)
                                                           ---------  ---------  ---------  ---------
Shares used in computing basic and diluted net
  loss per common share .................................    26,054     25,035     25,861     12,726
                                                           =========  =========  =========  =========

Basic and diluted net loss per common share ............. $   (0.15) $   (0.15) $   (0.44) $   (2.42)
                                                           =========  =========  =========  =========
Pro forma basic and diluted:

Shares used above .......................................    26,054     25,035     25,861     12,726
Pro forma adjustment to reflect the effect of assumed
  conversion of preferred stock as of the date of
  issuance through the date of actual conversion ........       --         --         --       7,876
                                                           ---------  ---------  ---------  ---------
Shares used in computing pro forma basic and
  diluted net loss per common share .....................    26,054     25,035     25,861     20,602
                                                           =========  =========  =========  =========

Pro forma basic and diluted net loss per common share ... $   (0.15) $   (0.15) $   (0.44) $   (1.49)
                                                           =========  =========  =========  =========

4. INVENTORY

The components of inventories (in thousands) are as follows:

                                                       September 30,  December 31,
                                                            2001         2000
                                                       ------------  ------------
                                                       (unaudited)
      Raw materials ................................. $      2,210  $        988
      Work in process ...............................        1,665           271
      Finished goods ................................          134           513
                                                       ------------  ------------
                                                      $      4,009  $      1,772
                                                       ============  ============

5. DEEMED DIVIDEND

In January through March 2000, the Company consummated the sale of 6,379,978 shares of Series C convertible preferred stock from which the Company received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, the Company believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of the Company's initial public offering process, Cepheid re-evaluated the fair value of its common stock as of January and March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $19.1 million that has been recorded as a deemed dividend to preferred shareholders in 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total shareholders' equity. This charge was made against additional paid-in capital, as the Company did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

6. SUBSEQUENT EVENT

On October 18, 2001, the Company entered into a ten-year lease agreement for 76,000 square feet of commercial space. In connection with the lease, the Company issued a letter of credit for approximately $661,000 as a security deposit. Minimum annual rent commitments under the lease for the next five years are as follows:

Year Ended December 31,
2002............	$ 881,600
2003............	1,355,460
2004............	1,396,124
2005............	1,438,008
2006............	1,481,148
Total minimum payments......	$ 6,552,340

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

OVERVIEW

Cepheid is commercializing its I-CORE microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA for scientific, medical and industrial applications. The Company is developing fast, versatile systems that can perform all the steps required to analyze DNA in complex biological samples - sample preparation, amplification and detection - with results in less than 30 minutes on a single instrument. In 2000, we launched our first product, the Smart Cycler system, a system which performs quantitative DNA amplification and detection in a single, random access platform. Our initial distribution agreement for the life sciences research market in the United States was finalized with Fisher Scientific Company L.L.C. ("Fisher") in early 2000 and the Smart Cycler was launched through Fisher in the United States in May 2000.

During the third quarter of 2000, we selected Takara Shuzo Co., LTD. ("Takara") as our distributor to the life science research markets in Japan, South Korea and Taiwan. In December 2000 we selected Eurogentec SA ("Eurogentec") to distribute our Smart Cycler system in Europe, and Fisher as our distribution partner in Canada. During the second quarter of 2001, we selected BioSyn Tech Sdn Bhd to distribute our Smart Cycler system in Malaysia and Singapore. During the second and third quarter of 2001, we established a small direct sales force that will focus on the food quality, biothreat testing, and other markets outside of life science research.

Our GeneXpert system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format.

We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad rang of markets for both the Smart Cycler and GeneXpert. In 1998, we entered into a development and supply agreement with Innogenetics N.V. The focus of the collaboration is the development of products integrating our proprietary technologies with their proprietary methods for genetic testing and viral genotyping. In February 2000, the Company formed Aridia Corp., a joint venture with Infectio Diagnostic, Inc. The focus of the collaboration is the development of a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections such as group B strep, antibiotic resistant bacteria, meningitis, and sepsis. In July 2001, we entered into a cooperative research and development agreement with the University of Pittsburgh Medical Center. The focus of the collaboration is the identification and evaluation of new genetic markers for several cancers including lung, breast, esophagus, oral, head and neck cancer, and melanoma. In August 2001, we entered into a patent and technology licensing and supply agreement with Environmental Technologies Group, Inc., ("ETG"). ETG and the Company will collaborate to develop biological-agent detection systems for military and other domestic preparedness applications.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Total revenues for the three and nine month periods ended September 30, 2001 were $2.8 million and $8.2 million respectively, an increase over the prior year periods of $.5 million or 20%, and $3.7 million or 85%, respectively. The increase for both the three and nine month periods ended September 30, 2001 as compared to the prior year comparable periods is due to an increase in product sales of our Smart Cycler System, as this product continues to gain more acceptance in the overall marketplace. Additionally, the increase is due to an increase in government contract revenue resulting from an increased level of activity on our contracts during the quarter.

COST OF PRODUCT SALES

Cost of product sales for the three and nine month periods ended September 30, 2001 were $1.4 million and $4.6 million respectively, as compared to $1.4 million and $2.2 million for the three and nine month periods ended September 30, 2000, respectively. The increase in the nine month periods ended September 30, 2001 as compared to the prior year comparable periods results from a full nine months of Smart Cycler sales in 2001 compared to five months of Smart Cycler sales in 2000 following the product launch in May 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and nine month periods ended September 30, 2001 were $3.8 million and $11.1 million respectively, a decrease over the prior year periods of $.3 million or 7% and $.5 million or 4%, respectively. Research & development efforts were shifted from primarily Smart Cycler development in 2000 to primarily GeneXpert development in 2001. The decrease for both the three and nine month periods ended September 30, 2001 as compared to the prior year comparable periods is primarily due to a decrease in the amortization of deferred compensation expenses offset by increased personnel and infrastructure costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2001 were $1.9 million and $4.9 million respectively, an increase over the prior year comparable periods of $.6 million or 44% and $1.6 million or 47%, respectively. The increase for both the three and nine month periods ended September 30, 2001 as compared to the prior year comparable periods is due to increased salaries and benefits due to the addition of direct sales personnel, travel costs, advertising, public relations, investor relations, and other ongoing costs associated with being a public company offset by a decrease in the amortization of deferred compensation expenses. In addition, the increase is due to increased salaries and benefits related to customer support and technical service personnel to support the launch of our SmartCycler system.

INTEREST INCOME, NET

Net interest income for the three month period ended September 30, 2001 was $.2 million which was a decrease of $.5 million or 66% over the three month period ended September 30, 2000. Net interest income for the nine month period ended September 30, 2001 was $1.1 million, which was consistent with the nine month period ended September 30, 2001. The decrease for the three month period ended September 30, 2001 as compared to the prior year comparable period was due to a decrease in our cash balance during the quarter resulting from our negative cash flow as well as a decrease in our investment yield due to lower interest rates as compared to the prior year.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three and nine month periods ended September 30, 2001 was $0.15 and $0.44 respectively, compared to $0.15 and $2.42 for the prior year comparable periods. The pro forma basic net loss per common share for the three and nine month periods ended September 30, 2001 was $0.15 and $0.44 respectively, compared to $0.15 and $1.49 for the prior year comparable periods. Pro forma net loss per share amounts assumes conversion of preferred stock to common at the time of their original issuance.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through proceeds generated from our initial public offering of our common stock on June 21, 2000, and through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through September 30, 2001, we received net proceeds of $65.2 million from issuances of common and convertible preferred stock. In addition, through September 30, 2001, we had financed equipment purchases and leasehold improvements totaling approximately $4.0 million. As of September 30, 2001, we had $2.4 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 11.0% and are due in monthly installments through July 2005. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. The equipment financing line of credit expired on October 31, 2001.

As of September 30, 2001, we had $29.7 million in cash and cash equivalents, as compared to $39.7 million as of December 31, 2000. Net cash used for operating activities was $9.0 million for the nine months ended September 30, 2001, and $8.0 million for the nine months ended September 30, 2000. The increase in net cash used in operating activities for the nine months ended September 30, 2001 as compared to the prior year period is due to an increased investment in inventory offset by a slight decrease in our net loss and a decrease in our accounts receivable balance.

Capital expenditures for property and equipment were $1.3 million in the first nine months of 2001 compared to $1.5 million for the same period in 2000. In the first nine months of 2001, we received $0.2 million from the sale of common shares and received proceeds from equipment financing of $0.7 million, offset by repayments of $0.7 million under equipment financing arrangements. We received $50.6 million, net of issuance costs, in cash from the sale of preferred and common shares during the nine month period ended September 30, 2000, and used $0.4 million to repay equipment financing obligations.

We expect to have negative cash flow from operations through at least 2003. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with revenue to be derived from product sales and research and development collaborations, will be sufficient to fund our operations at least through the end of 2002. As previously disclosed, we will need to obtain a license for thermal cycling in the field of clinical diagnostics from Applied Biosystems. The amount and the timing of payments for this license is not know at this time, and may affect the rate at which cash is consumed. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our exposure to market risk during the nine months ended September 30, 2001 which would require an update to the disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II

ITEM 1. LEGAL PROCEEDINGS

In August 2001, Fisher Scientific dismissed their lawsuit against the Company with prejudice.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 11, 2001, Allen Northrup resigned from his position as the Company's Chief Technical Officer to pursue other career interests.

In September 2001, Ernest Mario, Ph.D resigned from the Company's board of directors to pursue other career interests.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits
Exhibit 10.1    Patent and Technology Licensing and Supply Agreement dated August 9, 2001 between Cepheid and Environmental Technologies Group, Inc.
Exhibit 10.2    Modification and Restatement of January 10, 2000 Letter Agreement dated August 30, 2001 between Cepheid and Fisher Scientific Company L.L.C.
(b) Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 14th day of November, 2001.
CEPHEID (Registrant)

By: /s/ THOMAS L. GUTSHALL Thomas L. Gutshall Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

By: /s/ CATHERINE A. SMITH Catherine A. Smith Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
*10.1	Patent and Technology Licensing Supply Agreement , dated August 9, 2001, between Cepheid and Environmental Technologies Group, Inc.
*10.2	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific Company LLC

* Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.