Form 10-K405
period 2001-12-31
CEPHEID
filed 2002-03-22
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

COMMON STOCK, NO PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $49,379,026, based on the closing sale price for the registrant's common stock on the Nasdaq National Market on that date. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

      As of March 1, 2002, there were 26,660,478 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Designated portions of Cepheid's definitive proxy statement for its 2002 annual meeting of shareholders are incorporated by reference into Part III hereof.

Cepheid

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

Cepheid®, I-CORE®, Smart Cycler®, and GeneXpert® are registered trademarks of Cepheid.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below should be considered carefully in evaluating us and our business.

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

PART I

ITEM 1. Business

We develop, manufacture and market fully integrated systems that automate and accelerate biological testing. Based on state of the art microfluidic and microelectronic technologies, our systems analyze complex biological samples in disposable cartridges that rapidly and automatically perform all of the steps that are associated with sophisticated molecular biological procedures. We are initially focused on the detection and analysis of nucleic acids, such as deoxyribo nucleic acid ("DNA"), in samples such as blood, urine, cell cultures, food and industrial air and water. The three key processing steps in nucleic acid testing are:

  Sample Preparation -- procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids;
  Amplification -- a chemical process to make large quantities of DNA; and
  Detection -- the method of determining the presence or absence of the target DNA, typically through the use of fluorescent dyes.

Our systems can perform a broad range of functions that include automated purification of DNA, screening for disease-causing agents, rapid detection of food and water contaminants and genetic profiling. Our systems are designed for a wide variety of laboratory and field settings, enabling users to perform tests where and when they are needed.

We commenced commercial sales of our first product, the Smart Cycler®, during May 2000. The Smart Cycler is a fast, versatile DNA amplification and detection system initially directed to the life sciences research market. Our GeneXpert® system, currently in development, is designed to integrate automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format. Based upon our own evaluations and those of our collaborators, we believe our integrated systems allow us to perform analysis of biological samples faster and more efficiently than any other products currently available. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

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

The biochemicals used to test for the presence of DNA from a specific organism are DNA probes. Numerous probes have been developed for identifying organisms such as strep, human immunodeficiency virus ("HIV"), gonorrhea, syphilis, chlamydia, anthrax, E.coli and salmonella. In fact, probes can be designed for any unique DNA sequence and have been developed for many significant infectious disease organisms and many DNA mutations associated with human cancer and with inherited human characteristics.

The life sciences research, clinical diagnostics, industrial testing and pharmacogenomics industries use assays extensively to detect and quantify nucleic acids and proteins in biological samples. With the recent advances in the field of genomics and the availability of vast DNA sequence libraries, there has been a marked shift towards biological tests that detect the presence of DNA sequences unique to a gene. Such gene-based testing offers a level of sensitivity and specificity unmatched by other technologies and, according to industry analyst reports, including a January 2001 report by UBS Warburg LLC, is the fastest growing segment in these markets. The growth of gene-based testing has been limited by technical complexity, labor intensity, cost and lack of automation.

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

Most currently available equipment is expensive, large and inflexible and is typically configured to accommodate only one assay protocol. As a result, in order to operate this equipment cost-effectively, it must be run in batches, rather than individual tests.

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

THE CEPHEID® SOLUTION

We have developed integrated microfluidic instruments designed to incorporate our automated sample preparation, amplification and detection technologies and handle a variety of different biological samples. We believe our systems represent significant advances in the tools needed in the life sciences research, clinical diagnostics, industrial testing and pharmacogenomics markets. Our systems will allow practitioners in these markets to make use of the vast new libraries of nucleic acid sequences now being generated by genomics researchers. To date, we have sold over 570 Smart Cyclers and approximately 1.5 million reaction tubes. Cepheid systems have been in use by us and our collaborators, including U.S. military facilities, the Centers for Disease Control and the FBI for over two years. Based on the responses we have received, we believe our initial products have been well received.

Our platform technologies address each of the limitations set forth above in the following manner:

Rapid results

Our proprietary I-CORE® technology, incorporated into our Smart Cycler and GeneXpert systems, generally achieves the heating and cooling, or thermal cycling, required for amplification and detection in less than 25 minutes through:

  fast heating and cooling rates; and
  immediate access to individual test results without having to wait for the completion of a batch.

Our GeneXpert system will further reduce the time to result by incorporating our automated sample preparation technology. We have accomplished sample preparation in our GeneXpert prototype in as little as five minutes and a final result in less than 30 minutes. We achieved these results in our internal testing and with the results have been published in peer-reviewed articles. Our collaborators have achieved these results, including U.S. government facilities.

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

Easy to operate, portable

Our systems are easy to use and less labor intensive than other systems currently available. The Smart Cycler integrates amplification and detection, which eliminates the risk of cross-contamination and operator error inherent in transferring a sample between two instruments. The GeneXpert provides an even greater level of integration and automation by combining sample preparation with amplification and detection. This level of integration permits operation by less skilled personnel and enables testing at the point of use, outside of a laboratory setting.

Wide range of sample volumes

Our GeneXpert system incorporates our automated sample preparation technology into disposable cartridges. These cartridges are designed to handle a wide range of sample volumes, concentrating and purifying the target DNA in a sample and removing extraneous materials, thereby increasing the sensitivity of the resulting assay. Our sample preparation technology gathers target molecules from large sample volumes that can then be analyzed in our I-CORE module; all integrated inside the GeneXpert system.

Integration of key steps

All of our component systems have been designed for integration. The GeneXpert system is designed to integrate sample preparation, amplification and detection into one system.

MARKETS

Molecular biological test procedures in life sciences research, clinical diagnostics, industrial testing and pharmacogenomics still rely on primitive tools such as test tubes, centrifuges and other equipment that require extensive manual manipulation. These methods are expensive and often imprecise and present significant productivity challenges. We believe that there is a significant need for simpler, faster and more accurate laboratory tests in all of these markets.

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

Clinical diagnostics

Numerous breakthroughs in molecular biology and genomics have provided new insights into the nature of human diseases and new therapies for treating them. As a result, DNA-based testing is being rapidly adopted in the field of clinical diagnostics to detect, identify and characterize pathogens, to determine antibiotic resistance and to identify genetic abnormalities, such as cancer. According to a October 2001 SG Cowen report, nucleic acid probes are the fastest growing segment of this market, showing a growth rate of 19% per annum with sales currently estimated at $978 million annually. DNA-based testing includes a variety of assay techniques, such as thermal cycling covered by patents held by Applied Biosystems (formerly PE Biosystems), as well as constant temperature, or isothermal, techniques.

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

Blood product quality

Nucleic acid amplification techniques have been developed to detect bacteria and major blood viruses, such as HIV, Hepatitis B Virus ("HBV"), Hepatitis C Virus ("HCV") and Human T-Lymphotropic Virus ("HTLV"), in donor blood. Current tests may require one or more days to complete. Rapid pathogen testing will reduce the time spent waiting for test results and enable immediate blood pooling and component separation.

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

Cancer

Diagnosis and prognosis of cancer currently depends on the pathological examination of tissue sections using special stains or specific antibody-based reagents to detect evidence of abnormal cell morphology or proliferation. Biopsies for staging cancer operations are obtained surgically, typically in the hospital or in specialized in-patient oncology clinics. The information obtained during these procedures and subsequent molecular analyses that determine the treatment may not be available in a timely manner. We believe integrated analysis systems that can rapidly and automatically process cells or tissues and detect cancerous genetic abnormalities will be required to meet the needs of the growing oncology field. According to an October 2001 SG Cowen report, the $678 million cancer market consists almost entirely of immunoassay-based methods. Later on, SG Cowen expects that growth will accelerate to double digits from 2005-2010 and molecular tests will begin to be used widely as a host of new markers are found to aid in the detection and prognosis of cancer.

Industrial testing

The detection and identification of bacterial and viral pathogens as well as general contaminants in food raw materials, industrial product materials, processing or assembly lines and water continues to depend on conventional culturing techniques. These techniques typically require two to three days and thus do not alert industrial producers to quality control problems until well after the fact. Currently few industrial producers can detect and control the presence of a pathogen or contaminant in a time-critical manner.

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

Forensic and identity testing

The use of DNA "fingerprinting" techniques for identifying individuals is increasing. These techniques typically utilize PCR and sample preparation from whole blood or cells. In addition to human applications, there are important plant and animal identity applications, such as detection of genetically modified organisms, or GMOs, and the verification of plant and animal strains. We believe integrated easy-to-use instruments for both the laboratory and field will be needed to satisfy the growing demand for this type of testing.

Biothreat detection

The September 11, 2001 terrorist attacks have lead to increased attention to the potential of a bioterrorist attack throughout the world. As a result, the US government has increased its allocation of funds to both homeland and military defense and in particular biothreat detection. The biothreat detection market encompasses environmental testing, water supply testing, and food testing as well as human clinical diagnostics. Both the United States and foreign military have expressed an interest in on-site real time DNA detection. The recently approved United States Government budget includes $5.9 billion for bioterrorism preparedness in 2003.

Pharmacogenomics

According to an April 2001 report published by UBS Warburg, major pharmaceutical companies spent roughly $30 billion worldwide in 2001 on research and development. A January 2001 UBS Warburg report indicates that sales of instrumentation and supplies for genomic and functional genomic-related research reached $3.2 billion in 1999.

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

Apply core technologies broadly

We intend to integrate our proprietary I-CORE and automated sample preparation technologies to provide rapid biological analysis platforms with applicability across a number of markets. Our unique capabilities for rapid sample preparation through the use of microfluidics will streamline this otherwise labor-intensive process. We have developed our Smart Cycler and our developing our GeneXpert systems to improve speed and flexibility in some markets and to address other markets that historically have been served by traditional microbiological culturing techniques, immunoassays or empirical analysis. Our target markets include life sciences research, clinical diagnostics, industrial testing and pharmacogenomics.

Introduce products in stages

We have established an initial market position in the life sciences research market through sales of our Smart Cycler. We have entered into distribution agreements to market our Smart Cycler in North America, Europe and the Far East. We intend to introduce our GeneXpert system next. This system integrates automated sample preparation with amplification and detection technology. We will also provide our I-CORE modules for amplification and detection and our fluidic modules for sample preparation on an original equipment manufacturer, or OEM, basis to other manufacturers for integration into special purpose systems for biothreat detection, clinical diagnostic and other markets. In addition, Cepheid will be introducing a line of easy-to-use, lyophilized PCR reagents to complement both the Smart Cycler and GeneXpert instruments.

Focus initially on nucleic acid analysis

We are initially focusing on the development and application of our platform technologies to the field of rapid nucleic acid analysis. We intend to adapt our platforms to provide purified nucleic acids to traditional analysis systems as well as emerging high-density testing technologies. We may adapt our sample preparation and amplification technologies to improve throughput, lower costs and provide greater sensitivity, thus providing applications in diagnostics, drug discovery, and the emerging field of predictive medicine.

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

Adding reagents

We manufacture disposable sample preparation cartridges that can contain reagents needed for the amplification process as well as probes for specific nucleic acid targets. Our low-cost, plastic molded cartridges also incorporate a proven fluid delivery system.

Measuring sample volume and mixing

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

Separating specific cells or targets.

Our cartridges incorporate filters and filter assemblies that can perform functions ranging from basic sample clean up to specific cell or target capture.

Lysing cells

We have developed a very rapid proprietary lysis technology capable of releasing DNA from the cells of organisms that are difficult to lyse, such as spores. A versatile ultrasonic lysing technology is incorporated in our GeneXpert system and will allow lysis procedures, that now may take hours, to be performed in seconds This technology does not require harsh chemicals, and therefore eliminates the difficult and time-consuming purification steps that are required by conventional technologies.

Capturing and concentrating DNA

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

Preparing For Analysis

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

Powerful optical analysis

Each I-CORE module includes a powerful, four-channel optical analysis system capable of complex chemical assays. This allows the detection and quantification of multiple fluorescent dyes and multiple target molecules in the same reaction tube. Continuous optical monitoring during amplification also allows the user to stop the reaction as soon as a target is detected, thereby shortening the time to result. For example, in a single reaction tube, the I-CORE module could simultaneously detect and quantify staphylococcus aureus, detect the presence or absence of the methicillin-resistance gene and measure the optical response of a separate internal control target. The internal control allows us to verify the performance of the system. Cepheid's first patent in this important area has been granted by the US Patent Office.

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

Easy to use lyophilized PCR reagents

In order to attain our goal "DNA test results, when and where they are needed," it is necessary to provide a total solution to the customer, which includes easy to use PCR reagents. Current liquid reagents are very inconvenient and must be stored at near freezing temperatures in order to maintain their performance. Cepheid has developed a PCR reagent technology in which all the liquid chemicals necessary to perform PCR are lyophilized, or freeze-dried, into small, stable pellets. These pellets are pre-mixed doses of PCR chemicals, they are stable over long periods of time at room temperature and are also very easy for the customer to use. The first pilot lots, delivered to and tested by USAMRIID, worked exceptionally well.

PRODUCTS

We are developing two families of products, the Smart Cycler and GeneXpert families, that incorporate our core technologies. The following table sets forth our amplification and detection products:

Name	Description	Status
I-CORE Module	Complete thermal cycling microinstrument for DNA and RNA amplification and detection	In Production
Smart Cycler	Laboratory-based DNA analysis instrument containing 16 I-CORE modules	In Production
Smart Cycler TD	Transportable DNA analysis instrument containing 16 I-CORE modules	In Production
Smart Cycler XC	Portable, battery-operated DNA analysis instrument containing 16 I-CORE modules for use in the field	Pre-production prototype
Smart Cycler Reaction Tubes (25 micronL and 100 micronL)	Disposable I-CORE reaction tubes optimized for research and diagnostic applications	In Production

The following table sets forth our family of products that integrate sample preparation, amplification and detection:

Name	Description	Status
GeneXpert	Automated system for sample preparation, amplification and detection from raw biological samples	Pre-production prototype delivered
GXPT-1	Disposable cartridge for spores and bacteria in aqueous-based solutions, including swab extractions in buffer	Pre-production prototype delivered
GXPT-1 Associated Reagents	Assay-specific, high performance, stable lyophilized PCR reagent pellets	Pilot lots delivered
GXPT-2	Disposable cartridge for genomic DNA in blood	In Development
GXPT-3	Disposable cartridge for viral pathogens in clinical swabs	Future Development
GXPT-4	Disposable cartridge for bacterial DNA in blood	Future Development
GXPT-5	Disposable cartridge for viral pathogens in blood	Future Development

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

Our I-CORE technology, when used in thermal cycling applications such as PCR, is subject to the patents owned by Applied Biosystems (formerly PE Biosystems). We have obtained the required license for Applied Biosystems for thermal cycling limited to the fields of life sciences research, industrial testing, aspects of identity testing and forensics. We are also pursuing licenses from Applied Biosystems that may be required for commercialization of certain I-CORE based products in the field of clinical diagnostics. Our I-CORE technology also can be used in non-thermal cycling and non-PCR applications, such as iso-thermal, or constant temperature, DNA amplification. We do not need a license from Applied Biosystems for use in such applications.

Smart Cycler family

Our Smart Cycler system contains 16 I-CORE modules arranged into a rapid, flexible, multi-purpose instrument capable of performing DNA amplification and detection by means of a number of available fluorescent chemical techniques. In 1998, we received an R&D 100 award from R&D Magazine for the design of the Smart Cycler. Through December 2001, we had sold over 570 Smart Cyclers. We have distribution agreements with Fisher Scientific in the United States and Canada; with Eurogentec in Belgium, France, Germany, the Netherlands, Switzerland and the United Kingdom, with Takara Biomedical in Japan, Taiwan and South Korea, and with BioSynTech Sdn Bhd in Malaysia and Singapore.

Our Smart Cycler TD (Transportable Device) is a tranportable version of the Smart Cycler system which includes a field deployable case.

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

Reaction tubes

One of our patented reaction tubes is required for each assay run using our I-CORE or Smart Cycler family of products. We offer two types of patented reaction tubes for use with these systems. Both are designed to be disposed of after a single use and represent opportunities for recurring revenue from an installed base of instruments. We manufacture and sell a 25 microliter tube, typically preferred in the life sciences research market, and a 100 microliter tube, which is typical for applications that might require larger liquid reaction volumes. Through the end of 2001, we have sold approximately 1.5 million reaction tubes.

GeneXpert system

Our GeneXpert family of products combines sample preparation with the amplification and detection functions performed by our I- CORE module into an integrated, automated DNA analysis instrument. These products are designed to purify, concentrate, detect and identify targeted DNA sequences, from sample to result, in less than 30 minutes. Current techniques for accomplishing this same complex series of procedures require extensive manual labor by skilled technicians and can take anywhere from six hours to three days.

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

Following clinical trials and submission of data to the FDA, we anticipate commercial launch of the GeneXpert system in the diagnostics market late in 2003. We continue to explore opportunities to launch the GeneXpert in unregulated markets sooner.

Disposable assay cartridges

We have two disposable assay cartridges under development:

Spores and bacteria in aqueous-based solutions

Our GXPT-1 cartridge will be a general-purpose device optimized for rapidly extracting, concentrating and detecting spores and bacteria from aqueous-based samples. We have successfully demonstrated the usefulness of this cartridge for applications such as detecting infectious organisms in urine, bacteria from swabs and spores in environmental samples. For example, in 1999 we designed, built and tested a prototype instrument and cartridge system for the detection of chlamydia and gonorrhea in urine specimens. Based upon our own internal testing, we believe the sensitivity of this system was comparable to available FDA approved systems and could lead to a faster test for chlamydia and gonorrhea. More recently, our collaborators, including the U.S. government facilities, and we have demonstrated the utility of the pre-production prototype cartridge in the detection of anthrax spores from environmental samples. We anticipate this cartridge will also be used to detect bacteria in other medical specimens, in food materials, bacteria and spores in industrial products, and to replace bacterial cultures. We are optimizing this cartridge to improve speed and sensitivity when targets are present in low concentration in a large volume.

Genomic DNA in blood

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

Viral pathogens in swabs

We intend to design our GXPT-3 cartridge to accept nasal swab extracts or other respiratory secretions, capture the viral pathogens, lyse the viruses and perform real time PCR. We believe there will be widespread adoption of rapid respiratory virus testing, such as for flu and childhood viral pathogens, as new antiviral treatments become available.

Bacterial DNA in blood

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

Viral Pathogens (DNA and RNA) In Blood

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

Sample preparation
  New miniature components and materials for improved performance of nucleic acid purification;
  Large and small-scale microfluidic systems for automated fluid handling; and
  New processing methodologies and chemistries, including viral capture.

Amplification

  Enhanced performance and speed of reaction components and systems; and
  Alternative amplification chemistries.

Detection

  Distinguishing a larger number of fluorescent probes;
  Alternative detection technologies, including solid-state optical detection systems with applicability beyond current homogeneous methodologies;
  Alternative nucleic acid and other biomolecule detection techniques; and
  Further miniaturization of optical detection systems.
Reagents
  Creation of PCR assays for higher levels of multiplexing (targets detected/reaction)
  Creation of internal control methodologies for automatic assay verification in a single reaction tube
  Development of lyophilization processes, methods, and formulations for high stability, high performance PCR reagents compatible with Smart Cycler and GeneXpert platforms

SALES AND MARKETING

Our commercialization strategy is to sell our products principally through distribution partners across a wide range of markets, including life sciences research, clinical diagnostics, industrial testing and pharmacogenomics. We may market our products directly to key customers in the food and beverage, agriculture, veterinary and pharmaceutical industry and the U.S. government. For PCR based applications in food and beverage, agricultural and environmental applications, we are in discussions with Applied Biosystems for the appropriate reagent licenses. Additional licenses from Applied Biosystems may be required in order to market thermal cycling products for approved diagnostic applications.

Our distribution partners are continually looking for innovative new products. We plan to partner with them to gain access to their marketing resources and their proprietary reagents and assays. We will retain the rights to manufacture the key components and disposable products for our systems. We currently have eighteen employees engaged in marketing, sales and service activities. During 2001, we hired six direct sales representatives to focus primarily on sales to the food testing and biothreat detection marketplace. Additionally, we hired a product manager for our Smart Cycler product.

COLLABORATIONS

We have entered into collaborations with commercial entities and have received grants and research contracts from U.S. government agencies. We have entered into the following significant commercial collaborations:

Fisher Scientific Company L.L.C.

In May 2000, we launched our first product, the Smart Cycler system, into the U.S. life sciences research market through the Life Sciences group of Fisher Scientific Company L.L.C. ("Fisher"). Fisher has exclusive distribution rights to the U.S. life sciences research market and non-exclusive distribution rights to the life sciences research market in Canada. Fisher sells under the Cepheid label and trade dress. We established the end user list price for the system, accessories and disposable reaction tubes. This arrangement continues through May 31, 2004 and may be extended by mutual agreement.

Our agreement with Fisher is subject to Fisher's ongoing fulfillment of minimum purchase requirements. We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life sciences research market.

Takara Biomedical Co., Ltd. (Formerly Takara Shuzo Co., Ltd.)

In the fourth quarter of 2000, we launched the Smart Cycler system into the life science research markets in Japan, Taiwan and South Korea through Takara Biomedical Co., Ltd. ("Takara"). Takara has exclusive distribution rights in these countries under the three year agreement subject to Takara's ongoing fulfillment of minimum purchase requirements.

Eurogentec SA

In the first quarter of 2001, we launched the Smart Cycler system into the life science research markets in Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom through Eurogentec SA ("Eurogentec"). Eurogentec has non-exclusive distribution rights in these countries under the three year agreement.

We are in discussions with other companies to provide distribution in Europe. We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life sciences research market in Europe.

BiosynTech Sdn Bhd

In the second quarter of 2001, we launched the Smart Cycler system into the life science research markets in Malaysia and Singapore through BioSynTech Sdn Bhd. BioSynTech has exclusive distribution rights in these countries under the three year agreement subject to their fulfillment of minimum exclusive purchase requirements.

Innogenetics N.V.

In 1998, we entered into a Development and Supply Agreement with Innogenetics N.V., a Belgian biotechnology company. The focus of this collaboration is the development of products integrating our proprietary technologies for sample preparation, rapid amplification and detection and Innogenetics' proprietary methods for genetic testing and viral genotyping. Any resulting products will be sold on a worldwide basis by Innogenetics, through their direct sales organizations in Europe and through other distributor organizations.

Infectio Diagnostic, Inc

In February 2000, we formed Aridia Corp., a joint venture we own equally with Infectio Diagnostic Inc. (IDI), a Canadian diagnostic company. IDI is developing a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections, such as group B strep, antibiotic resistant bacteria, meningitis and sepsis. The first products from this venture, a line of assays adapted to our Smart Cycler system, will be directed primarily to hospital laboratories. Products incorporating our sample preparation cartridge technology will follow and will enable diagnostic procedures to be performed closer to the patient. These products will require FDA approval or clearance, or other applicable regulatory approval or clearance, which has not been obtained or sought. The joint venture has not been funded and no amounts were incurred by or recorded by the joint venture through December 31, 2001.

Environmental Technologies Group, Inc.

In August 2001, we entered into a patent and technology licensing and supply agreement with Environmental Technologies Group, Inc. (ETG), a subsidiary of London-based Smiths Aerospace. The focus of this collaboration is to develop biological-agent detection systems for military and other domestic preparedness applications. Under this agreement we will provide sub-systems and sub-assemblies to ETG for integration into, and manufacture of, fully automated bio-detection systems that will range from hand-held units to stationary monitoring systems for use in a variety of military and civilian settings. The agreement also provides for royalties to be paid by ETG to Cepheid based on the sales of the completed products to end-users with minimum royalty payments to be made for the life of this agreement. The agreement expires upon the expiration of the underlying patents licensed which ranges from twelve to fifteen years.

In November 2001, we entered into a patent sublicense agreement with ETG and granted them the worldwide non-exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, Cepheid will receive royalties on ETG system sales and retain rights to commercialize the handheld system for other DNA-testing applications, including environmental testing and veterinary diagnostics.

United States government

Fast DNA testing, available when and where it is needed, is of great interest to the U.S. government, primarily for biological warfare defense, but also for medical diagnostics, food testing, forensics and other applications. We have received grants and research contracts from the following U.S. government agencies that have contributed funding toward much of our fundamental technology development:

  Defense Advanced Research Projects Agency;
  United States Army Medical Research Institute of Infectious Diseases;
  Soldier Biological Chemical Command; and
  Lawrence Livermore National Laboratory.

In addition, all of the agencies above as well as the following U.S. government agencies have purchased Smart Cycler and Smart Cycler TDs and continue to collaborate with us on products and applications:

  Centers for Disease Control and Prevention
  United States Department of Agriculture
  Federal Bureau of Investigation; and
  Walter Reed Medical Center.

In December 2001 we delivered the first prototype of our GeneXpert to the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID). In December 2001, we delivered four field-ready DNA test kits for rapid detection of four bio-threat agents, including Bacillus anthracis, Yersina pestis, Francisella tularensis, and Clostridium botulinum to USAMRIID.

MANUFACTURING

Our manufacturing processes are designed to comply with ISO 9001 quality control procedures. We have not yet applied for ISO certification, but expect to do so in the middle of 2002. Our facilities and manufacturing processes are designed to comply with FDA's Quality Systems Requirements to enable us to market our systems in the future into the clinical diagnostics and industrial testing markets. We perform final assembly, calibration and test of our instruments. We produce our patented disposable reaction tubes on a custom, automated assembly line. This line can be expanded to deliver up to 20 million tubes per year. During 2002, we will design and build an automated assembly line for our GeneXpert cartridges. In January 2002, we delivered to the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) field-ready DNA test kits for rapid detection of four deadly bio-threat agents - Bacillus anthracis (anthrax), Yersinia pestis (plague), Fancisella tularensis (tularemia) and Clostridium botulinum (botulism). Manufactured using a proprietary "freeze-dry" process for improved stability and ease-of-use, the testing reagents are the first to be supplied directly by Cepheid for use on its DNA detection systems. In April 2002, we will move all our operations to new facilities in Sunnyvale, California. Our new manufacturing facility provides increased capacity for assembly, test and inventory of our products and is being constructed to fully comply with ISO and CGMP requirements.

COMPETITION

Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, Hoffmann La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. Hoffman LaRoche, Abbott, and GenProbe and large batch sequence detection systems; some with separate robotic batch DNA purification systems sell reagents to the clinical diagnostics market. Organon Teknika, Promega and Qiagen are competitors in the area of sample preparation, selling both sample preparation kits and robotic systems. Reagents are sold by Hoffman LaRoche, Abbott, GenProbe, Applied Biosystems, and Idaho Technologies.

We expect to encounter intense competition from a number of companies that offer various products for sample preparation, amplification and detection. We anticipate that our competitors will come primarily from the following two sectors:

  companies providing conventional products based on established technologies; and
  companies developing their own microfluidics technologies.

In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these conventional technologies and products.

We will also need to compete effectively with companies developing their own microfluidics technologies and products, such as ACLARA Biosciences, Caliper, and Nanogen. Other companies we are aware of that are involved in microfluidic research include Affymetrix, Motorola, 3M and Applied Biosystems. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend on our ability to establish and maintain a competitive position in these and future technologies. Rapid technological development may result in our products or technologies becoming obsolete. Products we offer could be made obsolete either by less expensive or more effective products based on similar or other technologies.

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

GOVERNMENT REGULATION

For our initial commercial market, the biomedical research market, we do not anticipate the need for FDA or other regulatory approval. We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products under development or diagnostic products we may develop and commercialize in the future will be subject to regulation in the United States and in other countries. In addition to clinical diagnostics markets, we also may pursue forensic, agricultural, environmental, laboratory and industrial applications for our products, which may be subject to different government regulation. Aspects of our manufacturing and marketing activities may also be subject to federal, state and local regulation by various governmental authorities.

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

We have an issued U.S. patent on our disposable reaction tube. We also have an issued patent broadly covering compositions and methods that ensure, within a single, closed reaction-tube, the integrity of all the chemical reagents used for PCR-based DNA detection. Eliminating the need for other chemicals in a second reaction tube, this simplified validation capability is crucial for making DNA testing broadly applicable to human diagnostics that require marketing clearance by the U.S. Food and Drug Administration.

We have an additional 32 pending U.S. patent applications and 14 pending international counterpart applications relating to our technologies. Our pending patent applications relate to our I-CORE module, reaction tubes, lysing technology, nucleic acid concentration chip and microfluidic devices, and methods and systems as applied to sample processing and automated DNA analysis.

Outside technologies required

We have obtained a thermal cycling license from Applied Biosystems for sale of the I-CORE module in the life sciences research, industrial testing and drug discovery and development markets. We are in discussions with Applied Biosystems regarding additional licenses that may be required in order to sell certain thermal cycling systems for approved clinical diagnostic applications.

In the area of human diagnostics for PCR-based applications, we rely on partners who have negotiated or are negotiating the appropriate licenses from Hoffmann La Roche for application to this field. For PCR based applications in food and beverage, agriculture and environmental applications, we are in discussions with Applied Biosystems for the appropriate reagent licenses. There are also numerous non-PCR amplification methods that can be adapted to our systems and we are pursuing collaborations with developers of these methods.

EMPLOYEES

As of December 31, 2001, we had 143 full-time employees of whom nine hold Ph.D. degrees and twenty-five hold other advanced degrees. Approximately 79 employees are engaged in research and product development, of which 61 are in engineering and 18 in biotechnology. None of our employees are represented by a labor union. We place a high value on our human capital and consider our employee relations to be good.

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
  Tony E. Godfrey, Ph.D., assistant professor of surgery and human genetics at the University of Pittsburgh Cancer Institute. Dr. Godfrey's research is focused on applications of DNA-based methods for cancer detection, including identification of micrometastic disease in lung and esophagus cancer patients, and other methods of early detection.
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

Management

Executive Officers and Directors

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Position
Thomas L. Gutshall	64	Chairman of the Board, Chief Executive Officer and Director
Kurt Petersen, PhD	54	President, Chief Operating Officer and Director
Catherine A. Smith	46	Vice-President, Finance and Chief Financial Officer
Gerald S. Casilli(1)	62	Director
Cristina H. Kepner(1)	55	Director
Robert J. Easton (1)	57	Director
Dean O. Morton(2)	70	Director
Hollings C. Renton(2)	55	Director

__________

(1) Member of the audit committee
(2) Member of the compensation and nominating committees

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

Kurt Petersen, Ph.D. Dr. Petersen is a co-founder and has served us as President and Chief Operating Officer since August 1996. From January 1996 through July 1996, Dr. Petersen worked as a private consultant. From 1985 to 1995, he served as Vice President, Technology for NovaSensor. While at NovaSensor, he was responsible for commercializing many innovative micromachined devices and fundamental fabrication processes. He holds over 20 patents and has authored over 80 technical papers and presentations. Dr. Petersen is a fellow of the IEEE and a member of the National Academy of Engineering. In 2001, he was awarded the Simon Ramo Medal by the IEEE.

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

Robert J. Easton. Mr. Easton joined us as a director in January 2002. Mr. Easton is a co-founder of Easton Associates LL and has served as their Chairman since May 2000. Prior to co-founding Easton Associates, Mr. Easton was a founder and Managing Director of the Wilkerson Group. In addition to his experience in management consulting, Mr. Easton has 12 years of managerial experience in a variety of positions in sales, marketing, planning, engineering, and operations with the industrial gas and medical products divisions of Union Carbide and Union Carbide Europe. He is currently on the boards of CollaGenex Pharmaceuticals and eXegenics, Inc. plus two private medical companies.

Dean O. Morton. Mr. Morton joined us as a director in July 1997. He was Executive Vice President, Chief Operating Officer and a director of Hewlett-Packard Company. He is currently a member of the board of directors of BEA Systems, Inc., The Clorox Company, Pharsight Corporation and KLA-Tencor Corporation. He is a trustee of the State Street Research group of mutual funds and a director of the Metropolitan Series Fund, Inc. and State Street Research Portfolios, Inc. He serves on the Board of Monterey Bay Aquarium Research Institute and the Board of Kaiser Foundation Health Plan and Hospitals. He is a trustee of the David and Lucile Packard Foundation and Chairman of The Center for Excellence in Non Profits.

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

BOARD COMPOSITION

We have nine authorized directors divided into three classes:

  Class I directors, whose term will expire at the annual meeting of shareholders to be held in 2003;
  Class II directors, whose term will expire at the annual meeting of shareholders to be held in 2004; and
  Class III directors, whose term will expire at the annual meeting of shareholders to be held in 2002.

The Class I directors are Mr. Morton and Dr. Petersen, the Class II directors are Mr. Casilli and Ms. Kepner and the Class III directors are Mr. Easton, Mr. Gutshall, and Mr. Renton. There are two vacancies on the board of directors. At each annual meeting of shareholders the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be increased only by resolution of the board of directors and a majority vote of our shareholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control or management of our company.

BOARD COMMITTEES

The audit committee of our board of directors was established in September 1998 and reviews, acts on and reports to the board of directors on various auditing and accounting matters, including the recommendation of our independent auditors, the scope of our annual audits, fees to be paid to our independent auditors, the performance of our independent auditors and our accounting practices. The members of our audit committee are Mr. Casilli, Mr. Easton, and Ms. Kepner, each of whom is an independent director.

The compensation committee of the board of directors was established in September 1998 and reviews and approves the salaries and stock options recommended by our Human Resources Department for our employees, consultants, directors and other individuals compensated by us. Mr. Morton and Mr. Renton, each of whom is an independent director, are currently the members of the compensation committee.

The nominating committee of the board of directors was established in November 2001 and creates the criteria and procedures for the nomination or re-nomination of person to serve as Directors. The Committee also has responsibility to accept recommendations for or initiate a search to identify, evaluate, and recommend to the Board candidates to fill vacancies on the Board. Mr. Morton and Mr. Renton, each of whom is an independent director, are currently the members of the nominating committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTCIPATION

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

We are dependent on the efforts of our distributors for the marketing and sale of Smart Cycler systems in the life sciences research market.

We commenced commercial sale of our first product, the Smart Cycler system, for the life sciences research market in the first half of 2000. Fisher Scientific Company L.L.C. is the distributor of our Smart Cycler system for the life sciences research market, exclusively in the United States and non-exclusively in Canada; Takara is the exclusive distributor in Japan, South Korea and Taiwan; Eurogentec SA is the non-exclusive distributor in Belgium, France, Germany, the Netherlands, Switzerland and the United Kingdom; and BioSynTech Sdn Bhd is the exclusive distributor in Malaysia and Singapore. With respect to Fisher Scientific, Eurogentec and BioSyn-Tech, we retain the ability to market, directly or through a collaborator, a private-label version of the Smart Cycler system to the life sciences research market, although we have not done so. We are substantially dependent on Fisher Scientific, Takara, Eurogentec and BioSynTech for the marketing and sales of the Smart Cycler system in the life sciences research market and we have limited ability to influence their efforts.

Relying on these or other distributors is risky to our future because:

  agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;
  our distributors may not devote sufficient resources to the sale of products;
  our distributors may be unsuccessful;
  our existing relationships with distributors may preclude us from entering into additional future arrangements; or
  we may not be able to negotiate future distributor agreements on acceptable terms.

We have limited experience in the direct sale of the Smart Cycler system in the food testing and biothreat testing markets.

We are utilizing a direct sales force to market our Smart Cycler system to the food testing and biothreat testing market. We have a small sales force and limited experience in the direct sale of our products to these markets. The biothreat testing market in particular is expanding in the aftermath of the events of September 11, 2001 and subsequent fears of the use of biological weapons. Failure to effectively promote and sell our Smart Cycler system in these markets could have a negative impact on their market acceptance. If our systems fail to penetrate these expanding markets, this could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

We expect to incur future operating losses and may not achieve or maintain profitability.

We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses at least through 2002, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and selling, general and administrative costs. We may never achieve profitability. For example, we experienced net losses of approximately $3.3 million in 1998, $7.9 million in 1999, $14.8 million in 2000, and $15.5 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $42.8 million.

If we cannot successfully commercialize our GeneXpert system, we may never achieve profitability.

Our GeneXpert system is still in the development stage. We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on successful commercialization of GeneXpert. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

  timely completion of the GeneXpert system for commercial sale;
  cost-effective commercial scale production of the GeneXpert system;
  the timing of market entry of our GeneXpert system relative to competitive products;
  our ability to convince our potential customers of the advantages and economic value of our GeneXpert systems over competing technologies and products;
  the extent and success of our marketing and sales efforts, including our ability to enter into successful collaborations with marketing partners; and
  publicity concerning our GeneXpert system or any similar products.

We have not established the accuracy, reliability or ease of operation of the GeneXpert system in commercial use. If the GeneXpert system does not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. If the GeneXpert system is not accepted in the marketplace, this could have a negative effect on our ability to sell subsequent systems.

The September 11, 2001 terrorist attacks have created increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks have created an increase in demand for biothreat detection systems, however, we are uncertain what the long-term impact will be on our Company's product sales. Additionally, it is uncertain what, if any, solutions will be adopted as a result of the terrorism and whether the Company will be a part of the ultimate solution. Additionally, should the Company's products be considered as a part of the solution for the detection of a bioterrorist attack, it is unclear what the level and how quickly funding may be made available. These factors may adversely impact the Company and create unpredictability in revenues and operating results.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty selling our products and services.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies. However, our collaborative partners may not be able to perform their obligations as expected or devote sufficient resources to the development, supply or marketing of potential products developed under these collaborations.

Currently, our significant collaborative partners include: Innogenetics N.V. for development of products integrating each partners' proprietary technologies, Infectio Diagnostics, Inc. in a joint venture to develop a line of assays adapted to our systems, and Environmental Technologies Group Inc. which will market and sell products utilizing our I-CORE and microfluidic sample preparation technology. Relying on these or other collaborative relationships is risky to our future success because:

  our collaborative partners may not devote sufficient resources to the success of our collaboration;
  our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
  our collaborations may be unsuccessful;
  our collaborative partners may develop technologies or components competitive with our product;
  some agreements with our collaborative partners may terminate prematurely due to disagreements or may result in litigation between the partners;
  our existing collaborations may preclude us from entering into additional future arrangements; or
  we may not be able to negotiate future collaborative arrangements on acceptable terms.

We may require licenses for certain thermal cycling applications in the field of clinical diagnostics and our business will suffer if we are unable to obtain any required licenses.

We have licensed patents from Applied Biosystems (formerly PE Biosystems) for thermal cycling limited to the fields of life sciences research, industrial testing, aspects of identity testing and forensics. This license will terminate upon expiration of the last to expire of the licensed patents. However, we will require an additional license from Applied Biosystems for thermal cycling in the clinical diagnostics field. We believe that the thermal cycling applications in this field are very important to our business and growth prospects. We may not be able to obtain this additional license on reasonable terms, or at all. Applied Biosystems competes with us in the sale of thermal cycling equipment. If we are unable to obtain this additional license, we may be unable to sell our products for thermal cycling in the field of clinical diagnostics. This would reduce the market for our products and reduce our future revenues. If we are unable to obtain this additional license, we may never become profitable.

We will require a license for certain reagents in order to produce a more complete solution, and our business will suffer if we are unable to obtain such licenses.

For certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems in order to offer a more complete solution for the detection and analysis of DNA. We require licenses for many reagents. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. We may not be able to obtain licenses for certain reagents on reasonable terms, or at all. Some of our competitors have rights to reagents. Our failure to obtain similar rights would limit our ability to offer a system including reagents, and will adversely affect our competitive position and our performance.

Many competitors and potential competitors may develop products and technologies that make our products obsolete.

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that these competitors will include:

  companies developing and marketing life sciences research products;
  health care companies that manufacture laboratory-based tests and analyzers;
  diagnostic and pharmaceutical companies; and
  companies developing drug discovery technologies.

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

We have limited experience in manufacturing the GeneXpert system and reagents and we may encounter manufacturing problems or delays that could result in lost revenue.

We intend to manufacture GeneXpert systems and reagents. We have not yet begun to manufacture our GeneXpert systems or reagents. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to produce our GeneXpert systems or reagents, or that we can scale-up manufacture and quality control in a timely manner or at commercially reasonable costs. If we are unable to manufacture GeneXpert systems or reagents consistently on a timely basis because of these or other factors, our product sales will be negatively affected.

Our manufacturing facilities, which produce the Smart Cycler system and will produce the GeneXpert system, cartridges and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to Quality System Regulations, or QSR, requirements of the FDA. If we fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements, then the manufacturing process could be suspended or terminated, which would impair our business.

We rely on single source suppliers for some of our product components that could impair our manufacturing ability.

We depend on long term delivery contracts with several single source suppliers that supply components used in the manufacture of our Smart Cycler and GeneXpert systems and disposable reaction tubes. If we need alternative sources for key component parts for any reason, such component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of such components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a key source supplier for the manufacture of our potential products may force us to curtail or cease operations.

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

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We plan to seek licenses, as we deem appropriate; however, it is possible that we may unintentionally infringe upon these patents or proprietary rights of third parties.

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

In addition, our failure or the failure of our collaborators to comply with regulatory requirements applicable to our products could result in significant sanctions, including:

  injunctions;
  recall or seizure of products;
  withdrawal of marketing clearances or approvals; and
  fines, civil penalties and criminal prosecutions.

Restrictions on reimbursement from third party payors of the cost to patients of our products may limit our ability to sell products in some markets.

Our ability to sell our products in the clinical diagnostics market will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

  government health administration authorities;
  private health coverage insurers;
  managed care organizations; and
  other organizations.

If appropriate reimbursement cannot be obtained, we could be prevented from successfully commercializing some of our potential products.

There are efforts by governmental and third party payors to contain or reduce the costs of health care through various means. Additionally, third-party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

If a catastrophe strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

Our manufacturing facilities are located in Sunnyvale, California. The facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by various types of disasters, including earthquakes, fires, floods and acts of terrorism. Earthquakes are of particular significance since the manufacturing facilities are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

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

ITEM 2. Properties

We occupy approximately 33,000 square feet of leased and sub-leased office and laboratory space in Sunnyvale, California as the base for our manufacturing, product support and research and development efforts pursuant to leases that expire in April 2002 and July 2003. In October 2001, we entered into a lease for an additional 76,000 square feet of office and laboratory space in Sunnyvale, California. We plan to occupy this facility in May 2002. Our space is expected to meet our currently anticipated facilities needs at least through 2007. If necessary, we believe we will be able to obtain additional facilities space on commercially reasonable terms.

ITEM 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings.

ITEM 4. Submission of Matters to a vote of Security Holders

No matters were submitted to a vote of security holders in the last quarter of 2001.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock has been traded on the Nasdaq National Market since our initial public offering on June 21, 2000 under the symbol CPHD. Prior to such time, there was no public market for our common stock. Through March 1, 2002, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

	High	Low
Second Quarter 2000 (from June 21, 2000) Third Quarter 2000 Fourth Quarter 2000 First Quarter 2001 Second Quarter 2001 Third Quarter 2001 Fourth Quarter 2001 First Quarter 2002 (through March 1, 2002)	$11.38 27.50 10.63 9.97 4.06 3.10 11.48 4.75	$6.13 8.00 5.72 2.97 2.70 1.48 2.40 2.23

On March 1, 2002 the last reported sale price of our common stock on the Nasdaq National Market was $2.70 per share. On March 1, 2002, there were 376 approximately holders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6. Selected Financial Data

The following tables contain selected consolidated financial data that were derived from our consolidated financial statements, which were audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future. The pro forma net loss per share and shares used in computing pro forma net loss per share are calculated as if all of our convertible preferred stock was converted into shares of common stock on the date of their issuance See Note 12 of Notes to Consolidated Financial Statements for information concerning the deemed dividend upon issuance of convertible preferred stock in the first quarter of 2000. Also included are tables containing unaudited selected consolidated quarterly financial data for 2001 and 2000.

                                                            Quarter Ended
                                              ------------------------------------------    Total
                                              03/31/01   06/30/01   09/30/01   12/31/01   Year 2001
                                              ---------  ---------  ---------  ---------  ---------
                                                         (in thousands, except per share data)
        Year Ended December 31, 2001
                (unaudited)
Total revenues.............................. $   3,348  $   2,042  $   2,791  $   3,173  $  11,354

Operating costs and expenses:
  Costs of product sales....................     1,940      1,303      1,394      1,693      6,330
  Research and development..................     3,701      3,607      3,783      3,912     15,003
  Selling, general and administrative.......     1,405      1,592      1,869      1,861      6,727
                                              ---------  ---------  ---------  ---------  ---------
Total costs and operating expenses..........     7,046      6,502      7,046      7,466     28,060
                                              ---------  ---------  ---------  ---------  ---------
Loss from operations........................    (3,698)    (4,460)    (4,255)    (4,293)   (16,706)
Net interest income.........................       513        352        229        101      1,195
                                              ---------  ---------  ---------  ---------  ---------
Net loss.................................... $  (3,185) $  (4,108) $  (4,026) $  (4,192) $ (15,511)
                                              =========  =========  =========  =========  =========

Basic and diluted net loss per share........ $   (0.12) $   (0.16) $   (0.15) $   (0.16) $   (0.60)
                                              =========  =========  =========  =========  =========
Shares used in computing basic and diluted
  net loss per share........................    25,680     25,846     26,054     26,173     25,939

                                                            Quarter Ended
                                              ------------------------------------------    Total
                                              03/31/00   06/30/00   09/30/00   12/31/00   Year 2000
                                              ---------  ---------  ---------  ---------  ---------
                                                         (in thousands, except per share data)
        Year Ended December 31, 2000
                (unaudited)
Total revenues.............................. $     916  $   1,189  $   2,323  $   2,634  $   7,062

Operating costs and expenses:
  Costs of product sales....................       131        683      1,410      1,627      3,851
  Research and development..................     3,467      4,060      4,085      3,443     15,055
  Selling, general and administrative.......       730      1,277      1,295      1,373      4,675
                                              ---------  ---------  ---------  ---------  ---------
Total costs and operating expenses..........     4,328      6,020      6,790      6,443     23,581
                                              ---------  ---------  ---------  ---------  ---------
Loss from operations........................    (3,412)    (4,831)    (4,467)    (3,809)   (16,519)
Net interest income.........................       159        222        679        640      1,700
                                              ---------  ---------  ---------  ---------  ---------
Net loss....................................    (3,253)    (4,609)    (3,788)    (3,169)   (14,819)
Deemed dividend upon issuance of convertible
  preferred stock...........................   (19,114)        --         --         --    (19,114)
                                              ---------  ---------  ---------  ---------  ---------
Net loss applicable to common shareholders.. $ (22,367) $  (4,609) $  (3,788) $  (3,169) $ (33,933)
                                              =========  =========  =========  =========  =========

Basic and diluted net loss per common share. $   (4.42) $   (0.60) $   (0.15) $   (0.13) $   (2.14)
                                              =========  =========  =========  =========  =========
Shares used in computing basic and diluted
  net loss per common share.................     5,065      7,701     25,035     25,352     15,859

QUARTERLY DATA:

                                                            Quarter Ended
                                              ------------------------------------------    Total
                                              03/31/01   06/30/01   09/30/01   12/31/01   Year 2001
                                              ---------  ---------  ---------  ---------  ---------
                                                         (in thousands, except per share data)
        Year Ended December 31, 2001
                (unaudited)
Total revenues.............................. $   3,348  $   2,042  $   2,791  $   3,173  $  11,354

Operating costs and expenses:
  Costs of product sales....................     1,940      1,303      1,394      1,693      6,330
  Research and development..................     3,701      3,607      3,783      3,912     15,003
  Selling, general and administrative.......     1,405      1,592      1,869      1,861      6,727
                                              ---------  ---------  ---------  ---------  ---------
Total costs and operating expenses..........     7,046      6,502      7,046      7,466     28,060
                                              ---------  ---------  ---------  ---------  ---------
Loss from operations........................    (3,698)    (4,460)    (4,255)    (4,293)   (16,706)
Net interest income.........................       513        352        229        101      1,195
                                              ---------  ---------  ---------  ---------  ---------
Net loss.................................... $  (3,185) $  (4,108) $  (4,026) $  (4,192) $ (15,511)
                                              =========  =========  =========  =========  =========

Basic and diluted net loss per share........ $   (0.12) $   (0.16) $   (0.15) $   (0.16) $   (0.60)
                                              =========  =========  =========  =========  =========
Shares used in computing basic and diluted
  net loss per share........................    25,680     25,846     26,054     26,173     25,939

                                                            Quarter Ended
                                              ------------------------------------------    Total
                                              03/31/00   06/30/00   09/30/00   12/31/00   Year 2000
                                              ---------  ---------  ---------  ---------  ---------
                                                         (in thousands, except per share data)
        Year Ended December 31, 2000
                (unaudited)
Total revenues.............................. $     916  $   1,189  $   2,323  $   2,634  $   7,062

Operating costs and expenses:
  Costs of product sales....................       131        683      1,410      1,627      3,851
  Research and development..................     3,467      4,060      4,085      3,443     15,055
  Selling, general and administrative.......       730      1,277      1,295      1,373      4,675
                                              ---------  ---------  ---------  ---------  ---------
Total costs and operating expenses..........     4,328      6,020      6,790      6,443     23,581
                                              ---------  ---------  ---------  ---------  ---------
Loss from operations........................    (3,412)    (4,831)    (4,467)    (3,809)   (16,519)
Net interest income.........................       159        222        679        640      1,700
                                              ---------  ---------  ---------  ---------  ---------
Net loss....................................    (3,253)    (4,609)    (3,788)    (3,169)   (14,819)
Deemed dividend upon issuance of convertible
  preferred stock...........................   (19,114)        --         --         --    (19,114)
                                              ---------  ---------  ---------  ---------  ---------
Net loss applicable to common shareholders.. $ (22,367) $  (4,609) $  (3,788) $  (3,169) $ (33,933)
                                              =========  =========  =========  =========  =========

Basic and diluted net loss per common share. $   (4.42) $   (0.60) $   (0.15) $   (0.13) $   (2.14)
                                              =========  =========  =========  =========  =========
Shares used in computing basic and diluted
  net loss per common share.................     5,065      7,701     25,035     25,352     15,859

ITEM 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Cepheid is commercializing its I-CORE microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA (or RNA) in complex biological samples for scientific, medical, and industrial applications. In 2000, we launched our first product, the Smart Cycler system, a system which performs quantitative DNA amplification and detection in a single, random access platform. Our initial distribution agreement for the life sciences research market in the United States was finalized with Fisher Scientific Company L.L.C. ("Fisher") in late 1999 and the Smart Cycler was launched through Fisher in the United States in May 2000.

During the third quarter of 2000, we selected Takara as our distributor to the life science research markets in Japan, South Korea and Taiwan. In December 2000 we selected Eurogentec SA ("Eurogentec") to distribute our Smart Cycler system in Europe, and Fisher as our distribution partner in Canada. In June 2001, we selected BioSynTech Sdn Bhd to distribute our Smart Cycler system in Malaysia and Singapore. Since launch, more than 570 Smart Cycler systems and approximately 1.5 million reaction tubes have been sold as of the end of 2001.

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

Significant accounting policies and management judgements

We consider certain accounting policies related to revenue recognition, the inventory reserve, and warranty accrual to be critical policies. Inherent in the Company's calculation of its inventory reserve and warranty accrual are certain estimates, assumptions and judgements including the amount of inventory obsolescence and warranty costs associated with products shipped. The Company maintains reserves for inventory obsolescence, and warranty costs that are reasonable and that are based on the Company's historical experience and current expectations for future performance of operations.

The Company recognizes revenue from product sales when goods are shipped, when there is a persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return of exist for product sales. Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of the date the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

The inventory reserve is established utilizing management's estimate of the potential future obsolescence of inventory. A substantial decrease in demand for the Company's product could lead to excess inventories and could require the Company to increase its reserve for inventory obsolescence. The warranty reserve was established utilizing management's estimate for the future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. A significant change in failure rates of the Company's Smart Cycler system could lead to increased warranty costs and could require the Company to increase its warrany reserve. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Revenues

Total revenues increased 61% to $11.4 million for the year ended December 31, 2001 from $7.1 million for the year ended December 31, 2000. Revenues in 2001 and 2000 include $8.7 and $4.4 million, respectively from the sale of Smart Cycler instruments and reaction tubes. A limited number of Smart Cycler prototypes were sold in 1999 and associated revenue was recognized in and through April 2000. We launched the Smart Cycler in the United States through our distributors Fisher Scientific in May 2000, in the Far East through Takara in the fourth quarter of 2000, in Europe through Eurogentec in the fourth quarter of 2000, and in Malaysia and Singapore though BioSynTech Sdn Bhd in the second quarter of 2001.

From launch through the end of December 2001, we had sold more than 570 Smart Cycler systems and over 1.5 million reaction tubes. Over three quarters of the sales were through distributors and the majority of sales were through Fisher. Fisher's business is focused primarily on the research market. Most of its sales have been to academic laboratories, but a portion has been to biotech and pharmaceutical companies. Our own direct sales efforts are focused on the government, including domestic preparedness and public health labs, plus potential collaborators and industrial customers, primarily food-related. Our largest customer category is academics/universities, which represented about 50% of sales in 2001. The next two largest categories are government and biotechnology/ pharmaceutical companies. They represented approximately 37% and 13%, respectively of sales in 2001.

During the year, the Company's addition of a direct sales force helped to improve direct sales specifically in the food testing and biothreat markets. Additionally, the terrorist attacks of September 11 increased focus on the potential of bioterrorist attacks. Increased funds have been allocated to various government agencies for military and homeland defense. The Company saw an increased demand for its Smart Cycler family of products in the third and fourth quarter of 2001. We believe that increase was due both to the addition of our direct sales force and the impact of the September 11 terrorist attacks. We expect product sales from our Smart Cycler family of products to increase in the future as we continue to increase the visibility of our products through advertising and promotional activities.

Grant and government sponsored research revenue increased 18% to $2.6 million for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000. The increase is primarily due an increased level of activity on the contracts as they were brought to completion during the year. Research and development contract revenue decreased by 98% to $7,000 from $0.4 million in 2000. The Company switched its focus from grant and government sponsored research to the expansion of its Smart Cycler sales efforts and the development of its GeneXpert product. During 2001, government research and development efforts focused on the completion of our existing contracts. As a result, essentially no new grant and government sponsored research or research and development contracts were obtained.

Cost of product sales

Cost of product sales increased 66% to $6.3 million for the year ended December 31, 2001 from $3.8 million for the year ended December 31, 2000. The increase is due to the 98% increase in product sales offset by increased economies of scale due to higher unit volumes. Cost of Product Sales is expected to trend higher in 2002 due to an expected increase in product sales but is expected to decrease as a percentage of product sales due to increased economies of scale.

Research and development expenses

Research and development expenses decreased 0.1% to $15.0 million for the year ended December 31, 2001 from $15.1 million for the year ended December 31, 2000. This decrease included a decrease of $2.5 million in non-cash charges related to the amortization of deferred stock-based compensation. The offsetting $2.4 million increase in research and development expenses is made up of a $2.3 million increase in salaries and personnel related costs, a $0.5 million increase in facility and related costs offset by a $0.2 million decrease in outside consulting and $0.2 million increase in expensed furniture and equipment. Development activities switched to GeneXpert in 2001 from Smart Cycler in 2000. Research and development expenses are expected to trend higher in 2002 due to costs associated with preparing the GeneXpert for commercialization in 2003. Following clinical trials and submission of data to the FDA, we anticipate commercial launch of the GeneXpert system in the diagnostics market late in 2003. We continue to explore opportunities to launch the GeneXpert in unregulated markets sooner. In December 2001, the Company shipped an early stage Prototype of its GeneXpert system to the US Army.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 43% to $6.7 million for the year ended December 31, 2001 from $4.7 million for the year ended December 31, 2000. This $2.0 million increase is attributable to a $1.1 million increase in salaries and related personnel costs, a $0.6 million increase in facilities and related costs, a $0.4 million increase in corporate legal and other professional fees, a $0.1 million increase in insurance, a $0.2 million increase in investor and public relations, and a $0.2 million increase in temporary help and consulting offset by a $0.6 million decrease in non-cash charges related to the amortization of deferred stock-based compensation. During 2002, the Company added a small direct sales force focused on distributor support as well as direct sales in the food testing and biothreat markets. Additionally, the Company increased its advertising and promotional activities for its Smart Cycler product line. These activities lead to a substantial year over year increase in selling, general, and administrative expenses. Selling, General and Administrative expenses are expected to trend higher in 2002 due to additional public relations and advertising efforts associated with the direct sale of its Smart Cycler family of products.

Interest income, net

Net interest income decreased to $1.2 million in 2001 from $1.7 million in 2000. The $0.5 million decrease was due primarily to decreased interest income resulting from a decrease in our cash and cash equivalents during 2001 as well as a decrease in interest rates and resulting investment yield during 2001 as compared to 2000.

Income taxes

We incurred net operating losses in 2001 and 2000, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $34.0 million. We also had federal research and development tax credit carryforwards of approximately $0.9 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2021, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2001 and 2000, we had deferred tax assets of approximately $16.3 million and $9.2 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $7.1 million during the year ended December 31, 2000. Deferred tax assets relate to net operating loss carryforwards, research credit carryforwards and capitalized research and development costs.

Net loss per common share

Basic and diluted net loss per common share for the year ended December 31, 2001 was $0.60, compared with $2.14 for the same period in 2000. The pro forma basic net loss per common share was $1.56 for 2000. Pro forma net loss per share is computed assuming the convertible preferred stock was converted to common stock at the time the preferred stock was issued. For the year 2000, the actual and pro forma basic net loss per common share include a one-time deemed dividend of $1.21 and $0.88, respectively, associated with a deemed dividend of $19.1 million relating to the beneficial conversion feature associated with the January through March 2000 private placements of preferred stock. (See Notes to Consolidated Financial Statements -- Note 12).

Comparison of Years Ended December 31, 2000 and 1999

Revenues

Total revenues increased 97% to $7.1 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. Revenues in 2000 include $4.4 million from the sale of Smart Cycler instruments and reaction tubes. A limited number of Smart Cycler prototypes were sold in 1999 and associated revenue was recognized in and through April 2000. We launched the Smart Cycler in the United States through distributors Fisher Scientific in May 2000 and in the Far East through Takara in the fourth quarter of 2000.

Through the end of December 2000, we had sold more than 200 Smart Cycler systems and over 340,000 reaction tubes. Three quarters of the sales were through distributors and the majority of sales were through Fisher. Fisher's business is focused primarily on the research market. Most of its sales have been to academic laboratories, but a portion has been to biotech and pharmaceutical companies. Our own direct sales efforts are focused on the government, including domestic preparedness and public health labs, plus potential collaborators and industrial customers, primarily food-related. Our largest customer category is academic/universities, which represented about 35% of sales in 2000. The next two largest categories are biotech/pharmaceutical companies and the United States government, each representing approximately 20% of sales in 2000.

Grant and government sponsored research revenue of $2.2 million in 2000 was about the same level as in 1999, while research and development contract revenue declined from $1.2 million in 1999 to $0.4 million in 2000.

Cost of product sales

Cost of product sales increased to $3.9 million in 2000 from $0.1 million in 1999, reflecting the corresponding increase in sales due to the commercial launch of our Smart Cycler product in May 2000.

Research and development expenses

Research and development expenses increased 47% to $15.1 million for the year 2000 from $10.3 million for the year 1999. This $4.8 million increase included an increase of $3.5 million in non-cash charges related to the amortization of deferred stock-based compensation consultant stock compensation. The remaining increase of $1.3 million was primarily attributable to a $1.2 million increase in salary and personnel related cost, a net $0.7 million increase in facility, equipment and depreciation, offset by a reduction of $0.6 million in prototype parts and other R&D supplies.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 262% to $4.7 million in 2000 from $1.3 million in 1999. This $3.4 million increase included an increase of $1.1 million in non-cash charges related to amortization of deferred stock-based compensation. The remaining $2.3 million increase was primarily attributable to a $0.8 million increase in salaries and personnel related costs, a $0.4 million increase in professional fees, a $0.3 million increase in recruiting fees and temporary employees, and a $0.8 million increase in investor and public relations, insurance, advertising, and other operating expenses. Most of these increases relate to the addition of customer support and technical service people along with other infrastructure to support the launch of the Smart Cycler system.

Interest income, net

Net interest income increased to $1.7 million in 2000 from $0.1 million in 1999. This $1.6 million increase was due primarily to increased interest income resulting from increases in cash and cash equivalents generated from our private equity financing in January through March 2000, our initial public offering on June 21, 2000 and the underwriters exercise of the overallotment option in July 2000.

Income taxes

We incurred net operating losses in 2000 and 1999, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $21.0 million. We also had federal research and development tax credit carryforwards of approximately $0.3 million. The net operating loss and credit carryforwards will expire at various dates beginning on 2011 through 2020, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share

Basic and diluted net loss per common share for the year ended December 31, 2000 was $2.14, compared with $1.90 for the same period in 1999. The pro forma basic net loss per common share was $1.56, compared with $0.71 for 1999. Pro Forma net loss per share is computed assuming the convertible preferred stock was converted to common stock at the time the preferred stock was issued. For the year 2000, the actual and pro forma basic net loss per common share include a one-time deemed dividend of $1.21 and $0.88, respectively, associated with a deemed dividend of $19.l million relating to the beneficial conversion feature associated with the January through March 2000 private placement of preferred stock.

Liquidity and Capital Resources

We have financed our operations from inception through an initial public offering of our common stock, which was completed on June 21, 2000, through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through December 31, 2001, we received net proceeds of $65.5 million from issuances of common and convertible preferred stock. In addition, through December 31, 2001, we had financed equipment purchases and leasehold improvements totaling approximately $4.1 million. As of December 31, 2001, we had $2.2 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 10.94 % and are due in monthly installments through September 2005. Under the terms of the equipment financing agreement a balloon payment is due at the end of the loan term. Our existing equipment financing line of credit expired on October 31, 2001.

As of December 31, 2001, we had $25.3 million in cash and cash equivalents, short-term investments, and restricted cash as compared to $39.7 million as of December 31, 2000. Net cash used for operating activities was $13.0 million, $11.8 million, and $7.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, this amount consisted of $15.5 million in net loss and $0.7 million of working capital changes for the period offset in part by $1.8 million related to stock based compensation and $1.4 of amortization and depreciation. For the year ended December 31, 2000, this amount consisted of $14.8 million in net loss and $2.7 million of working capital changes for the period offset in part by $4.9 million related to stock based compensation and $0.9 million of amortization and depreciation. In 1999, this consisted of the net loss for the period of $7.9 million offset in part by non-cash charges of $0.2 million related to stock- based compensation, $0.5 million of amortization and depreciation expense and working capital changes of $0.1 million.

Capital expenditures for property and equipment were $1.7 million, $1.7 million and $1.5 million in 2001, 2000 and 1999 respectively. Additionally, in 2001, we utilized $8.8 million for the purchase of marketable securities and $0.7 million for the purchase of a certificate of deposit to collateralize our irrevocable standby letter of credit obtained in connection with a facility lease agreement. Additionally, in 1999, we received $1.6 million in proceeds from the maturities of marketable securities and $0.3 million related to the expiration of a standby letter of credit, resulting in a total net cash provided by investing activities of $0.4 million.

We received $0.4 million, $51.7 million and $1.1 million in cash from financing activities for the years ended December 31, 2001, 2000 and 1999, respectively. The $0.4 million in 2001 was related to proceeds from equipment loans of $0.8 million, $0.5 million from the sale of common shares, offset by repayments of $1.0 million on our equipment loans. The $51.7 million in 2000 was related to our receipt of $51.0 million, net of issuance costs, from the issuance of convertible preferred and common stock, and proceeds from equipment loans of $1.2 million offset by repayments of $0.5 million. The $1.1 million in 1999 was attributed primarily to proceeds from equipment financing of $1.3 million, offset by repayments of $0.3 million.

Our contractual obligations for the next five years, and thereafter are as follows (in thousands):

                                  LESS
                                 THAN 1        1-3         4-5       AFTER 5
CONTRACTUAL OBLIGATIONS(1)        YEAR        YEARS       YEARS       YEARS        TOTAL
-----------------------------  ----------  -----------  ----------  ----------  ------------
Equipment loans.............. $    1,205  $     1,265  $       --  $       --  $      2,470
Operating leases.............      1,457        4,462       3,007       6,869        15,795
Research funding.............        109          166          --          --           275
Minimum royalty payments.....        250          750         500       2,250         3,750
                               ----------  -----------  ----------  ----------  ------------
  Total contractual cash
     obligations............. $    3,021  $     6,643  $    3,507  $    9,119  $     22,290
                               ==========  ===========  ==========  ==========  ============

We expect to have negative cash flow from operations through at least 2002. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We expect to average cash use of approximately $1.5 million per month in 2002. With a total unrestricted cash and short-term investment balance of $24.6 million at December 31, 2002, we believe that our existing capital will be sufficient to fund our operations through at least April 2003. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

.

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

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(c). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 31, 2002

CEPHEID

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

                                                            December 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $   15,905  $   39,698
  Short term investments...............................    8,775          --
  Restricted cash......................................      661          --
  Accounts receivable................................      2,020       2,407
  Inventory..........................................      3,568       1,772
  Prepaid expenses and other current assets..........        338         530
                                                       ----------  ----------
Total current assets.................................     31,267      44,407
Property and equipment, net..........................      3,175       2,892
Other assets.........................................         50          54
                                                       ----------  ----------
Total assets......................................... $   34,492  $   47,353
                                                       ==========  ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $      587  $      501
  Accrued compensation...............................        778         510
  Accrued other liabilities..........................      1,399       1,236
  Current portion of equipment financing.............      1,029         879
  Current portion of deferred rent...................         32          22
                                                       ----------  ----------
Total current liabilities............................      3,825       3,148

Equipment financing, less current portion............      1,167       1,504
Deferred rent, less current portion..................         22          54
Commitments
Shareholders' equity:
  Common stock, no par value;
    30,000,000 shares authorized, 26,646,338 and
    26,424,407 shares issued and outstanding at
    December 31, 2001 and 2000, respectively.........     65,459      64,944
  Additional paid-in capital.........................      7,694       8,310
  Note receivable from shareholder...................         --         (35)
  Deferred stock-based compensation..................       (833)     (3,238)
  Accumulated other comprehensive loss...............         (7)        (10)
  Accumulated deficit................................    (42,835)    (27,324)
                                                       ----------  ----------
Total shareholders' equity...........................     29,478      42,647
                                                       ----------  ----------
Total liabilities and shareholders' equity........... $   34,492  $   47,353
                                                       ==========  ==========

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                  Years Ended December 31,
                                              -------------------------------
                                                2001       2000       1999
                                              ---------  ---------  ---------
Revenues:
  Product sales............................. $   8,669  $   4,397  $     159
  License and royalty revenue.................     124         --         --
  Grant and government sponsored
    research revenue........................     2,554      2,249      2,249
  Research and development contract revenue.         7        416      1,187
                                              ---------  ---------  ---------
     Total revenues.........................    11,354      7,062      3,595
                                              ---------  ---------  ---------
Operating costs and expenses:
  Cost of product sales.....................     6,330      3,851         97
  Research and development (including
    charges for stock-based compensation
    of $1,246, $3,706 and $169 in 2001,
    2000 and 1999, respectively)............    15,003     15,055     10,261
  Selling, general and administrative
    (including charges for stock-based
    compensation of $543, $1,152 and $14
    in 2001, 2000 and 1999, respectively)...     6,727      4,675      1,298
                                              ---------  ---------  ---------
     Total costs and operating expenses.....    28,060     23,581     11,656
                                              ---------  ---------  ---------
Loss from operations........................   (16,706)   (16,519)    (8,061)
Interest income.............................     1,450      1,887        250
Interest expense............................      (255)      (187)      (108)
                                              ---------  ---------  ---------
Net loss....................................   (15,511)   (14,819)    (7,919)

Deemed dividend to Series C preferred
  shareholders..............................        --    (19,114)        --
                                              ---------  ---------  ---------
Net loss applicable to common shareholders.. $ (15,511) $ (33,933) $  (7,919)
                                              =========  =========  =========

Basic and diluted net loss
  per common share.......................... $   (0.60) $   (2.14) $   (1.90)
                                              =========  =========  =========
Shares used in computing basic and
  diluted net loss per common share.........    25,939     15,859      4,164

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                                                                                                                   Notes    Deferred   Accumulated
                                                                Convertible                                      Receivable  Stock-      Other
                                                              Preferred Stock       Common Stock      Additional   from       Based     Compre-                  Total
                                                            -------------------- -------------------   Paid-in    Share-     Compen-    hensive   Accumulated Shareholders'
                                                             Shares     Amount    Shares     Amount    Capital    holders    sation      Loss       Deficit     Equity
                                                            ---------  --------- ---------  --------  ---------  ---------  ---------  ---------  ----------  -----------
Balance at December 31, 1998...............................    6,947  $  13,566     6,765  $    298  $      --  $    (103) $      --  $      --  $   (4,586) $     9,175
Issuance of shares of common stock
    at $0.12 - $0.50 per share for
    cash under employee and consultant
    plans and to other investors at
    various dates, net of repurchases......................       --         --       106        53         --         --         --         --          --           53
Payment on note receivable from related party..............       --         --        --        --         --         34         --         --          --           34
Deferred stock-based compensation..........................                  --        --        --        736         --       (736)        --          --           --
Amortization of deferred stock-based compensation..........       --         --        --        --         --         --        184         --          --          184
Issuance of options to consultants
    to purchase common stock for services rendered.........       --         --        --        --         30         --         --         --          --           30
Net loss and comprehensive loss............................       --         --        --        --         --         --         --         --      (7,919)      (7,919)
                                                            ---------  --------- ---------  --------  ---------  ---------  ---------  ---------  ----------  -----------
Balance at December 31, 1999...............................    6,947     13,566     6,871       351        766        (69)      (552)        --     (12,505)       1,557
Issuance of shares of common stock
  at $0.12 -- $6.00 per share for
  cash under employee and
  consultant plans and to other
  investors at various dates, net
  of repurchases...........................................       --         --       406       549         --         --         --         --          --          549
Payment on note receivable from related party..............       --         --        --        --         --         34         --         --          --           34
Issuance of Series C convertible
  preferred stock to investors at
  $3.00 per share in January 2000
  for cash, net of issuance costs
  of $26...................................................    6,380     19,114        --        --         --         --         --         --          --       19,114
Issuance of common stock for
  initial public offering at $6.00
  per share less issuance costs of
  $3,495...................................................       --         --     5,750    31,005         --         --         --         --          --       31,005
Conversion of convertible preferred
  stock to common stock....................................  (13,327)   (32,680)   13,327    32,680         --         --         --         --          --           --
Deferred stock-based
  compensation.............................................       --         --        --        --      6,265         --     (6,265)        --          --           --
Amortization of deferred
  stock-based compensation.................................       --         --        --        --         --         --      3,579         --          --        3,579
Issuance of options to consultants
  to purchase common stock for
  services rendered........................................       --         --        --        --      1,279         --         --         --          --        1,279
Issuance of shares of common stock
  at $5.10 to employees for cash
  under employee stock purchase
  plan.....................................................       --         --        70       359         --         --         --         --          --          359
Comprehensive loss:
  Net loss.................................................       --         --        --        --         --         --         --         --     (14,819)     (14,819)
  Net unrealized loss on
    available-for-sale
    securities.............................................       --         --        --        --         --         --         --        (10)         --          (10)
                                                                                                                                                              -----------
        Total comprehensive loss...........................       --         --        --        --         --         --         --         --          --      (14,829)
                                                            ---------  --------- ---------  --------  ---------  ---------  ---------  ---------  ----------  -----------
Balance at December 31, 2000...............................       --         --    26,424    64,944      8,310        (35)    (3,238)       (10)    (27,324)      42,647
Payment on note receivable from
  related party............................................       --         --        --        --         --         35         --         --          --           35
Adjustment to deferred stock based compensation
  for terminated employees.................................       --         --        --        --       (625)        --        625         --          --           --
Issuance of shares of common stock for
  cash at $.05   - $4.125  per share under employee
  and director option plans at various dates...............       --         --        41        48         --         --         --         --          --           48
Repurchase of common shares for cash at
  $0.12 - $1.50  per share originally issued under
  employee option plans at various dates...................       --         --       (60)      (49)        --         --         --         --          --          (49)
Repurchase of common shares for cash at $.005 per
  share originally issued
  to founders of the Company at various dates...............      --         --      (109)       (1)        --         --         --         --          --           (1)
Exercise of warrants in exchange
  for issuance of common shares............................       --         --       147        --         --         --         --         --          --           --
Amortization of deferred
  stock-based compensation.................................       --         --        --        --         --         --      1,780         --          --        1,780
Amortization of deferred stock based compensation
  related to options issued to consultants to purchase
  common stock for services rendered.......................       --         --        --        --          9         --         --         --          --            9
Issuance of shares of common stock
  at $2.56 to employees for cash
  under employee stock purchase
  plan.....................................................       --         --       203       517         --         --         --         --          --          517
Comprehensive loss:
  Net loss.................................................       --         --        --        --         --         --         --         --     (15,511)     (15,511)
  Net unrealized gain on
    available-for-sale
    securities.............................................       --         --        --        --         --         --         --          3          --            3
                                                                                                                                                              -----------
        Total comprehensive loss...........................       --         --        --        --         --         --         --         --          --      (15,508)
                                                            ---------  --------- ---------  --------  ---------  ---------  ---------  ---------  ----------  -----------
Balance at December 31, 2001...............................       --  $      --    26,646  $ 65,459  $   7,694  $      --  $    (833) $      (7) $  (42,835) $    29,478
                                                            =========  ========= =========  ========  =========  =========  =========  =========  ==========  ===========

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)

                                                                Year Ended December 31,
                                                           -------------------------------
                                                             2001       2000       1999
                                                           ---------  ---------  ---------
OPERATING ACTIVITIES:
Net loss................................................. $ (15,511) $ (14,819) $  (7,919)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization...........................     1,397        880        498
 Amortization of deferred stock-based compensation.......     1,780      3,579        184
 Stock-based compensation related to
   consulting services rendered..........................         9      1,279         30
 Deferred rent...........................................       (22)       (12)        13
 Changes in operating assets and liabilities:
   Accounts receivable...................................       387     (1,841)       198
   Inventory.............................................    (1,796)    (1,486)      (285)
   Prepaid expenses and other assets.....................       196       (121)      (261)
   Accounts payable and other current liabilities........       252        534        346
   Accrued compensation..................................       268        164        106
                                                           ---------  ---------  ---------
Net cash used in operating activities....................   (13,040)   (11,843)    (7,090)
                                                           ---------  ---------  ---------
INVESTING ACTIVITIES:
Capital expenditures.....................................    (1,682)    (1,694)    (1,476)
Proceeds from maturities of marketable securities........                   --      1,597
Purchase of marketable securities........................    (8,775)        --         --
Restricted cash..........................................      (661)        --        300
                                                           ---------  ---------  ---------
Net cash (used in) provided by investing activities......   (11,118)    (1,694)       421
                                                           ---------  ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sales of preferred shares..........        --     19,114         --
Net proceeds from the sales of common shares.............       517     31,913         53
Repayment on note receivable from shareholder............        35         34         34
Proceeds from loan arrangements..........................       816      1,178      1,266
Principle payments under loan arrangements...............    (1,003)      (497)      (270)
                                                           ---------  ---------  ---------
Net cash provided by financing activities................       365     51,742      1,083
                                                           ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   (23,793)    38,205     (5,586)
Cash and cash equivalents at beginning of year...........    39,698      1,493      7,079
                                                           ---------  ---------  ---------
Cash and cash equivalents at end of year................. $  15,905  $  39,698  $   1,493
                                                           =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest.................................. $     255  $     108  $     108
                                                           =========  =========  =========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Conversion of accounts payable to
   convertible preferred stock........................... $      --  $      30  $      --
                                                           =========  =========  =========
 Deferred stock-based compensation related
   to certain stock options.............................. $      --  $   6,265  $     736
                                                           =========  =========  =========

Conversion of preferred stock to common stock
  upon initial public offering........................... $      --  $  32,680  $      --
                                                           =========  =========  =========

See accompanying notes.

CEPHEID
December 31, 2001
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. Cepheid is commercializing its I-CORE microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA (or RNA) in complex biological samples for scientific, medical, and industrial applications. Through March 31, 2000, we were considered to be in the development stage. During May 2000, we launched our first product, the Smart Cycler, through a distributor in the United States and recognized revenue from product sales.

Principles of Consolidation

The consolidated financial statements of Cepheid include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exist for product sales. Through December 31, 2001, the Company's product sales were made primarily through its distributors.

Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of the date the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

Significant Concentrations

We distribute our products through our direct sales force and third-party distributors. Product revenue from three of our distributors, each representing 10% or more of total revenue, was 39% and 52% for Fisher Scientific Company L.L.C., 25% and 17% for Takara, and 10% and 0% for Eurogentec SA for the years ended December 31, 2001 and 2000, respectively.

The Company relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the company to concentrations of credit risk primarily consist of cash equivalents and marketable securities.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable accounts payable and short-term debt approximated fair value as of December 31, 2001 and 2000, because of the relatively short maturity of these instruments.

Warranty Accrual

We warrant our products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. As of December 31, 2001 and 2000, the accrued warranty liability was approximately $0.3 million.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At December 31, 2001 and 2000, the Company had $15.9 million and $39.7 million, respectively, in cash and cash equivalents.

Short Term Investments

Short-term investments consist of commercial paper with original maturities of greater than 90 days and less than one year. At December 31, 2001, the Company had $8.8 million of short-term investments. We classify our marketable securities as available-for-sale and record our investments at fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices with unrealized gains and losses recorded as a separate component of the shareholders' equity. Such unrealized gains and losses were not significant at December 31, 2001 and 2000. The cost of securities sold is based on the specific identification method.

Restricted Cash

Restricted cash consists of a certificate of deposit with a maturity greater than 90 day. This certificate of deposit is collateral for an irrevocable standby letter of credit obtained in connection with a facility lease. At December 31, 2001, the Company had $0.6 million of restricted cash.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out ("FIFO") method.

The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management's estimate of the potential future obsolescence of inventory. At December 31, 2001 and 2001, the reserve for inventory obsolescence was $0.4 million and $0.5 million, respectively.

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

Software Costs

In March 1998, the ACIPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that the entities capitalize certain costs related to internal use software once certain criteria have been met. The Company adopted the provisions of SOP 98-1 on January 1, 1999. From inception through December 31, 2001, the Company has capitalized approximately $0.6 million relating to the purchase and installation of enterprise resource planning, accounting, cadcam and documentation systems for internal use. The assets are depreciated using the straight-line method over a useful life, which is expected to be five years.

Impairment Of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2001, there have been no such losses.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options granted to employees and directors using the intrinsic value method and; accordingly, does not recognize compensation expense for stock options granted to employees with exercise prices equal to the fair value of the underlying common shares. Options granted to non-employees have been accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," and may be periodically re-measured with the resulting value charged to expense over the period of the related services being rendered (see Note 12).

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Cepheid's other comprehensive loss consists of unrealized gains and losses on available-for-sale securities. Total comprehensive loss and the components of accumulated other comprehensive loss are presented in the accompanying Consolidated Statements of Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets.

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

Net Loss Per Common Share

Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company's right of repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive. The computation of pro forma basic and diluted net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance (see Note 12).

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data)

                                                  Years Ended December 31,
                                              -------------------------------
                                                2001       2000       1999
                                              ---------  ---------  ---------
Net loss applicable to common shareholders.. $ (15,511) $ (33,933) $  (7,919)
                                              =========  =========  =========
Basic and diluted:
  Weighted-average shares of
    common stock outstanding................    26,450     17,310      6,835
  Less: weighted-average
    shares subject to repurchase............      (511)    (1,451)    (2,671)
                                              ---------- ---------------------
  Shares used in computing basic
    and diluted net loss per share..........    25,939     15,859      4,164
                                              ========== ========== ==========

Basic and diluted net loss per common share. $   (0.60) $   (2.14) $   (1.90)
                                              ========== ========== ==========
Pro forma basic and diluted:
  Shares used above.........................               15,859      4,164
  Pro forma adjustment to reflect
    weighted-average effect of assumed
    conversion of preferred stock...........                5,897      6,947
                                                         ---------- ----------
  Shares used in computing pro forma
    basic and diluted net loss per share....               21,756     11,111
                                                         ========== ==========
Pro forma basic and diluted net loss
    per share...............................            $   (1.56) $   (0.71)
                                                         ========== ==========

During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands, except per share data) :

                                                  Years Ended December 31,
                                              -------------------------------
                                                2001       2000       1999
                                              ---------  ---------  ---------
Convertible preferred stock.................        --         --      6,947
Outstanding options.........................     2,239        803        289
Warrants....................................        42        275        320
                                              ---------  ---------  ---------
         Total..............................     2,281      1,078      7,556
                                              =========  =========  =========
Weighted average exercise price of options.. $    4.12  $    5.85  $    0.39
                                              =========  =========  =========

Weighted average exercise price of warrants. $    2.58  $    2.58  $    2.49
                                              =========  =========  =========

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amended Statements No. 137 and 138 were adopted in fiscal 2001. The adoption did not have a significant effect on the results of operations or financial position of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of this standard did not have a material impact on its financial position or results of operations.

In June 2001, The FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

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

In consideration for this technology, the Company paid LLNL an issue fee of $0.2 million in 1997, which is included in research and development expense in that year. Upon commercialization of any product containing the licensed technology, including the Smart Cycler system, the Company is required to pay royalties to LLNL based on net sales.

Applied Biosystems

In April 2000, the Company entered into a non-exclusive license agreement with Applied Biosystems (formerly PE Biosystems) for the use of a thermal cycling technology in specific fields. The license requires the Company to pay royalties on a percentage of product sales.

The Company had accrued royalties totaling $0.3 million and $0.2 million relating to the LLNL and Applied Biosytem agreements as of December 31, 2001 and 2000, respectively.

3. Grant and other Government Sponsored Research Agreements

Soldier Biological Chemical Command

In September 1996, the Company entered into a research and development contract with the Soldier Biological Chemical Command ("SBC-COM"), formerly the Edgewood Research, Development and Engineering Center ("ERDEC"), a department of the U.S. government. The agreement provided for research and development funding as well as certain milestone payments to the Company upon the occurrence of specific events as defined in the agreement. The agreement and its related service agreement terminated in February 2000.

Total revenue of $54,328 (2% of total grant and government-sponsored research revenue) was recognized for the year ended December 31, 1999 related to these contracts. No revenue was recognized in 2000.

In April 2000, the Company entered into a $1.8 million "best-efforts" contract with SBC-COM to develop and build a completely automated and portable biological agent detection system that would provide for real time analysis of potentially contaminated samples collected from the environment such as air. The agreement provided for research and development funding to the Company. Revenue recognized under this agreement was $0.7 million (27% of total Grant and government sponsored research revenue) and $0.8 million (37% of total Grant and government sponsored research revenue) for the years ended December 31, 2001 and 2000, respectively.

U.S. Department of the Army

In November 1997, the Company entered into an agreement with the U.S. Army to conduct research and development services relating to the design and development of a specified device. The agreement was modified in May and August of 1998 and modified again in May and December of 2000. The agreement provided for research and development cost-plus-fixed-fee funding and is performed on a "best-efforts" basis. The aggregate funding for the agreement, including all modifications, totaled $1.9 million. The contract termination date had been extended to August 2001 and included additional funding. No additional funding was received for this contract after August 2001. Revenue recognized under this research agreement was $0.4 million (17% of total grant and government-sponsored research revenue), $0.2 million (10% of total grant and government-sponsored research revenue), and $1.0 million (43% of total grant and government sponsored research revenue) for the years ended December 31, 2001, 2000 and 1999, respectively.

Grant from the Defense Advanced Research Projects Agency

In May 1998, the Company received a three-year grant of approximately $4.1 million from the Defense Advanced Research Projects Agency ("DARPA") to perform research and development on the design and development of a specific device. Over the three year period, approximately $1.0 million of this amount directly funded work being performed by the United States Military Institute for Infectious Disease ("USAMRIID"), a subcontractor to the Company under the grant. The associated revenue and expense related to these subcontractors appear in the Company's statement of operations. During 2001, the grant was extended to December 31, 2001 with no additional funding granted. The three-year grant is subject to annual funding approval. For the first, second and third years of the program, $1.1 million, $1.6 million, and $1.4 million, respectively, have been awarded. Such amounts exclude funding for the USAMRIID subcontract. Costs associated with the research and development activities under this grant for the years ended December 31, 2001, 2000 and 1999, approximate the revenue recognized of $1.3 million (51% of total grant and government-sponsored research revenue), $1.0 million (44% of total grant and government-sponsored research revenue), and $1.0 million (43% of total grant and government sponsored research revenue), respectively.

4. Research and Development Arrangement

In November 1998, the Company entered into a joint research and development collaboration and supply agreement with Innogenetics NV, which provides funding for best efforts research and development activities to be performed by the Company. The contract does not have a specified term; however, termination may occur upon mutual consent of the parties or by contract breach. Funding under this arrangement was $1.1 million, and revenue recognized under this research arrangement was $0.4 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively. There was no revenue recognized under this agreement during 2001.

In November 1998, in conjunction with the agreement, Innogenetics purchased 750,000 shares of Series C preferred stock at $3.00 per share. Such shares were converted into an equivalent number of shares of common stock upon completion of the Company's initial public offering in June 2000.

5. Distribution Agreements

In January 2000, the Company entered into a co-exclusive, multi-year agreement with Fisher Scientific Company L.L.C. ("Fisher") to market the Cepheid Smart Cycler system in the United States. Under the terms of the agreement, the Company granted to Fisher the co-exclusive right to distribute the Company's thermal cyclers, accessories and reaction tubes in the United States into the life sciences research market. The agreement continues through May 31, 2004 and may be extended by mutual agreement. Our agreement with Fisher is subject to Fisher's ongoing fulfillment of minimum purchase requirements. We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life science research market.

In July 2000, the Company entered into an exclusive, multi-year agreement with Takara to market the Cepheid Smart Cycler system in Japan, South Korea and Taiwan and to distribute the Company's thermal cyclers, accessories and reaction tubes in the life sciences research market of those countries. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive twelve-month periods unless either party gives written notice of non-renewal. The Company may also terminate the exclusivity of the distribution rights if Takara fails to achieve certain sales targets.

In the fourth quarter of 2000, we launched the Smart Cycler system into the life science research markets in Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom through Eurogentec SA ("Eurogentec"). Eurogentec has non-exclusive distribution rights in these countries under the three-year agreement.

We are in discussions with other companies to provide distribution in Europe. We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life sciences research market in Europe.

In December 2000, the Company entered into an exclusive, multi-year agreement with Fisher Scientific Company L.L.C. ("Fisher") for Fisher Scientific Canada ("Fisher Canada") to market the Cepheid Smart Cycler system in Canada and to distribute the Company's thermal cyclers, accessories and reaction tubes in Canada's life science research market. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive 90-day periods unless either party gives written notice of non-renewal. The Company terminated the exclusivity of the distribution rights of Fisher Canada for failure to achieve certain sales targets.

In April 2001, the Company entered into an exclusive, multi-year agreement with BioSynTech Sdn Bhd to market the Cepheid Smart Cycler system in Malaysia and Singapore and to distribute the Company's thermal cyclers, accessories and reaction tubes in the life sciences research market of these countries.

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

7. Patent and Technology License and Supply Agreement

ENVIRONMENTAL TECHNOLOGIES GROUP, INC

In August 2001, the Company entered into a patent and technology licensing and supply agreement with Environmental Technologies Group, Inc. (ETG), a part of London-based Smiths Aerospace. The focus of this collaboration is to develop biological-agent detection systems for military and other domestic preparedness applications. Under this agreement, the Company will provide sub-systems and sub-assemblies to ETG for integration into, and manufacture of, fully automated bio-detection systems that will range from hand-held units to stationary monitoring systems for use in a variety of military and civilian settings. In connection with this agreement, the Company received a $0.3 million non-refundable license fee payment for rights granted to ETG for certain PCR related technology components. This fee is being recognized over a one-year period to match development obligations of the Company to ETG during this period. Approximately $0.1 million was recognized as revenue in 2001. The agreement also provides for royalties to be paid by ETG to Cepheid based on sales of the completed products to end-users with minimum royalty payments to be made for the life of this agreement. The agreement expires upon the expiration of the underlying patents licensed which ranges from twelve to fifteen years from the date of this agreement.

In November 2001, we entered into a patent sublicense agreement with ETG and granted them the worldwide non-exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, Cepheid will receive royalties on ETG system sales and retain rights to commercialize the handheld system for other DNA-testing applications, including environmental testing and veterinary diagnostics.

8. Inventory

The components of inventories are as follows (in thousands):

                                                     December 31,
                                                 ---------------------
                                                    2001       2000
                                                 ----------  ---------
Raw materials.................................. $    1,877  $     989
Work in process................................      1,387        271
Finished goods.................................        304        512
                                                 ----------  ---------
                                                $    3,568  $   1,772
                                                 ==========  =========

9. Property and Equipment

Property and equipment consists of the following (in thousands):

                                                     December 31,
                                                 ---------------------
                                                    2001       2000
                                                 ----------  ---------
Scientific equipment........................... $    3,277  $   1,977
Office furniture, computers and equipment......      2,218      1,888
Leasehold improvements.........................        694        654
                                                 ----------  ---------
                                                     6,189      4,519
Less accumulated depreciation and amortization.     (3,014)    (1,627)
                                                 ----------  ---------
                                                $    3,175  $   2,892
                                                 ==========  =========

10. Equipment Financing

In July 1997, the Company entered into an initial equipment financing agreement with a financing company for up to $1.0 million. In March 1999, the equipment line was increased to $2.5 million, which the Company could draw upon through December 31, 1999. In October 2000, the Company entered into a new equipment financing agreement with the same financing company for an additional $2.0 million upon which the Company could draw through October 31, 2001. As of December 31, 2001 and 2000, the Company had financed and $4.1 million and $3.3 million respectively, in equipment purchases under these agreements. The equipment loans are to be repaid over 42 to 48 months at interest rates ranging from 8.15% to 12.91% and are secured by the related equipment.

In November 1999, $0.3 million of the financed amount was deposited with the financing company in accordance with a negative covenant pledge agreement which stipulated that such a payment is required if the Company failed to meet certain on-hand cash requirements during the life of the agreement. The deposit was refunded to the Company in March 2000 upon meeting those requirements.

In conjunction with the original agreement, the Company issued the financing company a warrant to purchase 32,000 shares of the Company's Series A Preferred Stock at $1.75 per share (see Note 12). The warrant is exercisable immediately. In conjunction with a March 1999 amendment to the agreement, the Company issued the financing company a warrant to purchase 13,600 shares of the Company's common stock at an exercise price of $2.35 per share. The warrant is exercisable immediately. The value of all warrants issued to the financing company, determined using a Black-Scholes valuation model, was immaterial for accounting purposes; therefore, no value was recorded related to these warrants.

Future minimum principal payments under the equipment financing arrangement at December 31, 2001 are as follows (in thousands):

            Year Ending December 31,
-----------------------------------------------
    2002....................................... $    1,205
    2003.......................................        817
    2004.......................................        384
    2005.......................................         64
                                                 ----------
         Total minimum payments................      2,470
    Amount representing interest...............       (274)
                                                 ----------
    Present value of future payments...........      2,196
    Current portion of equipment financing.....     (1,029)
                                                 ----------
    Non-current portion of equipment financing. $    1,167
                                                 ==========

11. Facility Leases

The Company leases its facilities under three separate operating leases. The first lease expires July 31, 2003 with a renewal option at the end of the initial term of the lease. Lease payments under this operating lease are subject to future increases based on the Consumer Price Index. In connection with the facility lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.3 million to secure its building lease. This requirement was terminated in March 1999. The term of the second lease is two years, expiring on April 30, 2002, with a 2.7% rent increase, which began on May 1, 2001. In October 2001, the Company entered into a ten-year lease agreement. The lease commencement date is March 18, 2001. The agreement provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.7 million, collateralized by a certificate of deposit. This certificate of deposit has been classified as restricted cash in the balance sheet as of December 31, 2001.

Minimum annual rental commitments under the operating leases at December 31, 2001 are as follows (in thousands):

            Year Ending December 31,
-----------------------------------------------
    2002....................................... $    1,457
    2003.......................................      1,633
    2004.......................................      1,396
    2005.......................................      1,433
    2006.........................................    1,481
    Thereafter...................................    8,395
                                                 ----------
         Total minimum payments................ $   15,795
                                                 ==========

Rent expense for years ended December 31, 2001, 2000 and 1999 was $0.7 million, $0.6 million, and $0.4 million, respectively.

12. Shareholders' Equity

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

Initial Public Offering

On June 21, 2000, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $6.00 per share. The offering resulted in net proceeds of approximately $26.8 million. At the close of the offering, all issued and outstanding shares of the Company's preferred stock were converted into 13,326,636 shares of common stock. In July 2000, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 750,000 shares of the Company's common stock, generating additional net proceeds of approximately $4.2 million.

Convertible Preferred Stock

Immediately prior to the completion of the Company's initial public offering, all outstanding shares of convertible preferred stock converted into an aggregate of 13,326,636 shares of common stock. The following table describes information with respect to the series of convertible preferred stock prior to the initial public offering:

                                                              Issuance
                                                                Price
                                                                 per
                                                   Shares       Share
                                                 -----------  ---------

Series A.......................................   2,530,000  $    1.25
Series B.......................................   3,666,658       2.25
Series C.......................................     750,000       3.00
                                                 -----------
Balance, December 31, 1999.....................   6,946,658       3.00
Series C.......................................   6,379,978
                                                 -----------
                                                 13,326,636
                                                 ===========

Series A, B and C convertible preferred shareholders were entitled to noncumulative annual dividends, when and if declared by the board of directors, of $0.08, $0.14 and $0.18 per share, respectively, payable in preference to common stock dividends. No dividends had been declared or paid by the Company. Each share of convertible preferred stock voted equally with shares of common stock on an "if-converted" basis.

Founders and Directors' Shares

From August 1996 to August 1997, the Company issued 5,876,000 shares of common stock to founders and directors of the Company. Generally, these common shares are subject to the Company's lapsing right of repurchase. This right lapses ratably over a period of 48 months from the date of purchase. There were 150,000 and 412,000 shares subject to repurchase by the Company as of December 31, 2001 and 2000, respectively.

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

In connection with the Series B Preferred Stock offering in 1998, the Company issued warrants to purchase 274,797 shares of common stock at an exercise price of $2.58 per share to the private placement agent for the Series B Preferred Stock financing. The warrants expire on April 30, 2003. The warrants were exercisable immediately as of the issue date of April 22, 1998. Because these warrants were considered equity issuance costs at the time of issuance, no value was recorded since the net impact on shareholders' equity would have been zero. 233,248 of these warrants were exercised during 2001 in exchange for 147,000 shares of common stock and are included in common stock issued as of December 31, 2001.

Stock Option Plan

On April 16, 1997, the Board of Directors approved a Stock Option Plan (the "Plan") and initially reserved 2,000,000 shares for issuance thereunder. In January 2000, the Board of Directors and the shareholders approved an amendment to reserve an additional 800,000 shares for issuance under the Plan. In June 2001, the shareholders approved an amendment to reserve an additional 1,875,000 shares for issuance under the Plan. As of December 31, 2001, 2,023,502 shares remain available for future grant. Under the Plan, as amended, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants. Options are granted at an exercise price of not less than the fair market value per share of the common stock on the date of grant and expire not later than ten years from the date of grant. The options may be exercised immediately upon grant, however, the shares issuable upon exercise of the options are subject to a lapsing right of repurchase by the Company. Options under the Plan generally vest 25% one year after the date of grant and then on a pro rata basis over the following 36 months. An aggregate of 185,144 and 476,073 shares are subject to repurchase at an aggregate repurchase price of $0.2 million and $0.4 million as of December 31, 2001 and 2000, respectively. Such repurchase rights will lapse at a minimum rate of 25% per annum and over a period of time not to exceed four years from the date the option was granted. The Plan also provides for annual increases in the number of shares available for issuance under the Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board (see Note 14). In January 2002, an additional 800,353 shares were reserved for issuance under this provision.

Pro forma net loss and net loss per share information has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions: risk-free interest rates of 5%, 6.0% and 6.0% for grants in fiscal 2001, 2000 and 1999, respectively; a weighted-average expected life of five years; and a dividend yield of zero. The weighted-average fair value of options granted during 2001, 2000, and 1999 was $4.06, $4.22 and $2.99, respectively. The expected volatility of the Company's common stock used in the pricing model was 1.6for 2001.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows (in thousands except per share data):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Net loss attributable to common shareholders:
  As reported................................ $ (15,511) $ (33,933) $  (7,919)
  Pro forma.................................. $ (16,556) $ (34,071) $  (7,939)
Basic and diluted net loss per share:
  As reported................................ $   (0.60) $   (2.14) $   (1.90)
  Pro forma.................................. $   (0.64) $   (2.15) $   (1.91)

The fair value option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

A summary of option activity is as follows:

                                                Shares
                                               Available                   Weighted
                                                  for        Number        Average
                                                Future         of          Exercise
                                                 Grant       Shares         Price
                                              -----------  -----------  --------------
Balance, December 31, 1998..................     911,190      199,880  $         0.18
  Granted below fair value..................    (266,950)     266,950  $         0.50
  Exercised.................................          --     (122,470) $         0.45
  Forfeited.................................      55,000      (55,000) $         0.35
  Repurchased...............................      12,223           --  $         0.35
                                              -----------  -----------
Balance, December 31, 1999..................     711,463      289,360  $         0.39
  Authorized................................   1,000,000           --              --
  Granted below fair value..................  (1,065,050)   1,065,050  $         5.02
  Exercised.................................          --     (500,415) $         1.16
  Forfeited.................................      51,180      (51,180) $         3.65
  Repurchased...............................      76,523           --  $         0.39
                                              -----------  -----------
Balance, December 31, 2000..................     774,116      802,815  $         5.85
  Authorized................................   2,667,732           --              --
  Granted...................................  (1,600,360)   1,600,360  $         3.23
  Exercised.................................          --      (41,676) $         1.15
  Forfeited.................................     122,600     (122,600) $         4.74
  Repurchased...............................      59,414           --  $         0.82
                                              -----------  -----------
Balance, December 31, 2001..................   2,023,502    2,238,899  $         4.12
                                              ===========  ===========

The following table summarizes information about exercisable options outstanding at December 31, 2001:

                                                Options Outstanding
                                                 and Exercisable
                                              ------------------------
                                                                           Weighted
                                                                           Average
                                                            Weighted     Contractual
                                                Number       Average         Life
                                                  of        Exercise      Remaining
               Exercise Price                   Shares        Price       (in years)
--------------------------------------------  -----------  -----------  --------------
$0.05 to $0.50..............................      31,678        $0.21            6.02
 $1.50 to $2.20 ............................     247,088         1.63            8.48
 $2.32......................................     793,625         2.32            9.73
 $2.82 to $3.90.............................     293,667         3.25            9.38
 $4.03 to $4.20.............................     272,850         4.12            9.55
 $6.00 to $8.50.............................     515,525         7.16            8.75
 $14.38.....................................      84,466        14.37            8.56
                                              -----------  -----------  --------------
                                               2,238,899         4.12            9.20
                                              ===========  ===========  ==============

Employee Stock Purchase Plan

In April 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 2001, a total of 403,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on the effective date of the initial public offering (June 21, 2000) and will end in June 2002. An initial purchase of 70,401 shares was made on December 29, 2000 with net proceeds to the Company of $0.4 million. During 2001, an additional purchase of 203,000 shares was made during 2001 with net proceeds to the Company of $0.5 million. The Purchase Plan also provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In January 2002, an additional 200,000 shares were reserved for issuance under this provision.

Stock-Based Compensation

During the years ended December 31, 2000 and 1999, in connection with stock option grants to employees and directors, deferred stock compensation was recorded totaling $6.2 million and $0.7 million, respectively, representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years. The Company recorded amortization of deferred stock compensation of $1.8 million and $3.6 million for the years ended December 31, 2001 and 2000, respectively.

During the years ended December 31, 2000 and 1999, the Company granted 10,100 and 4,800 nonqualified common stock options to consultants at exercise prices that range from $0.12 to $6.00 per share for services rendered, respectively. Such options are included in the option tables disclosed above. There were no such grants made in 2001. These options generally vest over two years and have expiration dates, which range from the end of the term of the consulting agreements to ten years after the grant date. Expense of approximately $9,000, $0.5 million and $30,000 was recognized in 2001, 2000 and 1999, respectively, related to these grants.

In 2000, the original terms of certain stock options granted to employees were modified at a date subsequent to the date of grant. Such modification resulted in new measurement dates for accounting purposes. Accordingly, approximately $0.8 million was recorded as stock-based compensation, and such amounts have been included in the research and development expenses in the accompanying 2001 consolidated financial statements.

In 2001, certain employees terminated whose original option grants resulted in the recognition of deferred stock-based compensation. The related unamortized deferred stock-based compensation was reversed from additional paid-in capital and deferred stock-based compensation.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows:

                                                   December 31,
                                              ------------------------
                                                 2001         2000
                                              -----------  -----------
Stock Options:
  Options outstanding.......................   2,238,899      802,815
  Reserved for future grants................   2,023,502      774,116
Employee Stock Purchase Plan................     125,750      129,599
Warrants outstanding........................      41,549      274,797
                                              -----------  -----------
                                               4,429,700    1,981,327
                                              ===========  ===========

Note Receivable from Shareholder

During 1997, the Company loaned $0.1 million to an employee for the purchase of common stock upon the exercise of the employee's stock options. The employee paid 4% of the total exercise price, and the Company loaned the employee the remaining 96% of the purchase price subject to a full-recourse note. The loan bears interest at 7.0%. The principle sum of the note was due on April 16, 2001 along with all unpaid interest. At December 31, 2000, $34,500 million was outstanding on the promissory note. The note was repaid in 2001.

2000 Non-Employee Directors' Stock Option Plan

In March 2000, the Company adopted the 2000 Nonemployee Directors Stock Option Plan ("the Directors Plan") and reserved a total of 200,000 shares of common stock for issuance thereunder.

Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 15,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first Annual Shareholders Meeting, each nonemployee director then in office for over six months will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors Plan will be equal to the fair market value of the common stock on the date of the grant. The term of these options is 10 years. The Directors Plan will terminate in March 2010, unless terminated earlier in accordance with the provisions of the Directors Plan. During the years ended December 31, 2001 and 2000, 35,000 and 48,000 were granted under this plan respectively.

13. Income Taxes

The Company has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $34.0 million, which expire in the years 2011 through 2021, and federal research and development tax credits of approximately $0.9 million, which expire in the years 2012 through 2022.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                       December 31,
                                                  --------------------
                                                    2001       2000
                                                  ---------  ---------
Net operating loss carry forwards............... $  12,000  $   7,600
Capitalized research and development costs......     1,600        700
Research and other credit carry forwards........     1,600        500
Reserves........................................       400        300
Other -- Net....................................       700        100
                                                  ---------  ---------
Total deferred tax assets.......................    16,300      9,200
Valuation allowance for deferred tax assets.....   (16,300)    (9,200)
                                                  ---------  ---------
Net deferred tax assets......................... $      --  $      --
                                                  =========  =========

Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $7.1 million and $4.1 million during the periods ended December 31, 2001 and 2000, respectively.

14. Employee Benefit Plan

Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years ended December 31, 2001, the Company did not make any matching contributions.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officer of the Registrant

Information required by Item 10 is contained in the proxy statement for the 2002 annual meeting of shareholders and is incorporated by reference. Information required by Item 10 concerning executive officers of the Company is set forth in Part I of this report.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the proxy statement for the 2002 annual meeting of shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement for the 2002 annual meeting of shareholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section captioned "Related Party Transactions" contained in the proxy statement for the 2002 annual meeting of shareholders.

PART IV

ITEM 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c) Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999.

(d) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate(2)
10.1	Standard Industrial Lease, dated October 21, 1997, between Cepheid and Marin County Employees Retirement Association(1)
10.2	Consent of Landlord and Lease Agreement among Cepheid, AMB Property, L.P. and SIMCO Electronics, dated March 18, 2000(1)
*10.3	1997 Stock Option Plan, as amended (Exhibit 99.1)(7)
*10.4	2000 Employee Stock Purchase Plan (Exhibit 99.2)(4)
*10.5	2000 Non-Employee Director's Stock Option Plan (Exhibit 99.3)(4)
*10.6	Form of Indemnification Agreement between Cepheid and its officers and directors(1)
*10.7	Amended and Restated Investor Rights Agreement, dated January 21, 2000 among Cepheid and certain shareholders of Cepheid(1)
10.8+	License Agreement, dated January 16,1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory(3)
10.9+	Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC(3)
10.10+	Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V.(1)
10.11	Joint Technology and Collaboration Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic Inc. (I.D.I.)(1)
10.12	Shareholders Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and I.D.I.(1)
10.13+	License and Supply Agreement, dated February 4, 2000, between Cepheid and Aridia Corp.(3)
10.14+	License and Supply Agreement, dated February 4, 2000, between Aridia Corp. and I.D.I.(1)
10.15+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation (2)
10.16+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)
10.17+	Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA (6)
10.18+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC (6)
10.19+	Patent and Technology License Agreement dated August 9, 2001 between Cepheid and Environmental Technologies Group, Inc. (Exhibit 10.1) (8)
10.20+	Modification and Restatement of January 10, 2001 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC (Exhibit 10.2) (8)
10.21	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 58)

___________

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

(6) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on March 28, 2001.

(7) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Registration on Form S-8 (File No. 333-65844) filed with the Securities and Exchange Commission on July 25, 2001.

(8) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPHEID

March 21, 2002

By:	/s/ Thomas L. Gutshall
Thomas L. Gutshall
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas L. Gutshall and Catherine A. Smith or either of them, his or her true and lawful attorneys-in- fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas L. Gutshall Thomas L. Gutshall	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2002
/s/ Kurt Petersen, Ph.D. Kurt Petersen, Ph.D.	President, Chief Operating Officer and Director	March 21, 2002
/s/ Catherine A. Smith Catherine A. Smith	Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2002
/s/ Gerald S. Casilli Gerald S. Casilli	Director	March 21, 2002
/s/ Cristina H. Kepner Cristina H. Kepner	Director	March 21, 2002
/s/ Robert Easton Robert Easton	Director	March 21, 2002
/s/ Dean O. Morton Dean O. Morton	Director	March 21, 2002
/s/ Hollings C. Renton Hollings C. Renton	Director	March 21, 2002

CEPHEID

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                      Balance   Additions
                                        at      Charged to             Balance
                                     Beginning  Costs and              at End
Description                           of Year   Expenses   Deductions  of Year
-----------------------------------  ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended December 31, 1999...... $      --  $      --  $      --  $      --
 Year ended December 31, 2000......        --         --         --         --
 Year ended December 31, 2001......        --         48         --         48

Inventory reserve:
 Year ended December 31, 1999...... $      --  $     167  $      29  $     138
 Year ended December 31, 2000......       138        444        145        437
 Year ended December 31, 2001......       437        274        162        549

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate(2)
10.1	Standard Industrial Lease, dated October 21, 1997, between Cepheid and Marin County Employees Retirement Association(1)
10.2	Consent of Landlord and Lease Agreement among Cepheid, AMB Property, L.P. and SIMCO Electronics, dated March 18, 2000 (1)
*10.3	1997 Stock Option Plan, as amended (Exhibit 99.1) (7)
*10.4	2000 Employee Stock Purchase Plan (Exhibit 99.2) (4)
*10.5	2000 Non-Employee Director's Stock Option Plan (Exhibit 99.3) (4)
*10.6	Form of Indemnification Agreement between Cepheid and its officers and directors (1)
*10.7	Amended and Restated Investor Rights Agreement, dated January 21, 2000 among Cepheid and certain shareholders of Cepheid (1)
10.8+	License Agreement, dated January 16,1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory (3)
10.9+	Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC (3)
10.10+	Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V. (1)
10.11	Joint Technology and Collaboration Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic Inc. (I.D.I.) (1)
10.12	Shareholders Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and I.D.I. (1)
10.13+	License and Supply Agreement, dated February 4, 2000, between Cepheid and Aridia Corp. (3)
10.14+	License and Supply Agreement, dated February 4, 2000, between Aridia Corp. and I.D.I. (1)
10.15+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation (2)
10.16+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)
10.17+	Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA (6)
10.18+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC (6)
10.19+	Patent and Technology License Agreement dated August 9, 2001 between Cepheid and Environmental Technologies Group, Inc. (Exhibit 10.1) (8)
10.20+	Modification and Restatement of January 10, 2001 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC (Exhibit 10.2) (8)
10.21	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 58)

___________

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

(6) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Annual Report on Form 10-K for year ended December 31, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on March 28, 2001.

(7) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Registration on Form S-8 (File No. 333-65844), filed with the Securities and Exchange Commission on July 25, 2001.

(8) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2001