Form 10-Q
period 2002-03-31
CEPHEID
filed 2002-05-15
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-0030755

CEPHEID
(Exact name of registrant as specified in its charter)

California	77-0441625
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

904 Caribbean Avenue
Sunnyvale, California    94089-1189
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

As of May 1, 2002 there were 26,660,478 shares of Common Stock outstanding.

CEPHEID
Report On Form 10-Q For The
Quarter Ended March 31, 2002
INDEX

PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                                                                                March 31,     December 31,
                                                            2002          2001 (1)
                                                       ------------  -------------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................ $     20,325  $      15,905
   Short term investments ...........................           --          8,775
   Restricted cash ..................................          661            661
   Accounts receivable ..............................        1,217          2,020
   Inventory ........................................        3,196          3,568
   Prepaid expenses and other current assets ........          683            338
                                                       ------------  -------------
     Total current assets ...........................       26,082         31,267
Property and equipment, net .........................        3,669          3,175
Other assets ........................................           51             50
                                                       ------------  -------------
     Total assets ................................... $     29,802  $      34,492
                                                       ============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................. $        617  $         587
   Accrued compensation .............................        1,355            778
   Other accrued liabilities ........................        1,111          1,399
   Current portion of equipment financing ...........        1,002          1,029
   Current portion of deferred rent .................           35             32
                                                       ------------  -------------
     Total current liabilities ......................        4,120          3,825
Equipment financing, less current portion ...........          915          1,167
Deferred rent, less current portion .................           12             22

Commitments

Shareholders' equity:
   Common stock .....................................       65,470         65,459
   Additional paid-in capital .......................        7,697          7,694
   Deferred stock-based compensation ................         (607)          (833)
   Accumulated other comprehensive loss .............           --             (7)
   Accumulated deficit ..............................      (47,805)       (42,835)
                                                       ------------  -------------
     Total shareholders' equity .....................       24,755         29,478
                                                       ------------  -------------
     Total liabilities and shareholders' equity ..... $     29,802  $      34,492
                                                       ============  =============

(1) The balance sheet at December 31, 2001 has been derived from the audited financial statements at the date which are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                             Three Months Ended
                                            March 31,
                                         --------------------
                                            2002       2001
                                         ---------  ---------
Revenues:

Instrument sales ...................... $   2,175  $   2,242
Reagents and disposables sales ........       126        119
License and royalty revenue ...........        66         --
Contract revenue ......................        --        987
                                         ---------  ---------
Total revenues ........................     2,367      3,348
                                         ---------  ---------

Operating costs and expenses:
Cost of product sales .................     1,609      1,940
Research and development...............     4,001      3,701
Selling, general and administrative....     1,775      1,405
                                         ---------  ---------
Total operating costs
 and expenses .........................     7,385      7,046
                                         ---------  ---------
Loss from operations ..................    (5,018)    (3,698)
Interest income, net ..................        48        513
                                         ---------  ---------
Net loss ..............................    (4,970)    (3,185)
Net loss per share, basic and diluted.. $   (0.19) $   (0.12)
                                         =========  =========
Shares used in computing net loss per s
 basic and diluted ....................    26,346     25,680
                                         =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                                    Three Months Ended
                                                              March 31,
                                                           --------------------
                                                               2002       2001
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................ $  (4,970) $  (3,185)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................       581        286
    Amortization of deferred stock-based compensation ...       229        767
    Amortization of deferred rent .......................        (7)        (5)
    Changes in operating assets and liabilities:
       Accounts receivable ..............................       803         53
       Inventory ........................................       372       (685)
       Prepaid expenses and other assets ................      (346)      (122)
       Accounts payable and other current liabilities ...      (251)        99
       Accrued compensation .............................       577        370
                                                           ---------  ---------
Net cash used in operating activities ...................    (3,012)    (2,422)
                                                           ---------  ---------
INVESTING ACTIVITY:
Capital expenditures ....................................    (1,075)      (388)
Proceeds from maturities of marketable securities .......     8,775
                                                           ---------  ---------
Net cash (used in) provided by investing activities .....     7,700       (388)
                                                           ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of common shares .............        11        (13)
Proceeds from loan arrangements .........................        --        379
Principal payments under loan arrangements ..............      (279)      (216)
                                                           ---------  ---------
Net cash (used in) provided by financing activities .....      (268)       150
                                                           ---------  ---------

Net (decrease) increase in cash and cash equivalents ....     4,420     (2,660)
Cash and cash equivalents at beginning of period ........    15,905     39,698
                                                           ---------  ---------
Cash and cash equivalents at end of period .............. $  20,325  $  37,038
                                                           =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cepheid® (the "Company") was incorporated in the State of California on March 4, 1996. The Company is commercializing its I-CORE® microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA (or RNA) in complex biological samples for scientific, medical and industrial applications. The Company is developing fast, versatile systems that can perform all the steps required to analyze DNA in complex biological samples - sample preparation, amplification and detection - with results in less than 30 minutes on a single instrument.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exist for product sales. Through March 31, 2002, the Company's product sales were made primarily through its distributors.

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

Significant Concentrations

We distribute our products through our direct sales force and through third-party distributors. For the quarter ended March 31, 2002 product sales from our four distributors represented 78% of total product sales. Of those four distributors, our distributor in the United States and our distributor in Japan, South Korea, and Taiwan represented 58% and 19%, respectively of total product sales for the quarter ended March 31, 2002. For the same quarter of the previous year, sales to our distributor in the United States, our distributor in Japan, South Korea, and Taiwan, and our distributor in Europe represented 47%, 28%, and 18%, respectively of total product sales. There was no other one direct customer that represented greater than 10% of total product sales for either the three months ended March 31, 2002 or March 31, 2001.

The Company relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalent equity and debt securities.

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Other comprehensive loss consists of unrealized losses on available-for-sale marketable securities. Total accumulated other comprehensive income is presented as a separate component of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets. Comprehensive loss for the quarters ended March 31, 2002 and 2001 totaled $4,963,000 and $3,198,000, respectively.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of this standard on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

In June 2001, The FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment on at least an annual basis. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this standard on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The primary objectives of SFAS No. 144 are to develop an accounting model based on the framework established in SFAS No. 121 for long-lived assets to disposed of by sale, and to address significant implementation issues. This standard is effective for fiscal years beginning after December 15, 2001. The adoption of this standard on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                                                                                Three Months Ended
                                                              March 31,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ---------
                                                                (unaudited)
Net loss  ............................................... $  (4,970) $  (3,185)
                                                           =========  =========
Basic and diluted:

Weighted-average shares of common stock outstanding .....    26,658     26,415
Less: weighted-average shares subject to repurchase .....      (312)      (735)
                                                           ---------  ---------
Shares used in computing basic and diluted net
  loss per  share .......................................    26,346     25,680
                                                           =========  =========

Basic and diluted net loss per  share ................... $   (0.19) $   (0.12)
                                                           =========  =========

4. INVENTORY

The components of inventories (in thousands) are as follows:

                                                         March 31,     December 31,
                                                            2002         2001
                                                       ------------  -------------
                                                       (unaudited)
      Raw materials ................................. $      1,601  $       1,877
      Work in process ...............................        1,210          1,388
      Finished goods ................................          385            303
                                                       ------------  -------------
                                                      $      3,196  $       3,568
                                                       ============  =============

5. SUBSEQUENT EVENTS

On May 9, 2002, the United States Military Institute for Infectious Disease ("USAMRIID") increased the funding for its existing development agreement with the Company by $3.4 Million and extended the period for performance until November 7, 2003 and the period for reporting until April 7, 2004. Under this contract, Cepheid will develop biochemical reagents used in the detection of bio-threat agents and other pathogens, as well as develop various protocols, processes and assays for our fully automated GeneXpert® DNA detection system.

On May 13, 2002, Cepheid as part of a Northrop Grumman led team was selected by the United States Postal Service (USPS) for a pilot program with initial funding of $3.7 million to evaluate the use of DNA-based biothreat technology to protect against biological hazards such as anthrax. Based upon the results of the pilot program, the USPS plans to award a multi-million dollar contract by the end of September to install DNA detection systems in all of its nearly 300 automatic mail-sorting facilities nationwide. If successful, the integrated system would be sold through Northrop Grumman while Cepheid would produce and supply DNA tests for use on the systems. Cepheid estimates that its portion of the pilot program will be approximately $.75 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q, including without limitation the information under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," contain forward-looking statements within the meaning of the federal securities laws. We also may provide oral or written forward-looking statements in other materials we release to the public from time to time. Statements that are not statements of historical fact are forward-looking statements. They are based on current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated in our forward-looking statements. These risks and uncertainties include the impact of competitive products and pricing, market acceptance of new products, market conditions, reliance on the efforts of distributors, enforcement of intellectual property rights and other factors set forth under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2001. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

Cepheid is commercializing its I-CORE microfluidic and microelectronic technologies as the preferred platform for rapid, on-site detection of DNA for scientific, medical and industrial applications. The Company is developing fast, versatile systems that can perform all the steps required to analyze DNA in complex biological samples - sample preparation, amplification and detection - with results in less than 30 minutes on a single instrument. In 2000, we launched our first product, the Smart Cycler® system, a system which performs quantitative DNA amplification and detection in a single, random access platform. Our initial distribution agreement for the life sciences research market in the United States was finalized with Fisher Scientific Company L.L.C. ("Fisher") in early 2000 and the Smart Cycler was launched through Fisher in the United States in May 2000.

Later in 2000 and during 2001, we selected distributors in Japan, South Korea, Taiwan, Europe, Canada, Malaysia, and Singapore. During the second and third quarter of 2001, we established a small direct sales force that will focus on the food quality, biothreat testing, and other markets outside of life science research.

Our GeneXpert system, currently in development integrates automated sample preparation with our Smart Cycler amplification and detection technology in a disposable cartridge format.

We are collaborating with strategic partners to co-develop assays, or biological tests, across a broad range of markets for both the Smart Cycler and GeneXpert. In 1998, we entered into a development and supply agreement with Innogenetics N.V. The focus of the collaboration is the development of products integrating our proprietary technologies with their proprietary methods for genetic testing and viral genotyping. In February 2000, the Company formed Aridia Corp., a joint venture with Infectio Diagnostic, Inc. The focus of the collaboration is to develop a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections such as group B strep, antibiotic resistant bacteria, meningitis, and sepsis. In July 2001, we entered into a cooperative research and development agreement with the University of Pittsburgh Medical Center. The focus of this collaboration is to identify and evaluate new genetic markers for several cancers including lung, breast, esophagus, oral, head and neck cancer, and melanoma. In August 2001, we entered into a patent and technology licensing and supply agreement with Environmental Technologies Group, Inc., ("ETG"). ETG and the Company will collaborate to develop biological-agent detection systems for military and other domestic preparedness applications. In November 2001, we entered into a patent sublicense agreement with ETG and granted them the worldwide non- exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, Cepheid will receive royalties on ETG system sales and retain rights to commercialize the handheld system for other DNA-testing applications, including environmental testing and veterinary diagnostics.

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

The Company recognizes revenue from product sales when goods are shipped, when there is a persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return of exist for product sales. Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, with no continuing involvement required by the Company, are recognized on the earlier of the date the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

The inventory reserve is established utilizing management's estimate of the potential future obsolescence of inventory. A substantial decrease in demand for the Company's product could lead to excess inventories and could require the Company to increase its reserve for inventory obsolescence. The warranty reserve was established utilizing management's estimate for the future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. A significant change in failure rates of the Company's Smart Cycler system could lead to increased warranty costs and could require the Company to increase its warranty reserve. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Total revenues decreased 27% to $2.4 million in the first quarter of 2002 from $3.3 million in the first quarter of 2001. The overall decrease is due to a $0.9 million decrease in government sponsored research revenue. The decrease in contract revenue is due to the completion of our remaining contracts at the end of 2001.

COST OF PRODUCT SALES

Cost of product sales decreased to $1.6 million in first quarter of 2002 as compared to $1.9 million for the first quarter of 2001. The product gross margin percentage increased to 30% in the first quarter of 2002 as compared to 18% for the first quarter of 2001. Both the increase in product gross margin percentage and the decrease in cost of product sales are due to an increase in the average selling price of our Smart Cycler system and improved manufacturing economies of scale as we gained additional experience manufacturing our Smart Cycler product and disposable reaction tubes. The increase in the average selling price is due to a higher percentage of direct product sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 8% to $4.0 million in the first quarter of 2002 as compared to $3.7 million in the first quarter of 2001. The increase is due to a $0.7 million increase in wages and other personnel related expenses offset by a $0.4 million decrease in non-cash deferred stock based compensation. Overall, research and development expenses increased for the quarter of 2002 as compared to the same period in 2001 due to efforts to complete the development of the GeneXpert system. Research and development expenses are expected to trend higher for the remainder of 2002 due to costs associated with the completion of GeneXpert development and higher occupancy costs associated with our new leased facility. Due to a need for increased manufacturing capacity and broadened reagent capabilities to move the GeneXpert system and test cartridges into production, we leased a 76,000 square foot facility. We obtained this leased facility on favorable terms due to current market conditions. Overall, we expect our total occupancy costs to increase but expect our occupancy costs per square foot to decline. We expect to launch the GeneXpert to unregulated markets in early 2003. Following clinical trials and submission of data to the FDA, we anticipate commercial launch of the GeneXpert system in the diagnostics market late in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 29% to $1.8 million for the first quarter of 2002 from $1.4 million in the first quarter of 2001. The increase is due to a $0.5 million increase in salaries, wages, and other personnel related expenses due to an increase in sales and marketing headcount and a $0.1 million increase in annual report expenses offset by a $0.2 million decrease in non-cash deferred stock based compensation. The first quarter of 2002 reflected a full quarter of expenses related to our direct sales force hired in the second half of 2001. Additionally, in the second half of 2001, we began to increase advertising and promotional activities related to our Smart Cycler family of products. These activities were continued in the first quarter of 2002. Selling, General, and Administrative expenses are expected to trend higher in 2002 due to an increase in sales and executive compensation and travel.

INTEREST INCOME, NET

Net interest income decreased 80% to $0.1 million for the first quarter of 2002 from $0.5 million for the first quarter of 2002. The decrease for the first quarter of 2002 as compared to the prior year comparable period was due to a decrease in our cash balance during the quarter as well as decreased investment yield due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through proceeds generated from our initial public offering of our common stock on June 21, 2000, and through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through March 31, 2002, we received net proceeds of $65.5 million from issuances of common and convertible preferred stock. In addition, through March 31, 2002, we had financed equipment purchases and leasehold improvements totaling approximately $4.1 million. As of March 31, 2002, the Company has $1.9 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 10.94% and are due in monthly installments through September 2005. Under the terms of the equipment financing agreement, a balloon payment is due at the end of each of the individual loan terms. Our existing equipment financing line of credit expired on October 31, 2001.

As of March 31, 2002, we had $21.0 million in cash, cash equivalents, and restricted cash as compared to $25.3 million as of December 31, 2001. Net cash used for operating activities was $3.0 million for the three months ended March 31, 2002, and $2.4 million for the three months ended March 31, 2001. The increase in net cash used in operating activities for the three months ended March 31, 2002 as compared to the prior year period is due to a $1.8 million increase in net loss and $0.5 million decrease in non-cash deferred stock compensation offset by a $0.3 million increase in depreciation expense and a $1.4 million decreased investment in working capital

Capital expenditures for property and equipment were $1.1 million in the first quarter of 2002 compared to $0.4 million for the same period in 2001. The increase in capital expenditures is primarily the result of furniture and equipment for our new facility. In the first quarter of 2002, we made repayments of $0.3 million million under equipment financing arrangements. In the first quarter of 2001, we received proceeds from equipment financing arrangements of $0.4 million offset by repayments of $0.2.

We expect to have negative cash flow from operations through at least the end of 2002. We expect to incur increasing research and development expenses, as well as expenses for additional personnel for production and commercialization efforts of our GeneXpert product. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We expect to average cash use of approximately $1.5 million per month in 2002. With a total cash and cash equivalent balance of $20.3 million at March 31, 2002, we believe that our existing capital will be sufficient to fund our operations through at least April 2003. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

FACTORS THAT MIGHT AFFECT FUTURE RESULTS

There have not been material changes in our factor that might affect future results during the three months ended March 31, 2002 which would require an update to the disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our exposure to market risk during the three months ended March 31, 2002 which would require an update to the disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 15, 2002, John L. Bishop, formerly president and chief executive officer of Vysis Inc., now a wholly owned subsidiary of Abbott Laboratories, joined the Company as chief executive officer and a member of the board of directors. He succeeds co-founder Thomas L. Gutshall who will continue as chairman of the board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

a. Exhibits

Exhibit 10.1 Teaming Agreement by and between Environmental Technologies Group, Inc and Cepheid dated January 9, 2002
Exhibit 10.2 Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002
Exhibit 10.3 Teaming Agreement by and between Environmental Technologies Group, Inc and Cepheid dated January 31, 2002
Exhibit 10.4 Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002
Exhibit 10.5 Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002

b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 15th day of May, 2002.

CEPHEID (Registrant)
By: /s/ JOHN L. BISHOP John L. Bishop Chief Executive Officer and Director (Duly Authorized Officer)
By: /s/ CATHERINE A. SMITH Catherine A. Smith Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Description

*Exhibit 10.1 Teaming Agreement by and between Environmental Technologies Group, Inc and Cepheid dated January 9, 2002
*Exhibit 10.2 Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002
*Exhibit 10.3 Teaming Agreement by and between Environmental Technologies Group, Inc and Cepheid dated January 31, 2002
*Exhibit 10.4 Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002
Exhibit 10.5 Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002

* Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.