Form 10-K/A
period 2001-12-31
CEPHEID
filed 2002-07-24
CIK 1037760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File No. 000-0030755

CEPHEID
(Exact name of Registrant as specified in its charter)

California	77-0441625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

904 Caribbean Drive
Sunnyvale, CA 94089
(Address of principal executive offices, including zip code)

(408) 541-4191
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $49,379,026, based on the closing sale price for the registrant's common stock on the Nasdaq National Market on that date. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 1, 2002, there were 26,660,478 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Cepheid's definitive proxy statement for its 2002 annual meeting of shareholders held on May 28, 2002 are incorporated by reference into Part III hereof.

CEPHEID

2001 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

PART IV

Page
Item 6. Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . .	3
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A is to file revised selected consolidated financial data tables under Item 6 of the registrant’s Form 10-K (originally filed with the Securities and Exchange Commission (the "Commission") on March 21, 2002). A portion of such financial data was inadvertantly omitted from the original 10-K in the process of converting the document for filing on the Commission's Electronic Data Gathering, Analysis, and Retrieval system. Specifically, tables containing related consolidated quarterly financial data for 2001 and 2000 appeared twice under Item 6 and other tables were omitted. No changes have been made to the text of the Form 10-K other than the addition of certain selected consolidated financial data tables under Item 6. There have been no changes to the registrant’s audited financial statements.

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

                                                                                               Period
                                                                                                from
                                                                                              Inception
                                                                                              (March 4,
                                                                                                1996)
                                                                                               through
                                                                  Year Ended December 31,     December
                                                  ------------------------------------------     31,
                                                    2001       2000       1999       1998       1997
                                                  ---------  ---------  ---------  ---------  ---------
                                                            (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
  Product sales................................. $   8,669  $   4,397  $     159  $      --  $      --
  License and royalty revenue.....................     124         --         --         --         --
  Grant and government sponsored
    research revenue............................     2,554      2,249      2,249      2,870      1,400
  Research and development contract revenue.....         7        416      1,187        707         45
                                                  ---------  ---------  ---------  ---------  ---------
Total revenues..................................    11,354      7,062      3,595      3,577      1,445
                                                  ---------  ---------  ---------  ---------  ---------
Operating costs and expenses:
  Cost of product sales.........................     6,330      3,851         97         --         --
  Research and development (including
    charges for stock-based compensation
    of $1,246, $3,706 and $169 in 2001,
    2000 and 1999, respectively)................    15,003     15,055     10,261      5,990      2,220
  Selling, general and administrative
    (including charges for stock-based
    compensation of $543, $1,152 and $14
    in 2001, 2000 and 1999, respectively).......     6,727      4,675      1,298      1,178        583
                                                  ---------  ---------  ---------  ---------  ---------
     Total costs and operating expenses.........    28,060     23,581     11,656      7,168      2,803
                                                  ---------  ---------  ---------  ---------  ---------
Loss from operations............................   (16,706)   (16,519)    (8,061)    (3,591)    (1,358)
Net interest income.............................     1,195      1,700        142        280         84
                                                  ---------  ---------  ---------  ---------  ---------
Net loss........................................   (15,511)   (14,819)    (7,919)    (3,311)    (1,274)
Deemed dividend to Series C preferred
  shareholders..................................        --    (19,114)        --         --         --
                                                  ---------  ---------  ---------  ---------  ---------
Net loss applicable to common shareholders...... $ (15,511) $ (33,933) $  (7,919) $  (3,311) $  (1,274)
                                                  =========  =========  =========  =========  =========

Basic and diluted net loss
 per common share............................... $   (0.60) $   (2.14) $   (1.90) $   (1.37) $   (7.61)
                                                  =========  =========  =========  ========== =========

Shares used in computing basic and diluted
  net loss per common share.....................    25,939     15,859      4,164      2,414        167

Pro forma basic and diluted net loss
  per common share..............................            $   (1.56) $   (0.71)
                                                             =========  =========

Shares used in computing pro forma basic and
  diluted net loss per common share.............               21,756     11,111

                                                               December 31,
                                                  ------------------------------------------
                                                    2001       2000       1999       1998
                                                  ---------  ---------  ---------  ---------
                                                                (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short term investments $  24,680  $  39,698  $   1,493  $   8,676
Restricted cash.................................           661         --         --        300
Working capital.................................        27,442     41,259        732      8,347
Total assets....................................        34,492     47,353      4,886     11,042
Long-term debt, net of current portion..........         1,167      1,504      1,205        531
Accumulated deficit.............................      (42,835)   (27,324)   (12,505)    (4,586)
Total shareholders' equity......................        29,478     42,647      1,557      9,175

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHEID (Registrant)
Dated: July 24, 2002	/s/ Thomas L. Gutshall Thomas L. Gutshall Chairman of the Board,