Form 10-Q
period 2002-06-30
CEPHEID
filed 2002-07-31
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

As of July 29, 2002 there were 26,800,546 shares of Common Stock outstanding.

CEPHEID
Report On Form 10-Q For The
Quarter Ended June 30, 2002
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                         June 30,      December 31,
                                                            2002          2001 (1)
                                                       ------------  -------------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................ $     15,613  $      15,905
   Short term investments ...........................           --          8,775
   Restricted cash ..................................          661            661
   Accounts receivable ..............................        1,845          2,020
   Inventory ........................................        3,542          3,568
   Prepaid expenses and other current assets ........        1,171            338
                                                       ------------  -------------
     Total current assets ...........................       22,832         31,267
Property and equipment, net .........................        5,073          3,175
Other assets ........................................           24             50
                                                       ------------  -------------
     Total assets ................................... $     27,929  $      34,492
                                                       ============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................. $      1,465  $         587
   Accrued compensation .............................        1,186            778
   Other accrued liabilities ........................        2,210          1,399
   Current portion of equipment financing ...........        1,380          1,029
   Current portion of deferred rent .................          198             32
                                                       ------------  -------------
     Total current liabilities ......................        6,439          3,825
Equipment financing, less current portion ...........        1,671          1,167
Deferred rent, less current portion .................           55             22

Commitments

Shareholders' equity:
   Common stock .....................................       65,822         65,459
   Additional paid-in capital .......................        7,700          7,694
   Deferred stock-based compensation ................         (420)          (833)
   Accumulated other comprehensive loss .............            1             (7)
   Accumulated deficit ..............................      (53,339)       (42,835)
                                                       ------------  -------------
     Total shareholders' equity .....................       19,764         29,478
                                                       ------------  -------------
     Total liabilities and shareholders' equity ..... $     27,929  $      34,492
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

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                          Three Months Ended     Six  Months Ended
                                            June 30,              June 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Revenues:

Instrument sales ...................... $   2,324  $   1,391  $   4,500  $   3,633
Reagents and disposables sales ........       373         88        499        207
License and royalty revenue ...........        63          3        129          3
Contract revenue ......................       445        560        445      1,547
                                         ---------  ---------  ---------  ---------
Total revenues ........................     3,205      2,042      5,573      5,390
                                         ---------  ---------  ---------  ---------

Operating costs and expenses:
Cost of product sales .................     2,135      1,303      3,744      3,243
Research and development...............     4,563      3,607      8,565      7,308
Selling, general and administrative....     2,065      1,592      3,841      2,997
                                         ---------  ---------  ---------  ---------
Total operating costs
 and expenses .........................     8,763      6,502     16,150     13,548
                                         ---------  ---------  ---------  ---------
Loss from operations ..................    (5,558)    (4,460)   (10,577)    (8,158)
Interest income, net ..................        23        352         72        865
                                         ---------  ---------  ---------  ---------
Net loss ..............................    (5,535)    (4,108)   (10,505)    (7,293)
Net loss per share, basic and diluted.. $   (0.21) $   (0.16)     (0.40)     (0.28)
                                         =========  =========  =========  =========
Shares used in computing net loss per
 share, basic and diluted .............    26,380     25,846     26,363     25,763
                                         =========  =========  =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                             Six  Months Ended
                                                             June 30,
                                                           --------------------
                                                               2002       2001
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................ $ (10,505) $  (7,293)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................     1,032        601
    Amortization of deferred stock-based compensation ...       419      1,303
    Amortization of deferred rent .......................       200         (9)
    Changes in operating assets and liabilities:
       Accounts receivable ..............................       174        825
       Inventory ........................................        26     (2,016)
       Prepaid expenses and other assets ................      (807)        93
       Accounts payable and other current liabilities ...     1,697       (198)
       Accrued compensation .............................       408        115
                                                           ---------  ---------
Net cash used in operating activities ...................    (7,356)    (6,579)
                                                           ---------  ---------
INVESTING ACTIVITY:
Capital expenditures ....................................    (2,929)      (810)
Proceeds from maturities of marketable securities .......     8,775         --
                                                           ---------  ---------
Net cash provided by (used in) investing activities .....     5,846       (810)
                                                           ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of common shares .............       363        282
Proceeds from notes receivable from shareholder ...........      --         35
Proceeds from loan arrangements .........................     1,371        631
Principal payments under loan arrangements ..............      (516)      (472)
                                                           ---------  ---------
Net cash  provided by financing activities ..............     1,218        476
                                                           ---------  ---------

Net (decrease) in cash and cash equivalents .............      (292)    (6,913)
Cash and cash equivalents at beginning of period ........    15,905     39,698
                                                           ---------  ---------
Cash and cash equivalents at end of period .............. $  15,613  $  32,785
                                                           =========  =========

See accompanying notes to Condensed Consolidated Financial Stateme

CEPHEID
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. Cepheid develops, manufactures, and markets fully-integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exist for product sales. Through June 30, 2002, the Company’s product sales were made primarily through its distributors.
Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, with no continuing involvement required on the part of the Company, are recognized on the earlier of the date the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

Warranty Accrual

We warrant our products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first- out ("FIFO:") method.

The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management's estimate of the potential future obsolescence of inventory.

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Other comprehensive loss consists of unrealized losses on available-for-sale marketable securities. Total accumulated other comprehensive income is presented as a separate component of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets. Comprehensive loss for the quarters ended June 30, 2002 and 2001 totaled $5,535,000 and $4,108,000, respectively, and for the six month periods ended June 30, 2002 and 2001, totaled $10,505,000 and $7,293,000, respectively.

3. SIGNIFICANT CONCENTRATIONS

Cepheid distributes its products through its direct sales force and through third-party distributors. For the three and six month periods ended June 30, 2002, product sales from distributors represented 49% and 62%, respectively,of total product sales (consisting of instruments, reagents and disposables).Of those distributors, Cepheid's distributor in the (i) United States and (ii) Japan, South Korea, and Taiwan territories represented 33% and 16%, respectively, of total product sales for the quarter ended June 30, 2002 and 45% and 18%, respectively, of total product sales for the six months ended June 30, 2002. For the same quarter of the previous year, sales to Cepheid's distributors in (i) the United States, (ii) Japan, South Korea, and Taiwan territories, and (iii) Europe represented 26%, 37%, and 27%, respectively of total product sales, and for the same six month period of the previous year, represented 40%, 32% and 22% of total product sales, respectively. For the quarter and six months ended June 30, 2002 there was one direct customer that represented 15% of total product sales. There was no direct customer that represented greater than 10% of product sales for the same corresponding periods of the prior year.

The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalent debt securities.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                            Three Months Ended     Six  Months Ended
                                                                 June 30,              June 30,
                                                           --------------------  --------------------
                                                              2002       2001       2002       2001
                                                           ---------  ---------  ---------  ---------
                                                                (unaudited)           (unaudited)
Net loss  ............................................... $  (5,535) $  (4,108) $ (10,505) $  (7,293)
                                                           =========  =========  =========  =========
Basic and diluted:

Weighted-average shares of common stock outstanding .....    26,669     26,403     26,663     26,409
Less: weighted-average shares subject to repurchase .....      (289)      (557)      (300)      (646)
                                                           ---------  ---------  ---------  ---------
Shares used in computing basic and diluted net
  loss per  share .......................................    26,380     25,846     26,363     25,763
                                                           =========  =========  =========  =========

Basic and diluted net loss per  share ................... $   (0.21) $   (0.16) $   (0.40) $   (0.28)
                                                           =========  =========  =========  =========

5. INVENTORY

The components of inventories (in thousands) are as follows:

                                                           June 30,   December 31,
                                                             2002         2001
                                                        ------------  -------------

                                                        (unaudited)
       Raw materials ................................. $      1,900  $      1,877
       Work in process ...............................        1,379         1,387
       Finished goods ................................          263           304
                                                        ------------  -------------
                                                       $      3,542  $      3,568
                                                        ============  =============

6. SUBSEQUENT EVENTS

On July 17, 2002, Fisher Scientific Company L.L.C. ("Fisher") filed a lawsuit against Cepheid ("Cepheid") in the United States District Court in the Western District of Pennsylvania (Case No. 02 CV1257). Fisher also filed a motion for a Temporary Restraining Order and/or Preliminary Injunction against Cepheid on the same day.

The complaint alleges that on July 15, 2002, Cepheid discussed changes in its distribution relationship with Fisher in a press release announcing Cepheid's results of operations for the six months ended June 30, 2002 and in response to questions during the conference call related to such press release. Fisher contends, among other things, that these discussions breached the terms of a specific paragraph in the parties' distribution agreement that required advance notice of disclosure regarding Cepheid's relationship with Fisher. The complaint seeks an injunction against further disclosures without advance notice and an unspecified amount of damages.

Fisher's motion for a temporary restraining order was denied after a hearing on July 17, 2002.

Because this case is in its preliminary stages, Cepheid cannot predict the ultimate outcome of this matter. However, Cepheid believes the allegations are without merit, and Cepheid intends to vigorously defend itself against this claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q, including without limitation the information under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," contain forward-looking statements within the meaning of the federal securities laws. We also may provide oral or written forward-looking statements in other materials we release to the public from time to time. Statements that are not statements of historical fact are forward-looking statements. They are based on current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated in our forward-looking statements. These risks and uncertainties include the impact of the factors set forth under "Factors That Might Affect Future Results." We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We develop, manufacture, and market fully-integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures. Based on state- of-the-art microfluidic and microelectronic technologies, our easy-to-use systems analyze complex biological samples in disposable cartridges designed to rapidly and automatically perform all of the steps associated with sophisticated molecular biological procedures. We are focusing our efforts on those applications where rapid genetic and DNA testing is particularly important, such as the infectious disease, biothreat and cancer testing markets. In particular, we have designed our systems for use in genetic management of disease, performing a broad range of genetic tests that include identifying infectious organisms, evaluating at-risk populations for the early detection of disease such as cancer, determining the stage of the disease and assessing what might be the most effective therapy. We have also designed our systems to rapidly detect food, air and water contaminants through genetic identification of disease causing agents.We commenced commercial sales of our first product, the Smart Cycler, in May 2000 and began to market it through a distributor in the United States. The Smart Cycler is a fast, versatile DNA amplification and detection system initially directed at the life sciences research market. Later in 2000 and 2001, we selected distributors in Japan, South Korea, Taiwan, Europe, Canada, Malaysia, and Singapore. During the first quarter of 2002, our European distribution agreement became non-exclusive. In the second quarter of 2002, we entered into three regional European distribution agreements and a distribution agreement for Australia and New Zealand. During the second and third quarter of 2001, we established a small direct sales force that focuses on the food quality, biothreat testing, and other markets outside of life science research. In the second quarter of 2002, we continued to expand the size of our direct sales force in the United States and began to sell directly into the life science research market with the termination of the exclusivity of our distributor agreement in the United States.

Our GeneXpert system, currently in the final stages of development, integrates automated sample preparation with our Smart Cycler amplification and detection technology. We expect to launch the GeneXpert to unregulated markets in early 2003. Following clinical trials and submission of data to the FDA, we anticipate commercial launch of the GeneXpert system in the diagnostics market in 2004

We are collaborating with strategic partners to co-develop assays, or biological tests across a broad range of markets for both the Smart Cycler and GeneXpert. In 1998, we entered into a development and supply agreement with Innogenetics N.V. The focus of the collaboration is to develop products integrating our proprietary technologies with their proprietary methods for genetic testing and viral genotyping. In February 2000, the Company formed Aridia Corp. ("Aridia"), a joint venture with Infectio Diagnostic, Inc. The focus of that collaboration is to develop a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections such as Group B Streptococcus, antibiotic resistant bacteria, meningitis, and sepsis. To date, Aridia has not been funded. In July 2001, we entered into a cooperative research and development agreement with the University of Pittsburgh Medical Center. The focus of this collaboration is to identify and evaluate new genetic markers for several cancers including lung, breast, esophagus, oral, head and neck cancer, and melanoma. In August 2001, we entered into a patent and technology licensing and supply agreement with Environmental Technologies Group, Inc., ("ETG"). ETG and the Company will collaborate to develop biological-agent detection systems for military and other domestic preparedness applications. In November 2001, we entered into a patent sublicense agreement with ETG and granted them the worldwide non-exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, Cepheid will receive royalties on ETG system sales and retain rights to commercialize the handheld system for other DNA-testing applications, including environmental testing and veterinary diagnostics. In addition, in May 2002, we announced that we were part of a Northrop-Grumman-led team selected by the US Postal Service for a pilot program to evaluate the use of the team's integrated DNA-based biothreat detection system in mail sorting facilities.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGMENTS

We consider certain accounting policies related to revenue recognition, the inventory reserve, and warranty accrual to be critical policies. Inherent in the Company's calculation of its inventory reserve and warranty accrual are certain estimates, assumptions and judgments including the amount of inventory obsolescence and warranty costs associated with products shipped. The Company maintains reserves for inventory obsolescence, and for warranty costs that it believes are reasonable and that are based on the Company's historical experience and current expectations for future performance of operations.

Revenue Recognition. The Company recognizes revenue from product sales when goods are shipped, when there is a persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return of exist for product sales. Contract revenues related to best efforts, research and development agreements and government grants are recognized as the related services are performed. Revenue is earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, with no continuing involvement required by the Company, are recognized on the earlier of the date the payments are received or when collection is assured. Under these agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

Inventory Reserve. The inventory reserve is established utilizing management's estimate of the potential future obsolescence of inventory. A substantial decrease in demand for the Company's product could lead to excess inventories and could require the Company to increase its reserve for inventory obsolescence.

Warranty Reserve. The warranty reserve was established utilizing management's estimate for the future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. A significant change in failure rates ofthe Company's Smart Cycler system could lead to increased warranty costs and could require the Company to increase its warranty reserve. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES

We derive our revenue principally from sales of our Smart Cycler system and disposable reaction tubes. Total revenues for the three and six months periods ended June 30, 2002 were $3.2 million and $5.6 million respectively, an increase over the prior year periods of $1.2 million or 57%, and $0.2 million or 3%, respectively. The increase for the three month period ended June 30, 2002 as compared to the prior year period was due to an increase in instrument sales, particularly of our Smart Cycler system as well as initial prototype sales of our GeneXpert system, and an increase in reagent and disposable sales, particularly disposable Smart Cycler reaction tubes and disposable GeneXpert cartridges. The increase for the six month period ended June 30, 2002 as compared to the prior year period was due increase sales of our Smart Cycler system and disposable reaction tubes as well as initial prototype sales of our GeneXpert system and disposable cartridges, partially offset by a decrease in government contract revenue. The decrease in government contract revenue was due to a decrease in the number of active contracts during the six month period ended June 30, 2002 as compared to the prior year corresponding period.

For the three and six month periods ended June 30, 2002 product sales from our distributors represented 49% and 62%, respectively,of total product sales (including instruments, reagents and disposables) and one direct customer that represented 15% of total product sales. There were no direct customers that represented greater than 10% of product sales for the same periods of the prior year.

COST OF PRODUCT SALES

Cost of product sales primarily consist of raw materials, subassemblies, completed electronics, quality assurance, facility, and warranty costs. Cost of product sales for the three and six month periods ended June 30, 2002 was $2.1 million and $3.7 million respectively, an increase over the prior year periods of $0.8 million or 64%, and $0.5 million or 15%, respectively. The increase for both the three and six months ended June 30, 2002 as compared to the prior year periods wasprimarily due to the corresponding increase in product sales. The product gross margin percentage for the three and six months ended June 30, 2002 was 21% and 25%, respectively, as compared to 12% and 16% for the comparable prior year periods. The improvement in product gross margin percentage for the three and six month periods ended June 30, 2002 as compared to the prior year periods was due to improved manufacturing economies of scale due to increased unit volumes of our Smart Cycler and disposable reaction tubes.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses primarily consist of salaries, prototype development costs, facility and patent legal expenses. Research and development expenses for the three and six month period ended June 30, 2002 were $4.6 million and $8.6 million respectively, an increase over the prior year periods of $1.0 million or 27% and $1.3 million or 17%, respectively. The increase for the three month period ended June 30, 2002 as compared to the prior year period was due to a $0.5 million increase in wages and other personnel related expenses based on increased headcount, a $0.6 million increase in facilities costs for our new company headquarters, and a $0.1 million increase in research and development supplies, partially offset by a $0.2 million decrease in non-cash deferred stock compensation. The increase for the six month period ended June 30, 2002 as compared to the prior year period was due to a $1.1 million increase in wages and other personnel related expenses based on increased headcount and a $0.8 million increase in facilities costs due to our new company headquarters, offset by a $0.6 million decrease in non-cash deferred stock compensation and a $0.1 million decrease in consulting expenses. Overall, research and development expenses increased for the three and six months ended June 30, 2002 as compared to the prior year comparable periods due to efforts to complete the development of our GeneXpert system. We expect that research and development expenses will continue at the same rate as the quarter ended June 30, 2002 for the second half of 2002 as we complete the final development of our GeneXpert product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of salaries, professional fees, facilities costs, accounting and human resource expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $2.1 million and $3.8 million, respectively, an increase over the prior year periods of $0.5 million or 30% and $0.8 million or 28%, respectively. The increase for the three months ended June 30, 2002 as compared to the prior year period is due to a $0.5 million increase in wages and other personnel related expenses based on increased headcount, a $0.1 million increase in investor relations, public relations, advertising and promotional expenses offset by a $0.1 million decrease in non-cash deferred stock based compensation. The increase for the six month period as compared to the prior year period is due to $0.9 million increase in wages and other personnel related expenses based on increased headcount, a $0.2 million increase in investor relations, public relations, advertising and promotions offset by a $0.3 million decrease in non-cash deferred stock compensation. We expect selling general and administrative expenses to trend higher in the second half of 2002 due to an increase in salaries and travel expenses primarily associated with our expanded direct sales force.

INTEREST INCOME, NET

Interest income, net for the three and six month period ended June 30, 2002 was $23,000 and $72,000 respectively, a decrease over the prior year period of $0.3 million or 93% and $0.8 million or 92%, respectively. The decrease for both the three and six months ended June 30, 2002 as compared to the prior year comparable periods was due to a decrease in our cash balance as well as decreased investment yield due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through proceeds generated from our initial public offering of our common stock on June 21, 2000, and through private sales of convertible preferred stock, contract payments to us under government and commercial research and development agreements, product sales and equipment financing arrangements. Through June 30, 2002, we received net proceeds of $65.8 million from issuances of common and convertible preferred stock. In addition, through June 30, 2002, we had financed equipment purchases and leasehold improvements totaling approximately $5.5 million. As of June 30, 2002, the Company had $3.1 million in equipment financing obligations. These obligations are secured by the equipment financed, bear interest at a weighted average fixed rate of 10.35% and are due in monthly installments through September 2005. Under the terms of some of the equipment financing agreement, a balloon payment is due at the end of each of the individual lease terms. In June 2002, our existing equipment line of credit was amended to allow us to borrow an additional $4.0 million of which we drew down $1.4 million during the second quarter ended June 30, 2002. In connection with this additional availablefunding, we entered into a negative covenant pledge agreement pursuant to which we must complete a cumulative $20 million equity financing by September 30, 2002. In the event that an equity financing is not completed by September 30, 2002, all funding will cease and we must provide a cash deposit or irrevocable letter of credit equivalent to 100% of all soft costs financed. Based on our borrowings as of June 30, 2002, this would mean that we would be required to provide a deposit or letter of credit for $0.9 million.

As of June 30, 2002, we had $16.3 million in cash, cash equivalents, and restricted cash as compared to $25.3 million as of December 31, 2001. Net cash used for operating activities was $7.4 million for the six months ended June 30, 2002, and $6.6 million for the six months ended June 30, 2001. The increase in net cash used in operating activities for the six months ended June 30, 2002 as compared to the prior year period was due to a $3.2 million increase in net loss and $0.8 million decrease in non-cash deferred stock compensation, partially offset by a $0.4 million increase in depreciation expense and a $2.7 million decrease in investment in working capital.

Net cash used in investing activities was made up primarily of capital expenditures for property and equipment which were $2.9 million for the six months ended June 30, 2002 compared to $0.8 million for the same period in 2001. The increase in capital expenditures is primarily the result of furniture and equipment for our new facility. Net cash provided by financing activities was made up primarily of proceeds from loan arrangements partially offset by principal payment under loan arrangements. For the six months ended June 30, 2002, we received proceeds from the loan arrangement of $1.4 million, offset by repayments of $0.5 million. For the first six months of 2001, we received proceeds from equipment financing arrangements of $0.6 million, partially offset by repayments of $0.5 million.

We expect to have negative cash flow from operations through at least the end of 2003. We expect to incur increasing research and development expenses, as well as expenses for manufacturing capabilities, marketing, selling, general and administrative costs and for additional personnel relating to our production and commercialization efforts for our GeneXpert product. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consistent with prior periods of fiscal 2002, we expect to average cash use of approximately $1.5 million per month for the remainder of 2002. For the six months ended June 30, 2002, cash used was $9.1 million. With a total cash and cash equivalent balance of $15.6 million at June 30, 2002, we believe that our existing capital will be sufficient to fund our currently anticipated operations through at least April 2003. We filed a shelf registration statement for the issuance of up to $35.0 million in debt and/or equity securities. This registration statement was declared effective on May 29, 2002. Because of our increased operating plans for the future as we prepare to commercially launch the GeneXpert system and increase marketing of our Smart Cycler system, and in light of our current cash balance, we are currently planning to raise additional capital, including possibly through the issuance of equity under the shelf registration statement. See "Factors That Might Affect Future Results-If we fail to raise additional capital, our ability to fund our operations and advance our development programs would be impaired and our business would be adversely affected" for a discussion of risks relating to the raising of additional capital through the sale of equity securities. To the extent our capital resources areinsufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that the capital we currently plan on raising or additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. Although we have no current plans, agreements or commitments providing for any acquisition, we may, if the opportunity arises, use net proceeds from an offering of equity or debt securities to acquire or invest in products, technologies or companies. Please see our annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 21, 2002, for information regarding our material contractual obligations and commitments.

FACTORS THAT MIGHT AFFECT FUTURE RESULTS

If we cannot successfully commercialize our GeneXpert system, we may never achieve profitability.

Our GeneXpert system is still in the development stage. We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of GeneXpert. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

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

If we incur operating losses for longer than we expect, we may not achieve or maintain profitability and may be unable to continue our operations.

We have experienced significant operating losses each year since our inception and expect to have negative cash flow from operations through at least the end of 2003, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and marketing, selling, general and administrative costs. For example, we experienced net losses of approximately $3.3 million in 1998, $7.9 million in 1999, $14.8 million in 2000, $15.5 million in 2001, and $10.5 million in the first half of 2002. As of June 30, 2002, we had an accumulated deficit of approximately $53.3 million. Our ability to become profitable will depend on market acceptance of our products, and we may never achieve profitability.

We may require licenses for new product features and products, and our strategic plans and growth could be impaired if we are unable to obtain such licenses.

We will need to introduce new products and product features in order to market our products to a broader customer base. Our products typically include various components that we license from third-party suppliers. Accordingly, our introduction of new products and product features could require us to obtain additional licenses. We may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our anticipated strategies and growth.

We will require licenses for certain reagents to produce a more complete solution, and our business will suffer if we are unable to obtain such licenses.

For certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We require licenses for many reagents. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. We may not be able to obtain licenses for certain reagents on commercially reasonable terms, if at all. Some of our competitors have rights to reagents. Our failure to obtain similar rights would limit our ability to offer a system that includes reagents and would adversely affect our competitive position and our performance.

The regulatory approval process is expensive, time-consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

Some of our products, depending upon their intended use, will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. Products, such as the GeneXpert, used for clinical diagnostic purposes will require such approval. To date, we have not sought approval from the FDA or any foreign governmental body for the commercial sale of any of our products. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We expect our collaborators generally to direct the regulatory approval process for many of our products. There are no assurances that they will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

In addition, our failure or the failure of our collaborators to comply with regulatory requirements applicable to our products could result in significant sanctions, including:

  injunctions;
  recall or seizure of products;
  withdrawal of marketing clearances or approvals; and
  fines, civil penalties and criminal prosecutions.

If we fail to respond to changing technologies, demand for our products and our ability to enhance our revenues will suffer.

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance; we might be unable to attract new customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may also need to modify our manufacturing processes with respect to changes in product design or new product introductions.

We might not be successful in developing and marketing product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance.

If our competitors and potential competitors develop products and technologies that make our products obsolete, our competitive position and results of operations would suffer.

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that these competitors will include:

  companies developing and marketing sequence detection systems for life sciences research products;
  healthcare companies that manufacture laboratory-based tests and analyzers;
  diagnostic and pharmaceutical companies; and
  companies developing drug discovery technologies.

If we succeed in developing products in these areas, we will face competition from both established and development-stage companies that continually enter these markets.

In many instances, particularly in the clinical diagnostics area, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. We also directly compete with a number of these organizations to recruit personnel, especially scientists and technicians.

In addition, several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products, or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that may prevent us from successfully commercializing our products.

Our participation in the U.S. Postal Service or any other pilot program may not result in contracts or revenues.

The pilot program with the U.S. Postal Service (USPS) is competing with another pilot program, is subject to uncertain future funding levels, which can result in the extension or termination of programs, and is highly sensitive to changes in national and international priorities and U.S. government budgets. In addition, if components developed by us or our collaborators in the program fail to meet specifications, the entire proposal team could be rejected. In this and any future pilot programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units, so, even if we are awarded a contract, we are subject to our customers' spending patterns and budgetary cycles. Accordingly, our participation in the USPS pilot program and any other pilot program is subject to a number of risks and uncertainties and may never yield revenues. Our failure to benefit from the USPS pilot program and any future pilot programs in which we may participate would adversely affect our anticipated growth and results of operations.

If our products do not perform as expected, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

Our success depends on the market's confidence that we can provide reliable, high quality genetic and DNA testing systems. Our customers are likely particularly sensitive to product defects and errors because of the use of our products in the life sciences research, biothreat applications and genetic management of disease markets. Our reputation and the public image of our products may be impaired for any of the following reasons:

  failure of products to perform as expected;
  a perception that our products are difficult to use; and
  litigation concerning the performance of our products or our technology.

Even after any underlying problems are resolved, any manufacturing defects or performance errors in our products could result in lost revenue, delay in market acceptance, damage to our reputation, increased service and warranty costs, and claims against us.

If product liability lawsuits are successfully brought against us, we may face reduced demand for our products and incur significant liabilities.

We face an inherent business risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm. We cannot be certain that we can successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:

  decreased demand for our products;
  injury to our reputation;
  costs of related litigation; and
  substantial monetary awards to plaintiffs.

If we are the subject of a successful product liability lawsuit which exceeds the limits of any insurance coverage we may obtain, we may not be able to obtain insurance for such potential liability on acceptable terms with adequate coverage or may be excluded from coverage under the terms of the policy. If we are not able to maintain insurance on acceptable terms, we may incur substantial liabilities, which would adversely affect our earnings and financial condition.

The September 11, 2001 terrorist attacks have created increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks have created an increase in demand for biothreat detection systems. However, we are uncertain what the long-term impact will be on our product sales. Additionally, it is uncertain what, if any, solutions will be adopted as a result of the terrorism and whether we will be a part of the ultimate solution. Additionally, should our products be considered as a part of the solution for the detection of a bioterrorist attack, it is unclear what the level and how quickly funding may be made available. These factors may adversely impact us and create unpredictability in our revenues and operating results.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty selling our products and services.

We believe that our success in penetrating our target markets and in bidding for certain kinds of contracts (such as the USPS pilot program) depends in part on our ability to develop and maintain collaborative relationships with key companies. However, our collaborative partners may not be able to perform their obligations as expected or devote sufficient resources to the development, supply or marketing of potential products developed under these collaborations.

Currently, our significant collaborative partners include:

  Innogenetics N.V. for development of products integrating each partner's proprietary technologies;
  Infectio Diagnostics, Inc. in a joint venture to develop a line of assays adapted to our systems;
  Environmental Technologies Group Inc. which will market and sell products utilizing our I-CORE and microfluidic sample preparation technology; and
  Northrop Grumman Corp.'s Automation and Information Systems Division, Sceptor Industries and Environmental Technologies Group Inc., with whom we will jointly install and test bio-threat detection systems in a pilot program for the USPS.

Relying on these or other collaborative relationships is risky to our future success because, among other things:

  our collaborative partners may not devote sufficient resources to the success of our collaboration;
  our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
  our collaborations may be unsuccessful;
  our collaborative partners may develop technologies or components competitive with our products;
  components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;
  some agreements with our collaborative partners may terminate prematurely due to disagreements or may result in litigation between the partners;
  our existing collaborations may preclude us from entering into additional future arrangements; or
  we may not be able to negotiate future collaborative arrangements on acceptable terms.

If we are unable to manufacture the GeneXpert system and reagents in sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue or have reduced margins.

We are in the process of launching our manufacturing process for our GeneXpert system and reagents to support our commercial sales. We have limited manufacturing experience, and we cannot assure you that manufacturing or quality control problems will not arise as we attempt to produce our GeneXpert systems or reagents, or that we can scale-up manufacture and quality control in a timely manner or at commercially reasonable costs. If we are unable to manufacture GeneXpert systems or reagents consistently on a timely basis because of these or other factors, our product sales will be negatively affected.

Our manufacturing facilities, where we produce the Smart Cycler system and the GeneXpert system, cartridges and reagents, will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies with the launch of a diagnostic product. These facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we fail to maintain our facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, the manufacturing process could be suspended or terminated, which would impair our business.

If our direct selling efforts for the Smart Cycler system fail, our business expansion plans could suffer and our ability to generate revenue will be diminished.

We are utilizing a direct sales force to market our Smart Cycler system in some markets. We have a small sales force and limited experience in the direct sale of our products to these markets. The biothreat testing market in particular is expanding in the aftermath of the events of September 11, 2001 and subsequent fears of the use of biological weapons. Failure to effectively promote and sell our Smart Cycler system in these markets could have a negative impact on their market acceptance. If our systems fail to penetrate these expanding markets, this could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

If we fail to effectively manage our modifications and planned modifications to our distribution network, our sales could decline.

In addition, we are currently in the process of modifying our distribution network, phasing in new distributors, changing our relationships with our existing distributors and increasing our direct sales efforts. These relationships are new and we cannot predict whether they will be successful. Furthermore, we have limited experience and infrastructure for managing a larger network of distributors. If we cannot effectively manage this new broader network of distributors, our sales and marketing efforts in these geographic areas would be adversely affected and our operating results could suffer.

If our distributor relationships fail, our ability to market and sell our Smart Cycler systems in the life sciences research market would be harmed and our financial performance will be adversely affected.

We are dependent on relationships with distributors for the marketing and sales of Smart Cycler in the life sciences research market in various geographic regions and we have a limited ability to influence their efforts. For example, Takara Shuzo Co., Ltd. is the exclusive distributor of Smart Cycler in the life sciences research market inJapan, South Korea and Taiwan and BioSynTech Sdn Bhd is the exclusive distributor in Malaysia and Singapore. We also rely on various distributors for our sales of Smart Cycler in the European life sciences research market. Relying on distributors for our sales and marketing in these regions is risky to our future for various reasons, including:

  agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;
  our distributors may not devote sufficient resources to the sale of products;
  our distributors may be unsuccessful;
  our existing relationships with distributors may preclude us from entering into additional future arrangements; and
  we may not be able to negotiate future distributor agreements on acceptable terms.

We may be subject to third- party claims that we require additional licenses for our products, and such claims could interfere with our business.

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. For example, we are aware that Applied Biosystems (formerly PE Biosystems) has patents for thermal cycling limited to the fields of life sciences research, industrial testing, aspects of identity testing and forensics. While we believe that our current products do not require us to obtain a license from Applied Bioystems or other companies, it is possible that they could disagree. Obtaining such a license could be costly and could materially harm our results of operations and future cash flows. Failing to obtain a license could result in litigation which may consume our resources and lead to significant damages, royalty payments or an injunction on the sale of our currently existing products.

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We plan to seek licenses, as we deem appropriate; however, it is possible that we may unintentionally infringe upon these patents or proprietary rights of third parties. In response, third parties may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If inadequately protected, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

Our international operations and proposed expansion subject us to additional risks and costs.

Our international operations are subject to a number of difficulties and special costs, including:

  costs of customizing products for foreign countries;
  laws and business practices favoring local competitors;
  dependence on local vendors;
  uncertain regulation of electronic commerce;
  compliance with multiple, conflicting and changing governmental laws and regulations;
  longer sales cycles;
  potential for exchange and currency risks;
  greater difficulty in collecting accounts receivable;
  import and export restrictions and tariffs;
  difficulties staffing and managing foreign operations;
  multiple conflicting tax laws and regulations; and
  political and economic instability.

We intend to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract distribution partners that will be able to market our products effectively.

Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business.

The nature of our products may also subject us to export control regulation by the U.S. Department of State and the Department of Commerce. Violations of these regulations can result in monetary penalties and denial of export privileges.

If our single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

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

We expect that our operating results will fluctuate significantly, and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

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

Broad market fluctuations in our stock price could result in the loss of market makers for our common stock, which could, in turn, result in a decline in the price of our common stock. To maintain our eligibility for listing on Nasdaq, we must maintain a minimum number of market makers and meet and maintain other eligibility requirements, including a minimum trading value of our common stock. A prolonged decline in the price of our common stock could effect the operation of our business by severely limiting our ability to raise capital or to use our common stock in connection with acquisitions. In addition, a decline in the price of our common stock below $5 per share could also affect the disclosure and suitability obligations for broker dealers and would limit the marketability of our common stock.

If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development and selling, general and administrative expenses are not significantly affected by variations in revenue.

If we fail to obtain an adequate level of reimbursement for our products from third-party payers, our ability to sell products in some markets would be harmed.

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

If we fail to retain key members of our staff, our ability to conduct and expand our business would be impaired.

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as manufacturing, quality control, project management, microbiology, software engineering, mechanical engineering and electrical engineering. Our business is located in Silicon Valley, California, where demand for personnel with these skills is high and is likely to remain high. As a result, competition for, and retention of, personnel, particularly for employees with technical expertise, is intense and the turnover rate is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

If we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

If we fail to raise additional capital, our ability to fund our operations and advance our development programs would be impaired and our business would be adversely affected.

Although we anticipate that our existing capital resources will enable us to maintain currently planned operations through at least April 2003, this expectation is based on our current operating plan and may change as a result of many factors, including market acceptance of our products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include rights preferences and priviledges senior to those of our common stock.

We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, if at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

If a catastrophe strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

Our manufacturing facilities are located in Sunnyvale, California. Even though we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since the manufacturing facilities are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, if at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our exposure to market risk during the six months ended June 30, 2002 which would require an update to the disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

On July 17, 2002, Fisher Scientific Company L.L.C. ("Fisher") filed a lawsuit against Cepheid ("Cepheid") in the United States District Court in the Western District of Pennsylvania (Case No. 02 CV1257). Fisher also filed a motion for a Temporary Restraining Order and/or Preliminary Injunction against Cepheid on the same day.

The complaint alleges that on July 15, 2002, Cepheid discussed changes in its distribution relationship with Fisher in a press release announcing Cepheid's results of operations for the six months ended June 30, 2002 and in response to questions during the conference call related to such press release. Fisher contends, among other things, that these discussions breached the terms of a specific paragraph in the parties' distribution agreement that required advance notice of disclosure regarding Cepheid's relationship with Fisher. The complaint seeks an injunction against further disclosures without advance notice and an unspecified amount of damages.

Fisher's motion for a temporary restraining order was denied after a hearing on July 17, 2002.

Because this case is in its preliminary stages, Cepheid cannot predict the ultimate outcome of this matter. However, Cepheid believes the allegations are without merit, and Cepheid intends to vigorously defend itself against this claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 28, 2002 we held our annual meeting of shareholders. The following items were submitted to a vote of shareholders:

(a) To elect two Class III members currently serving on the Board of Directors to three year terms.

Election of Directors	Votes For	Votes Withheld
Thomas L. Gutshall	21,183,802	99,231
Hollings C. Renton	21,181,448	101,585
Robert J. Easton	21,184,460	98,573

As a result, Mr. Gutshall, Mr. Renton, and Mr. Easton were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Kurt Petersen, Ph.D., John L. Bishop, Cristina H. Kepner, Dean O. Morton and Gerald S. Casilli.

(b) To ratify the appointment of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 2002.

Votes
For	20,709,010
Against	401,482
Abstain	20,696

 The appointment was approved.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

Exhibit 3.01 Amended and Restated Bylaws
Exhibit 4.01 Specimen Common Stock Certificate
Exhibit 10.1 Offer Letter to Mr. John Sluis from Cepheid dated May 31, 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 31tst day of July, 2002.

CEPHEID (Registrant)
By: /s/ John L. Bishop____________ John L. Bishop Chief Executive Officer and Director (Duly Authorized Officer)
By: /s/ John R. Sluis John Sluis Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
Exhibit 3.01	Amended and Restated Bylaws
Exhibit 4.01	Specimen Common Stock Certificate
Exhibit 10.1	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002