Form 10-Q
period 2002-09-30
CEPHEID
filed 2002-11-14
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-0030755

Cepheid
(Exact name of registrant as specified in its charter)

California	77-0441625
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

904 Caribbean Drive
Sunnyvale, California    94089-1189
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

    As of November 12, 2002, there were 30,830,771 shares of Common Stock outstanding.

Cepheid
Report on Form 10-Q for the
Quarter Ended September 30, 2002
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	**

Consolidated Condensed Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001	**

Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 1. Legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults Upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5: Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                         September 30,   December 31,
                                                            2002            2001 (1)
                                                       --------------  -------------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................ $       20,290  $      15,905
   Short term investments ...........................             --          8,775
   Restricted cash ..................................            661            661
   Accounts receivable ..............................          2,901          2,020
   Inventory ........................................          3,571          3,568
   Prepaid expenses and other current assets ........            508            338
                                                       --------------  -------------
     Total current assets ...........................         27,931         31,267
Property and equipment, net .........................          5,271          3,175
Other assets ........................................             --             50
                                                       --------------  -------------
     Total assets ................................... $       33,202  $      34,492
                                                       ==============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................. $        2,029  $         587
   Accrued compensation .............................          1,935            778
   Other accrued liabilities ........................          1,923          1,399
   Current portion of equipment financing ...........          1,480          1,029
   Current portion of deferred rent .................            152             32
                                                       --------------  -------------
     Total current liabilities ......................          7,519          3,825
Equipment financing, less current portion ...........          1,939          1,167
Deferred rent, less current portion .................            105             22

Commitments

Shareholders' equity:
   Common stock .....................................         75,406         65,459
   Additional paid-in capital .......................          7,567          7,694
   Deferred stock-based compensation ................           (236)          (833)
   Accumulated other comprehensive income ( loss) ...              3             (7)
   Accumulated deficit ..............................        (59,101)       (42,835)
                                                       --------------  -------------
     Total shareholders' equity .....................         23,639         29,478
                                                       --------------  -------------
     Total liabilities and shareholders' equity ..... $       33,202  $      34,492
                                                       ==============  =============

(1) The balance sheet at December 31, 2001 has been derived from the audited financial statements at the date which are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to Condensed Consolidated Financial Statements

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                    Three Months Ended     Nine  Months Ended
                                                      September 30,         September 30,
                                                   --------------------  --------------------
                                                      2002       2001       2002       2001
                                                   ---------  ---------  ---------  ---------
Revenues:

Instrument sales ................................ $   3,315  $   1,887  $   7,814  $   5,523
Reagents and disposables sales ..................       450         89        949        296
License and royalty revenue .....................        71         --        200         --
Contract revenue ................................       593        815      1,038      2,362
                                                   ---------  ---------  ---------  ---------
Total revenues ..................................     4,429      2,791     10,001      8,181
                                                   ---------  ---------  ---------  ---------

Operating costs and expenses:
Cost of product sales ...........................     2,928      1,394      6,672      4,637
Research and development.........................     4,546      3,783     13,110     11,091
Selling, general, and administrative.............
  Recurring expenses...............................   2,233      1,869      6,073      4,866
  Severance expenses...............................     238         --        238         --
  Total............................................   2,471      1,869      6,311      4,866
Restructuring expenses.............................     262         --        262         --
                                                   ---------  ---------  ---------  ---------
Total operating costs
 and expenses ...................................    10,207      7,046     26,355     20,594
                                                   ---------  ---------  ---------  ---------
Loss from operations ............................    (5,778)    (4,255)   (16,354)   (12,413)
Interest income, net ............................        17        229         88      1,094
                                                   ---------  ---------  ---------  ---------
Net loss ........................................    (5,761)    (4,026)   (16,266)   (11,319)
Net loss per share, basic and diluted............ $   (0.20) $   (0.15)     (0.59)     (0.44)
                                                   =========  =========  =========  =========
Shares used in computing net loss per share,
 basic and diluted ..............................    29,302     26,054     27,342     25,861
                                                   =========  =========  =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                             Nine  Months Ended
                                                               September 30,
                                                           --------------------
                                                               2002       2001
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................ $ (16,266) $ (11,319)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................     1,561        960
    Amortization of deferred stock-based compensation ...       469      1,748
    Amortization of deferred rent .......................       202        (17)
    Changes in operating assets and liabilities:
       Accounts receivable ..............................      (880)       665
       Inventory ........................................        (3)    (2,237)
       Prepaid expenses and other assets ................      (120)       253
       Accounts payable and other current liabilities ...     1,976        558
       Accrued compensation .............................     1,157        398
                                                           ---------  ---------
Net cash used in operating activities ...................   (11,904)    (8,991)
                                                           ---------  ---------
INVESTING ACTIVITY:
Capital expenditures ....................................    (3,656)    (1,275)
Proceeds from maturities of marketable securities .......     8,775         --
                                                           ---------  ---------
Net cash provided by (used in) investing activities .....     5,119     (1,275)
                                                           ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of common shares .............     9,947        256
Proceeds from notes receivable from shareholder ...........      --         35
Proceeds from loan arrangements .........................     2,094        748
Principal payments under loan arrangements ..............      (871)      (756)
                                                           ---------  ---------
Net cash  provided by financing activities ..............    11,170        283
                                                           ---------  ---------

Net (decrease) in cash and cash equivalents .............     4,385     (9,983)
Cash and cash equivalents at beginning of period ........    15,905     39,698
                                                           ---------  ---------
Cash and cash equivalents at end of period .............. $  20,290  $  29,715
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

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Cepheid and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped, there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exist for the Company's products except in the case of damaged goods.

Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non- refundable contract fees for which no further performance obligations exist, with no continuing involvement required on the part of the Company, are recognized on the earlier of the date the payments are received or when collection is assured. Under research and development agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

Warranty Accrual

The Company warrants its products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first- out ("FIFO") method.

The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management's estimate of the potential future obsolescence of inventory.

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Other comprehensive loss consists of unrealized losses on available-for-sale marketable securities. Total accumulated other comprehensive income is presented as a separate component of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets. Comprehensive loss for the quarters ended September 30, 2002 and 2001 totaled $5,761,000 and $4,026,000, respectively, and for the nine month periods ended September 30, 2002 and 2001, totaled $16,266,000 and $11,319,000, respectively.

3. SIGNIFICANT CONCENTRATIONS

The Company distributes its products through its direct sales force and through third-party distributors. For the three and nine month periods ended September 30, 2002, product sales through distributors represented 43% and 56%, respectively, of total product sales (consisting of sales of instruments, reagents and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 29%, 11%, and 3%, respectively, of total product sales for the quarter ended September 30, 2002, and 38%, 15%, and 3%, respectively, of total product sales for the nine months ended September 30, 2002. For the same quarter of the previous year, distributors in the United States, the Far East, and Europe accounted for 45%, 1% and 0.6%, respectively of total product sales, and for the same nine month period of the previous year, accounted for 42%, 21% and 15% of total product sales, respectively. There were no direct customers that represented greater than 10% of total product sales for either the three or nine months ended September 30, 2002 or the corresponding periods of the prior year.

The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalent debt securities.

4. NET LOSS PER COMMON SHARE

Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company's right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                            Three Months Ended     Nine  Months Ended
                                                              September 30,         September 30,
                                                           --------------------  --------------------
                                                              2002       2001       2002       2001
                                                           ---------  ---------  ---------  ---------
                                                                (unaudited)           (unaudited)
Net loss  ............................................... $  (5,761) $  (4,026) $ (16,266) $ (11,319)
                                                           =========  =========  =========  =========
Basic and diluted:

Weighted-average shares of common stock outstanding .....    29,419     26,458     27,582     26,426
Less: weighted-average shares subject to repurchase .....      (117)      (404)      (240)      (565)
                                                           ---------  ---------  ---------  ---------
Shares used in computing basic and diluted net
  loss per  share .......................................    29,302     26,054     27,342     25,861
                                                           =========  =========  =========  =========

Basic and diluted net loss per  share ................... $   (0.20) $   (0.15) $   (0.59) $   (0.44)
                                                           =========  =========  =========  =========

5. INVENTORY

The components of inventories (in thousands) are as follows:

                                                         September 30,   December 31,
                                                            2002           2001
                                                       --------------  -------------
                                                        (unaudited)
      Raw materials ................................. $        2,171  $       1,877
      Work in process ...............................          1,268          1,387
      Finished goods ................................            132            304
                                                       --------------  -------------
                                                      $        3,571  $       3,568
                                                       ==============  =============

6. COMMON STOCK OFFERING

On August 1, 2002, the Company completed the sale of 4,000,000 shares of common stock at price of $2.65 per share. The shares were sold pursuant to an existing shelf registration statement. The offering resulted in net proceeds to us of approximately $9.5 million, net of issuance costs of approximately $1.1 million.

7. RESTRUCTURING EXPENSES

In September 2002, the Company announced and implemented a restructuring plan. The restructuring plan resulted in the elimination of approximately 15% of the Company's workforce in primarily the research and development functions. As a result of this plan, the Company recorded a restructuring charge of $262,000. The charge consisted primarily of severance costs for affected employees, professional fees, and the write-off of impaired assets. The purpose of the restructuring plan was to realign our workforce to reflect our shift in emphasis from research and development to manufacturing and marketing of genetic- based instrument and reagent systems. The following table summarizes the Company's restructuring charge activity for the three months ended September 30, 2002 (in thousands):

	Restructuring Expense	Cash Payments	Write-Off of Impaired Assets	Balance at September 30, 2002
Severance and Benefits	$ 210	($66)	-	$144
Professional and Other Fees	25	-	-	25
Write-Off of Impaired Assets	27		(27)	-
Total	$ 262	($66)	($ 27)	$169

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q, including without limitation the information under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain or refer to forward-looking statements within the meaning of the federal securities laws. We also may provide oral or written forward-looking statements in other materials we release to the public from time to time. Statements that are not statements of historical fact are forward-looking statements. They are based on current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated in our forward- looking statements. These risks and uncertainties include the impact of the factors set forth under "Factors That Might Affect Future Results." We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We develop, manufacture, and market fully integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures. Based on state- of-the-art microfluidic and microelectronic technologies, our easy-to-use systems analyze complex biological samples in disposable cartridges designed to rapidly and automatically perform all of the steps associated with sophisticated molecular biological procedures. We are focusing our efforts on those applications where rapid genetic and DNA testing is particularly important, such as the infectious disease, biothreat and cancer testing markets. In particular, we have designed our systems to be capable of use in genetic management of disease, performing a broad range of genetic tests that include identifying infectious organisms, evaluating at-risk populations for the early detection of disease such as cancer, determining the stage of the disease and assessing what might be the most effective therapy. We have also designed our systems to rapidly detect food, air and water contaminants through genetic identification of disease causing agents.

We commenced commercial sales of our first product, the Smart Cycler, in May 2000. The Smart Cycler is a DNA amplification and detection system initially directed at the life sciences research market. Prior to the second quarter of 2001, we marketed our Smart Cycler primarily through distributors. During the second and third quarters of 2001, we established a small direct sales force that focused initially on the food quality and biothreat testing markets, and other markets outside of life science research. We have been expanding the size of this direct sales force in the United States and have begun to sell directly into the life science research market with the termination of the exclusivity of our distributor agreement in the United States. We expect to release the second version of our Smart Cycler product, Smart Cycler II in the fourth quarter of 2002.

Our GeneXpert system, currently in the final stages of development, integrates automated sample preparation with our Smart Cycler amplification and detection technology. We expect to launch the GeneXpert system in unregulated markets in the second or third quarter of 2003. Following clinical trials and FDA approval, we anticipate commercial launch of the GeneXpert system to the clinical market in late 2004.

We are collaborating with strategic partners to develop assays across a broad range of markets for both the Smart Cycler and GeneXpert. In February 2000, we formed Aridia Corp. ("Aridia"), a joint venture with Infectio Diagnostic, Inc ("IDI"). The focus of that collaboration is to develop a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections such as Group B Streptococcus, antibiotic resistant bacteria, meningitis, and sepsis. In July 2001, we entered into a cooperative research and development agreement with the University of Pittsburgh Medical Center under which we are collaborating to identify and evaluate new genetic markers for several cancers including lung, breast, esophagus, oral, head and neck cancer, and melanoma. In August 2001, we entered into a patent and technology licensing and supply agreement with Smiths Detection, formerly Environmental Technologies Group, Inc., ("Smiths"). Under this agreement, we are collaborating to develop biothreat detection systems for military and other domestic preparedness applications. In November 2001, we entered into a patent sublicense agreement with Smith and granted them the worldwide non-exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, we receive royalties on any Smiths system sales and retain rights to commercialize the handheld system for other DNA-testing applications, including environmental testing and veterinary diagnostics. In May 2002, we announced that we were part of a Northrop-Grumman-led team selected by the U.S. Postal Service ("USPS") for a pilot program to evaluate the use of the team's integrated DNA-based biothreat detection system ("BDS") in mail sorting facilities. In October 2002, we entered into a collaborative agreement with the Applied Biosytems Group of Applera Corporation ("ABI") to develop reagents designed to detect biothreat agents for us with our GeneXpert system and cartridges in the USPS BDS environment if the USPS implements a biothreat detection program incorporating our technology. The agreement calls for ABI and us to share profits realized on the sale of these reagents.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGMENTS

We consider certain accounting policies related to revenue recognition, the inventory reserve, and warranty accrual to be critical policies. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual are certain estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.

Revenue Recognition. We recognize revenue from product sales when goods are shipped, when there is a persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exists for our products with the exception of damaged goods. Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non-refundable contract fees for which no further performance obligations exist, with no continuing involvement required by us are recognized on the earlier of the date the payments are received or when collection is assured. Under research and development agreements, we are required to perform specific research and development activities and are reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed. Determining whether the elements required for us to recognize revenue are present (including, for example, determining whether there is sufficient evidence that an arrangement existing, the collectibility of billings and whether contractual performance obligations and milestones have been met) requires us to make estimates, assumptions and judgments that affect our operating results.

Inventory Reserve and Warranty Accrual. We maintain reserves for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance of operations. The inventory reserve is established utilizing management's estimate of the potential future obsolescence of inventory. A substantial decrease in demand for our product could lead to excess inventories and could require us to increase our reserve for inventory obsolescence.

Our warranty accrual is established utilizing management's estimate for the future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. A significant change in failure rates of our Smart Cycler system could lead to increased warranty costs and could require us to increase our warranty reserve. If such adverse conditions were to occur, we cannot readily predict what effect on our financial condition or results of operations would result, as any such effect would depend on both future results of operations and the magnitude and timing of the adverse conditions.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

We derive our revenue principally from sales of our Smart Cycler system and associated disposable reaction tubes and, to a lesser extent, from contractual payments for services rendered in research and development arrangements. Total revenues for the three and nine month periods ended September 30, 2002 were $4.4 million and $10.0 million respectively, an increase over the corresponding prior year periods of $1.6 million or 59%, and $1.8 million or 22%, respectively. The increase in total revenues for the three and nine month periods ended September 30, 2002 as compared to the corresponding prior year periods, was due to an overall increase in product sales offset by a decline in contract revenues. Product sales for the three and nine months ended September 30, 2002 were $3.8 million and $8.8 million respectively, an increase over the prior year periods of $1.8 million or 91% and $2.9 million or 51%, respectively. The increase in product sales for the three and nine month periods ended September 30, 2002, as compared to the corresponding prior year periods, was due to a 76% and 42% increase respectively, in instrument sales, particularly of the Smart Cycler system, initial prototype sales of our GeneXpert system and an increase of more than 400% and 200% respectively, in reagent and disposable sales, particularly our disposable Smart Cycler reaction tubes. The increase resulted from the growth of sales through our international distribution network and direct sales force in the United States, and growing market acceptance of the Smart Cycler system. For the three and nine month periods ended September 30, 2002 product sales through distributors represented 43% and 56%, respectively, of total product sales (including instruments, reagents, and disposables). There were no direct customers that represented greater than 10% of product sales for either the three or nine months ended September 30, 2002, or for the corresponding periods of the prior year.

Contract revenues for the three and nine month period ended September 30, 2002 were $0.6 million and $1.0 million respectively, a decrease from the corresponding prior year periods of $0.2 million or 27% and $1.3 million or 56%, respectively. The decrease was primarily driven both by a decline in the number of active contracts being worked on during the three and nine month periods ended September 30, 2002 as compared to the corresponding prior year periods. We expect contract revenues to continue to decrease slightly in absolute dollars through the next fiscal year as we continue to increase our product marketing efforts and shift our business away from research and development.

COST OF PRODUCT SALES

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility and warranty costs. Cost of product sales for the three and nine month periods ended September 30, 2002 was $2.9 million and $6.7 million respectively, an increase over the corresponding prior year periods of $1.5 million or 110%, and $2.0 million or 44%, respectively. The increase in absolute dollars of cost of product sales for both the three and nine months ended September 30, 2002 as compared to the corresponding prior year periods, was primarily due to the increase in product sales and warranty costs. The product gross margin percentage for the three and nine month periods ended September 30, 2002 was 22% and 24%, respectively, as compared to 29% and 20% for the corresponding prior year periods. The decline in product gross margin percentage for the three month period ended September 30, 2002, as compared to the corresponding prior year period, was primarily due to increased warranty costs offset by improved manufacturing economies of scale. In the three month period ended September 30, 2002, we incurred approximately $350,000 in warranty costs to enhance the reliability of the Smart Cycler system which contributed to the lower product gross margin percentage for the quarter. The increase in the product gross margin percentage for the nine-month period ended September 30, 2002, as compared to the corresponding prior year period was primarily due to improved manufacturing economies of scale offset by increased warranty costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of salaries, deferred stock compensation, research and development materials and facility costs, and legal expenses for intellectual property protection and regulatory matters. Research and development expenses for the three and nine month periods ended September 30, 2002 were $4.5 million and $13.1 million, respectively, an increase over the corresponding prior year periods of $0.7 million or 20% and $2.0 million or 18%, respectively. The increase for the three month period ended September 30, 2002, as compared to the corresponding prior year period, was due to a $0.4 million increase in wages and other personnel related expenses based on increased headcount, a $0.4 million increase in facilities costs for our new company headquarters, and a $0.2 million increase in research and development materials primarily relating to the USPS pilot program, partially offset by a $0.3 million decrease in non-cash deferred stock compensation. The increase for the nine month period ended September 30, 2002 as compared to the corresponding prior year period was due to a $1.5 million increase in wages and other personnel related expenses based on increased headcount, a $1.1 million increase in facilities costs for our new company headquarters and a a $0.3 million increase in research and development supplies primarily relating to the USPS pilot program, offset by a $0.9 million decrease in non-cash deferred stock compensation. The overall increase in research and development expenses increased for the three and nine months ended September 30, 2002 as compared to the corresponding prior year periods was primarily related to our to our efforts to complete the development of the GeneXpert system. We expect that our research and development expenses will decline in the fourth quarter of 2002 due to our reduction in force in September 2002, and will increase slightly in future quarters of 2003 from the fourth quarter of 2002 as we realign or add where necessary to our existing resources to further our product development efforts, particularly with respect to developing additional assays for the Smart Cycler and GeneXpert systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of salaries, deferred stock compensation, severance costs, accounting and other professional fees, facilities costs, and human resource expenses. Selling, general and administrative expenses for the three and nine month periods ended September 30, 2002 were $2.5 million and $6.3 million, respectively, an increase over the corresponding prior year periods of $0.6 million or 32% and $1.4 million or 30%, respectively. The increase for the three months ended September 30, 2002, as compared to the corresponding prior year period was due to a $0.3 million increase in salaries and personnel related expenses based primarily on increased sales and marketing and executive headcount, $0.2 million in severance costs, and a $0.1 million increase in sales commissions due to increased product sales. The increase for the nine month period ended September 30, 2002, as compared to the corresponding prior year period, was due to a $1.1 million increase in salaries and other personnel related expenses based primarily on increased sales and marketing and executive headcount, $0.2 million in severance costs, a $0.2 million increase in sales commissions based on increased product sales, and a $0.3 million increase in advertising and promotional costs partially offset by a $0.4 million decrease in non-cash deferred stock compensation. We expect that our selling general and administrative expenses will decline slightly in the fourth quarter of 2002 due to our reduction in force in September 2002, and will increase moderately in future quarters of 2003 from the fourth quarter of 2002 as we realign our existing resources or add where necessary in order to continue to execute our business strategy, particularly with respect to our efforts to increase European sales.

RESTRUCTURING EXPENSES

We incurred restructuring expenses of $262,000 related to the restructuring plan that we completed during the three months ended September 30, 2002. The restructuring charge was primarily composed of severance costs for affected employees, professional fees and the write-off of impaired assets. In connection with the plan, headcount was reduced by approximately 15%. The purpose of the restructuring plan was to realign our workforce to reflect our shift in emphasis from research and development to manufacturing and marketing of genetic-based instrument and reagent systems. As a result of the restructuring plan, we expect that we will realize a near-term reduction in our annual operating expenses of approximately $3.5 million. However, we will be redeploying a portion of those savings in 2003 as we expand our commercialization activities.

INTEREST INCOME, NET

Interest income, net for the three and nine month periods ended September 30, 2002 was $17,000 and $88,000, respectively, a decrease from the corresponding prior year periods of $0.2 million or 93% and $1.0 million or 92%, respectively. The decrease for both the three and nine months ended September 30, 2002, as compared to the prior year corresponding periods was due to a decrease in cash balance as well as decreased investment yield due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had $20.9 million in cash, cash equivalents, short term investments, and restricted cash as compared to $25.3 million as of December 31, 2001. Net cash used for operating activities was $11.9 million for the nine months ended September 30, 2002, and $9.0 million for the nine months ended September 30, 2001. The increase in net cash used in operating activities for the nine months ended September 30, 2002 as compared to the corresponding prior year period was composed of a $4.9 million increase in net loss and a $1.3 million decrease in non-cash deferred stock compensation, offset by a $0.6 million increase in depreciation expense and a $2.7 million decrease in investment in working capital.

Through September 30, 2002, we had received net proceeds of $75.4 million from sales of common and convertible preferred stock including net proceeds of $9.5 million from the sale of 4,000,000 shares of common stock under a shelf registration statement, net of issuance costs of $1.1 million. In addition through September 30, 2002, we had financed equipment purchases and leasehold improvements totaling approximately $6.2 million. As of September 30, 2002, we had $3.4 million in equipment financing obligations. These obligations are secured by the financed equipment, bear interest at a weighted average fixed rate of 10.02% and are due in monthly installments through September 2005. Under the terms of our current equipment financing agreement, a balloon payment is due at the end of each individual lease term for an item of equipment. In June 2002, our existing equipment line of credit was amended to allow us to borrow an additional $4.0 million of which we drew down $1.4 million in the second quarter of 2002 and $0.7 million in the third quarter of 2002. In connection with this amendment, we entered into a negative covenant pledge agreement pursuant to which we were required to complete a cumulative $20.0 million equity financing by September 30, 2002 or all funding under the equipment line of credit would cease and we would be required to provide a cash deposit or irrevocable letter of credit equivalent to 100% of all soft costs financed. We did not complete the required level of cumulative equity financing prior to September 30, 2002, and as a result we provided a letter of credit in the amount of $1.1 million to the creditor in October 2002 and will not be able to draw down additional funding.

Net cash provided by investing activities for the nine months ended September 30, 2002 consisted of proceeds from maturities of marketable securities of $8.8 million offset by capital expenditures for property and equipment of $3.7 million. Net cash used in investing activities for the nine months ended September 30, 2001 consisted of capital expenditures for property and equipment of $1.3 million. The increase in capital expenditures for the nine months ended September 30, 2002, as compared to the corresponding prior year period, was primarily the result of leasehold improvements and furniture for our new leased facility.

Net cash provided by financing activities consisted primarily of proceeds from sales of common stock and proceeds from loan arrangements partially offset by principal payments under the loan arrangements. For the nine months ended September 30, 2002, we received proceeds from sales of common stock for $10.0 million, composed of net proceeds of $9.5 million, from the August 2002 stock offering and $0.5 million related to common stock purchased under our employee stock purchase plan and through stock option exercises and $2.1 million of proceeds from equipment financing arrangements, partially offset by repayments under equipment financing arrangements of $0.9 million. For the nine months ended September 30, 2001, we received proceeds from the sale of common shares of $0.3 million and proceeds from equipment financing arrangements of $0.7 million, offset by repayments under equipment financing arrangements of $0.7 million.

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

Consistent with prior periods of fiscal 2002, we expect our cash use to average approximately $1.5 million per month for the remainder of 2002. For the nine months ended September 30, 2002, total cash used was $4.4 million or $13.9 million net of the $9.5 million in net proceeds received from the August stock offering. Although we anticipate that our existing capital resources will enable us to maintain currently planned operations through at least September 2003, this expectation is based on our current operating plan and may change as a result of many factors, including market acceptance of our products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital. To the extent operating and capital are insufficient to meet future requirements, we will have to raise additional funds. These funds my not be available on favorable terms, if at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. In December 2001, we filed a shelf registration statement for the issuance of up to $35 million in debt and/or equity securities. As of September 24, 2002, we had approximately $24.4 million still available under this registration statement. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. Although we have no current plans, agreements or commitments providing for any acquisition, we may, if the opportunity arises, use net proceeds from an offering of equity or debt securities to acquire or invest in products, technologies or companies. Please see our annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 21, 2002, for information regarding our material contractual obligations and commitments.

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

Our participation in the U.S. Postal Service bio-threat detection program evaluation and other similar programs may not result in contracts or revenues.

We are part of a Northrop Grumman-led team being evaluated by the USPS to produce a DNA-based BDS for installation in USPS mail sorting facilities. We cannot state with certainty when this evaluation process will conclude, whether our team will be awarded a production contract, whether such a contract would be concluded on terms acceptable to all parties, or whether actual funding, deployment and operating parameters, or product purchases, will meet expected levels. The USPS BDS program, like many governmental contracting programs, involves significant uncertainties in the timing of decision-making and deployment and is highly sensitive to changes in national and international priorities and budgets. In addition, if components developed by us or our collaborators in the program fail to meet specifications, the entire proposal team could be rejected. In this and any similar future pilot programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units, so, even if we are awarded a production contract, we may be subject to our customer's future spending patterns and budgetary cycles. Accordingly, our participation in the USPS BDS program and other similar programs are subject to a number of risks and uncertainties and may never yield significant revenues.

We may not achieve or maintain profitability and may be unable to continue our operations.

We have experienced significant operating losses each year since our inception and expect to have negative cash flow from operations through at least the end of 2003. We experienced net losses of approximately $3.3 million in 1998, $7.9 million in 1999, $14.8 million in 2000, $15.5 million in 2001 and $16.3 million for the first nine months of 2002. As of September 30, 2002, we had an accumulated deficit of approximately $59.1 million. Our ability to become profitable will depend on our revenue growth, which depends on a number of factors including market acceptance of our products, the success of any pilot programs in which we are participating, and our expense levels. Our expense levels are, in turn, influenced by a number of factors, including the resources we devote to developing and supporting our products, continued progress of our research and development of potential products and the need to acquire licenses to new technology or to use our technology in new markets. If we fail to grow our revenue and manage our expenses, we may never achieve profitability.

We may require licenses for new product features and products, and our strategic plans and growth could be impaired if we are unable to obtain such licenses.

We will need to introduce new products and product features in order to market our products to a broader customer base. Our products typically require licenses from third-party suppliers in order to be sold. Accordingly, our introduction of new products and product features could require us to obtain additional licenses. We may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our anticipated strategies and growth.

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

Some of our products, depending upon their intended use, will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. Products, such as the GeneXpert, when used for clinical diagnostic purposes will require such approval. To date, we have not sought approval from the FDA or any foreign governmental body for the commercial sale of any of our products. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We generally expect to rely on our collaborators to direct the regulatory approval process for our products. There are no assurances that such collaborators will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance; we might be unable to attract new customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may also need to modify our manufacturing processes with respect to changes in product design or new product introductions. We might not be successful in developing and marketing product enhancements and new products that respond to technological advances and market changes, on a timely or cost- effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance.

If our competitors and potential competitors develop superior products and technologies our competitive position and results of operations would suffer.

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that these competitors will include:

  companies developing and marketing sequence detection systems for life sciences research products;
  healthcare companies that manufacture laboratory-based tests and analyzers;
  diagnostic and pharmaceutical companies;
  companies developing drug discovery technologies.
  companies developing biothreat technologies

We face competition from both established and development-stage companies that continually enter these markets.

In many instances, particularly in the clinical diagnostics area, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition.

We also compete against universities and public and private research institutions. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we need for the development of our products. Licenses to this proprietary technology may not be available to us on acceptable terms, if at all.

In addition, several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products, or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

If our products do not perform as expected, or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

Our success depends on the market's confidence that we can provide reliable, high quality genetic and DNA testing systems. We believe that customers in the life sciences research, biothreat applications and genetic management of disease markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired for any of the following reasons:

  failure of products to perform as expected;
  governmental, academic or industry concerns regarding the reliability or efficacy of the polymerase chain reaction (PCR) technology on which our systems are based;
  a perception that our products are difficult to use; or
  litigation concerning the performance of our products or our technology.

Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delay in market acceptance, damage to our reputation, increased service and warranty costs, and claims against us.

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

The September 11, 2001 terrorist attacks have created an increase in demand for bio-threat detection systems. However, we are uncertain what the long-term impact will be on our product sales. Additionally, it is uncertain what, if any, solutions will be adopted as a result of the terrorism and whether we will be a part of the ultimate solution. Additionally, should our products be considered as a part of the solution for the detection of a bioterrorist attack, it is unclear what the level and how quickly funding may be made available. These factors may adversely impact us and create unpredictability in our revenues and operating results.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty selling our products and services.

We believe that our success in penetrating our target markets and in bidding for certain kinds of contracts (such as the USPS pilot program) depends in part on our ability to develop and maintain collaborative relationships with key companies. However, our collaborative partners may not be able to perform their obligations as expected or devote sufficient resources to the development, supply or marketing of potential products developed under these collaborations. Also, if a key collaborative partner fails to perform its obligations as expected, including, for example, if it becomes insolvent or is acquired by another company with which we have no relationship, we may not be able to develop an adequate alternative in a timely manner.

Currently, our significant collaborative partners include:

  Infectio Diagnostics, Inc. in a joint venture to develop a line of assays adapted to our systems;
  Smiths Detection which will market and sell products utilizing our I-CORE and microfluidic sample preparation technology;
  Northrop Grumman Corp.'s Automation and Information Systems Division, Sceptor Industries and Smiths Detection., with whom we will jointly install and test bio-threat detection systems for the USPS;
  The University of Medicine and Dentistry of New Jersey with whom we will collaborate for the development of rapid diagnostic test protocols, procedures, and reagents for the detection of Mycobacteria tuberculosis;
  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges if our products are used in the USPS BDS program; and
  The Children's Medical Center of Dallas and University of Texas Southwestern Medical Center at Dallas with whom we will collaborate for the development of rapid diagnostic test protocols, procedures, and reagents for the diagnosis of infectious diseases in children.

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

  If we are unable to manufacture the GeneXpert system and reagents in sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and our ability to generate revenue will be diminished.

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

  With the launch of a diagnostic product, our manufacturing facilities, where we produce the Smart Cycler system and the GeneXpert system, cartridges and reagents, will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we fail to maintain our facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, the manufacturing process could be suspended or terminated, which would impair our business.

  If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate revenue will be diminished.

  We are utilizing a direct sales force to market our products in some markets. We have a small sales force and limited experience with the direct sales of our products in these markets. Failure to effectively promote and sell our products in these markets could have a negative impact on their market acceptance. If our systems fail to penetrate these expanding markets, this could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

  If our distributor relationships are not successful, our ability to market and sell our products in the life sciences research market would be harmed and our financial performance will be adversely affected.

  We are dependent on relationships with distributors for the marketing and sales of our products in the life sciences research market in various geographic regions and we have a limited ability to influence their efforts. For example, Takara Shuzo Co., Ltd. is the exclusive distributor of Smart Cycler in the life sciences research market in Japan, South Korea and Taiwan and we also rely on various distributors for our sales of Smart Cycler in the European life sciences research market. Relying on distributors for our sales and marketing in these regions is risky to our future for various reasons, including:

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

  Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Obtaining licenses to relevant patents could be costly and could materially harm our results of operations and future cash flows. Failing to obtain a license could result in litigation which may consume our resources and lead to significant damages, royalty payments or an injunction on the sale of our currently existing products.

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

  We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.

  We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

  If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.

  Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

  In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

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
    greater difficulties and expense in enforcing intellectual property rights;
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

  We depend on long term delivery contracts with several single source suppliers that supply components used in the manufacture of our Smart Cycler, GeneXpert systems, disposable reaction tubes, and cartridges. If we need alternative sources for key component parts for any reason, such component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of such components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a key source supplier for the manufacture of our potential products may force us to curtail or cease operations.

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

  Broad market fluctuations in our stock price could result in the loss of market makers for our common stock, which could, in turn, result in a decline in the price of our common stock. To maintain our eligibility for listing on Nasdaq, we must maintain a minimum number of market makers and meet and maintain other eligibility requirements, including a minimum trading value of our common stock. A prolonged decline in the price of our common stock could effect the operation of our business by severely limiting our ability to raise capital or to use our common stock in connection with acquisitions. In addition because the price of our common stock is below $5.00per share, broker dealers have to follow specific disclosure and suitability obligations requirements, which could limit the marketability of our common stock.

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

  We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as manufacturing, quality control, project management, microbiology, software engineering, mechanical engineering and electrical engineering. Our business is located in the Silicon Valley area of California, where demand for personnel with these skills is high and is likely to remain high. As a result, competition for, and retention of, personnel, particularly for employees with technical expertise, is intense and the turnover rate is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

  If we fail to raise additional capital, our ability to fund our operations and advance our development programs would be impaired and our business would be adversely affected.

  Although we anticipate that our existing capital resources will enable us to maintain currently planned operations through at least September 2003, this expectation is based on our current operating plan and may change as a result of many factors, including market acceptance of our products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds. These funds may not be available on favorable terms, if at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

  In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include rights preferences or privileges senior to those of our common stock.

  If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

  If we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of this operations, and services of the acquired company, the diversion of our management's attention from other business concerns and the potential loss of key employees or customers of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intent to maintain our portfolio of cash equivalents and short-term investments in short term commercial paper and money market funds. Due to the short term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10Q.

  We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

  We have operated primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we have not made any material exposure to foreign currency rate fluctuations.

  ITEM 4. CONTROLS AND PROCEDURES

      Within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management , including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Cepheid in its periodic SEC filings is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

  PART II

  ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes to the status of the legal proceedings disclosed on the Company's registration statement on Form 10Q for the quarter ended June 30, 2002.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

  ITEM 5. OTHER INFORMATION

  On September 24, 2002, our Board of Directors approved a number of technical amendments to the provisions of our 1997 Stock Option Plan (the "Plan"). These amendments did not change the aggregate number of shares reserved for issuance under the Plan, nor did they change the vesting or acceleration terms applicable to stock options issued pursuant to the Plan. The amendments also did not require shareholder approval.

  ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

  (a) Exhibits

Exhibit 3.1 -

  Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002 (incorporated herein by reference to the Exhibit 3.02 of Cepheid's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 4, 2002.)

Exhibit 4.1 -

  Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Detemination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate (incorporated herein by reference to Exhibit 4.01 of Cepheid's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 4, 2002)

Exhibit 10.1 -	1997 Stock Option Plan as amended and restated September 24, 2002
Exhibit 10.2 -	Severance Agreement, dated as of August 1, 2002 between Catherine A Smith and Cepheid
Exhibit 10.3 -

  Form of Stock Purchase Agreement, dated as of August 1, 2002, entered into by Cepheid and certain investors (incorporated inherein by reference to Exhibit 99.03 of Cepheid's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2002)

  (b) Reports on Form 8-K

  On July 16, 2002, Cepheid filed a Current Report on Form 8-K reporting under Item5 the issuance of a press release regarding its financial results for the three and six months periods ended June 30, 2002 and filing an unaudited consolidated condensed balance sheet and statement of operations for the three and six months periods ended June 30, 2002 and for the corresponding prior year periods.

  On August 2, 2002, Cepheid filed a Current Report on Form 8-K reporting, under Item 5, the sale of 4,000,000 shares of its common stock at a price per share of $2.65 directly to investors in a public offering under a shelf registration statement on Form S-3.

  On October 4, 2002, Cepheid filed a Current Report on Form 8-K reporting under Item 5 the adoption on September 24, 2002 of a shareholder rights plan.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 13th day of November, 2002.

CEPHEID (Registrant)
By: /s/ John L. Bishop John L. Bishop Chief Executive Officer and Director (Duly Authorized Officer)
By: /s/ John R. Sluis John R. Sluis Chief Financial Officer (Principal Accounting Officer)

  CERTIFICATIONS

  I, John L. Bishop certify that:

    I have reviewed this quarterly report on Form 10-Q of Cepheid;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

        designed such disclosure controls and procedures to ensure that material information relating the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 13, 2002

  /s/John L. Bishop
  John L. Bishop
  Chief Executive Officer and Director

  I, John R. Sluis certify that:

    I have reviewed this quarterly report on Form 10-Q of Cepheid;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

        designed such disclosure controls and procedures to ensure that material information relating the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which the quarterly report is being prepared.

        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 13, 2002

  /s/John R. Sluis
  John R. Sluis
  Chief Financial Officer