Form 10-K
period 2002-12-31
CEPHEID
filed 2003-03-25
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

COMMON STOCK, NO PAR VALUE AND THE ASSOCIATED STOCK PURCHASE RIGHTS
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

      As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $136,583,819, based on the closing sale price for the registrant's common stock on the Nasdaq National Market on that date of $5.58. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

      As of March 18, 2003, there were 32,374,028 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Designated portions of Cepheid's definitive proxy statement for its 2003 annual meeting of shareholders are incorporated by reference into Part III hereof.

Cepheid

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures	**
Part IV.
Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**
Certifications		**

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

PART I

ITEM 1. BUSINESS

We develop, manufacture and market fully integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems analyze complex biological samples in disposable cartridges designed to perform rapidly and automatically all of the steps associated with sophisticated molecular biological procedures. We are focusing our efforts on those applications where rapid genetic and DNA testing is particularly important, such as the infectious disease, biothreat and cancer testing markets. In particular, we have designed our systems to be capable of use in genetic management of disease, performing a broad range of genetic tests that include identifying infectious organisms, evaluating at-risk populations for the early detection of disease such as cancer, determining the stage of the disease and assessing what might be the most effective therapy. We also have designed our systems to detect food, air and water contaminants rapidly through genetic identification of disease causing agents. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

We commenced commercial sales of our first product, the Smart Cycler®, in May 2000. The Smart Cycler is a DNA amplification and detection system initially directed at the life sciences research market. We began shipping the Smart Cycler II, which features various enhancements to the Smart Cycler, in November 2002. We believe our Smart Cycler products allow users to analyze biological samples faster and more efficiently than any other product currently available.

Our GeneXpert® system, currently in the final stages of development, integrates automated sample preparation with our Smart Cycler amplification and detection technology. We expect to launch the GeneXpert system in unregulated markets in the second half of 2003. Following clinical trials and FDA approval, we anticipate commercial launch of the GeneXpert system to the clinical genetic assessment market in early 2005. We believe that the GeneXpert system is the only genetic analysis system that integrates automated sample preparation with genetic analysis, while also offering customers a complete testing system comprised of both instrumentation and disposable cartridges containing all necessary reagents for a particular test.

Our principal executive offices are located at 904 Caribbean Drive, Sunnyvale, California 94089-1189 and our telephone number is (408) 541- 4191.

Cepheid makes available free of charge on its web site its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission, or the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

INDUSTRY BACKGROUND

Overview

Nucleic acids are molecules found inside cells. Nucleic acids, such as deoxyribonucleic acid (DNA) and ribonucleic acid (RNA), contain the unique blueprint, or genes, of each living creature. Advances in molecular biology have led to the development of techniques for reading the genome and for detecting the presence of a known nucleic acid sequence. The three key processing steps in genetic and DNA testing are:

  Sample Preparation -- procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids;
  Amplification -- a chemical process to make large quantities of DNA from the nucleic acids isolated from the sample; and
  Detection -- the method of determining the presence or absence of the target DNA or RNA, typically through the use of fluorescent dyes.

The most widely used method for genetic analysis is first to amplify the nucleic acids isolated from the sample and subsequently to detect the resulting DNA with the use of fluorescent dyes. The most common amplification technique is polymerase chain reaction, or PCR.

The biochemicals that attach to the target DNA sequence generated in the amplification process and fluoresce are called DNA probes. Numerous probes have been developed for identifying organisms such as strep, human immunodeficiency virus ("HIV"), gonorrhea, syphilis, chlamydia, anthrax, E.coli and salmonella. In fact, probes can be designed for any unique genetic sequence and have been developed for many significant infectious disease organisms and many genetic mutations associated with human cancer and with inherited human characteristics.

These kinds of biological tests, or assays, are used extensively to detect and quantify nucleic acids and proteins in biological samples. With the recent advances in the field of genomics and the availability of vast DNA sequence libraries, there has been a shift towards biological tests that detect the presence of DNA sequences unique to a particular gene. Such gene-based testing offers a level of sensitivity and specificity unmatched by other technologies, but the growth of gene-based testing has been limited by technical complexity, labor intensity, cost and lack of automation.

Amplification and detection

For samples with low concentrations of target organisms, cell culturing is routinely used to grow naturally enough copies of the organism for detection and identification. However, cell culturing is a very slow amplification process, which may require several days to generate a detectable number of copies.

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

Sample preparation

Before a laboratory can perform PCR and other nucleic acid tests, a sequence of labor intensive, complex and time consuming sample preparation procedures must be performed to isolate the target cells and to separate and purify their nucleic acids. These sample preparation procedures include cell separation and washing, cell lysing (described below), and DNA or RNA purification. Each of the procedures involves many steps of reagent handling and mixing and assorted laboratory equipment such as balances, centrifuges, vortexers, pipettors, microplates, bead columns and plate readers. Kits containing reagents and consumables for DNA and RNA purification simplify these procedures, but they remain manually intensive and are subject to operator error and specimen cross-contamination.

Most samples require lysis, which is the rupturing of a cell membrane to release the DNA contained inside. Rapid, efficient, versatile lysis of cells and organisms to extract DNA, RNA or proteins is not an easy process. Today, this step can be one of the most time consuming and complex steps in bio- analysis. For example, red blood cells are extremely easy to lyse, but they do not contain any nucleic acids and are rarely of interest to genetic researchers. On the other hand, white blood cells do contain nucleic acids, including the complete human genome. White blood cells are more difficult to lyse and must be separated from the red blood cells, which contain PCR-inhibiting chemicals. Organisms such as spores, tuberculosis cells, chlamydia and other bacteria are even more difficult to lyse, and researchers today typically use harsh, PCR- inhibiting chemicals, at elevated temperatures for long periods of time in order to accomplish this task.

LIMITATIONS

Current technologies for determining the genetic or DNA composition of a call or organism generally have the following limitations:

Highly Skilled Technicians; Special Laboratory Required. Currently available methods require skilled scientists and technicians in a special laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another.

Large and Inflexible Equipment. Most currently available equipment is large and inflexible and is typically configured to accommodate only one assay, or test, procedure.

Long Time to Result. Current sample preparation, amplification and detection technologies rely on manual or semi-automated processes that often require days to complete.

Sensitivity Constraints. Existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity.

Lack of Integration. We believe that current amplification and detection systems do not integrate sample preparation or the extraction, purification and concentration of DNA or RNA into their processes.

In summary, genetic and DNA testing is currently a complicated, time-consuming process that requires expensive, specialized, and inflexible equipment and highly trained staff. We believe that genetic and DNA testing will only achieve its full market potential upon the development of advanced instruments and integrated processes that are both rapid and automated

THE CEPHEID® SOLUTION

We have developed a complete testing system comprised of instrumentation and disposable cartridges that integrate automated sample preparation, amplification and detection technologies. The systems are designed to handle a variety of different biological samples in a variety of markets. Our two product platforms, the Smart Cycler system, which is in commercial production, and the GeneXpert system, currently in the final stages of development, offer the following key benefits:

Portability and ease of use. Our systems are easy to use, enabling non-scientific personnel to conduct sophisticated genetic and DNA analysis. Our systems are also designed to operate in a wide range of environments, such as a hospital, research laboratory, physician's office, public health clinic, and factory or combat zone.

Flexible modular platform. Our systems are highly flexible in two primary respects. First, they are able to run several different assays requiring different testing protocols, either simultaneously or asynchronously. For example, a disposable cartridge can be loaded with a sample for anthrax testing and, simultaneously or a few minutes later, another test can be conducted in a different disposable cartridge, on the same or a different sample, for streptococcus. Second, as many as four different genetic sequences in each sample can be simultaneously detected in the same cartridge.

Rapid results. Our systems are designed to substantially reduce the time to result. Our GeneXpert system is able to produce a result from a raw biological sample in as little as 30 minutes.

Enhanced sensitivity. Our GeneXpert cartridges are designed to handle a wide range of sample volumes, concentrating and purifying the target DNA in a sample and removing extraneous materials, thereby increasing the sensitivity of the resulting assay.

Integration of key steps. Our Smart Cycler integrates amplification and detection, while our GeneXpert system is designed to fully integrate sample preparation, amplification and detection into one system.

MARKETS

Our target markets include the life sciences research, clinical genetic assessment and biothreat markets. We believe that these markets still rely on tools such as test tubes, centrifuges and other equipment that require extensive manual manipulation. These methods are expensive and often imprecise and present significant productivity challenges. We believe that there is a significant need for simpler, faster and more accurate laboratory tests in these markets.

Life sciences research. The life sciences research market includes biomedical, pharmaceutical, environmental, agricultural and clinical genetic assessment research. In recent years significant research efforts have focused on identifying genes and determining their function. This field, which is known as genomics, has accelerated the understanding of the molecular mechanisms of genetics, diseases and disease treatment. Sample preparation, amplification, and detection technologies are increasingly important and widely used procedures in the life sciences research field.

Clinical genetic assessment. Numerous breakthroughs in molecular biology and genomics have provided new insights into the nature of human diseases and new therapies for treating them. As a result, DNA-based testing is being rapidly adopted in the field of clinical genetic assessment to detect, identify and characterize pathogens, to determine antibiotic resistance and to identify genetic abnormalities, such as cancer. DNA-based testing includes a variety of assay techniques, such as thermal cycling covered by patents held by Applied Biosystems (formerly PE Biosystems), as well as constant temperature, or isothermal, techniques. Diagnosis and prognosis of cancer currently depends on the pathological examination of tissue sections using special stains or specific antibody-based reagents to detect evidence of abnormal cell morphology or proliferation. Biopsies for staging cancer operations are obtained surgically, typically in the hospital or in specialized in-patient oncology clinics. The information obtained during these procedures and subsequent molecular analyses that determine the treatment may not be available in a timely manner. We believe integrated analysis systems that can rapidly and automatically process cells or tissues and detect cancerous genetic abnormalities will be required to meet the needs of the growing oncology field.

Biothreat detection. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created increased interest in biothreat detection systems. As a result, the US government has increased its allocation of funds to both homeland and military defense and in particular biothreat detection. The biothreat detection market encompasses environmental testing such as in United States Postal Service mail sorting facilities, water supply testing, and food testing as well as human clinical genetic assessment. Both the United States and foreign military have expressed an interest in on-site real time DNA detection.

THE CEPHEID STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for widely distributed genetic analysis when and where it is needed. Key elements of our strategy to achieve this objective include:

Provide a fully integrated genetic and DNA testing solution. We intend to provide a fully-integrated genetic and DNA testing solution, offering customers both the fully-automated laboratory instrumentation needed to run genetic and DNA analysis, including sample preparation, amplification and detection, and the necessary reagents incorporated in our disposable cartridges for a wide range of tests.

Apply core Technologies broadly, either directly or through strategic relationships. We intend to use our proprietary technologies to provide rapid biological analysis platforms with applicability across a number of markets. Our target markets include genetic management of disease, biothreat applications and life sciences research. We intend to enter other markets, such as the food, veterinary and industrial markets, through strategic partnering arrangements.

Leverage biothreat detection business. We intend to use the know-how, economies of scale and revenues generated from our existing business with government agencies, such as our development of tests for the detection of biothreats for the U.S. Army Medical Research Institute of Infectious Diseases and the U.S. Postal Service (USPS), to pursue the clinical genetic assessment market and to enhance our penetration of the life sciences research market.

Expand direct sales and distribution capabilities. We intend to increase our direct sales force in North America and pursue distribution agreements with key distributors in regions outside of North America.

Continue to pursue life sciences market. We intend to pursue additional opportunities in the life sciences market, as we believe that the speed, consistency, flexibility, and ease of use of our systems will enable broader use of DNA amplification and detection in clinical research.

Leverage installed systems base. We intend to develop, manufacture and sell an expanding menu of tests in the form of single- use cartridges pre-loaded with reagents that are optimized for use in our systems. Our installed systems base will enable our customers to more easily expand their test menu for modest incremental costs, making it more affordable for a customer to implement new tests and enabling accelerated market adoption of our products.

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

We believe that the proprietary automated sample preparation technology we are incorporating in the GeneXpert System will be the first to integrate the basic chemistry and physics required to prepare a raw sample for analysis. We have developed microfluidic technologies that perform these steps in a disposable cartridge. The key steps in sample preparation together with our corresponding technologies are as follows:

Adding reagents. We manufacture disposable sample preparation cartridges and lyophilize reagents into a bead format needed for the amplification process as well as probes for specific nucleic acid targets. Our low-cost, plastic molded cartridges also incorporate a proven fluid delivery system.

Measuring sample volume and mixing. We use pressure differences to flow liquids through our cartridges and use proprietary mechanical valving mechanisms to produce precise fluid flow control. Our flow- through technology allows the sample to be processed on a continuous basis and is critical to our ability to accommodate the larger sample sizes required for high sensitivity pathogen detection. Our cartridges mix fluids through a versatile, proprietary, plastic valve assembly that can accommodate a variety of sample preparation protocols.

Separating and capturing specific cells or targets. Our cartridges incorporate filters or nucleic acid capture assemblies that can perform functions ranging from basic sample clean up to specific cell or target capture.

Lysing cells. We have developed a very rapid proprietary lysis technology capable of releasing DNA from the cells of organisms that are difficult to lyse, such as spores. This versatile ultrasonic lysing technology is incorporated in our GeneXpert system and will allow lysis procedures, that now may take hours, to be performed in seconds. This technology does not require harsh chemicals, and therefore eliminates the difficult and time-consuming purification steps that are required by conventional technologies.

Preparing For Analysis. In the GeneXpert system, we will integrate the sample preparation cartridge with our proprietary reaction tube, the same tube design used in our I-CORE (Integrated, Cooling/Heating Optics Reaction) modules and Smart Cycler for amplification and detection. After capturing and concentrating the DNA from the sample, our cartridge automatically mixes the DNA with amplification reagents and moves the DNA to the reaction tube for amplification and detection.

Amplification and detection

In 1996, we licensed a technology from Lawrence Livermore National Laboratories that allows us to integrate amplification and detection. Our commercial version of the technology is called the I-CORE module, a single chamber module measuring approximately one inch by four inches by five inches. An I-CORE is a complete, independent, temperature- controlled fluorimeter for performing and continuously monitoring chemical reactions such as PCR, and is a key element of both our Smart Cycler and GeneXpert systems. The temperature of the sample can be controlled rapidly and accurately, allowing faster reactions and more accurate results. The I-CORE technology also allows the analysis of samples to be performed with much lower power than traditional methods. This permits our systems to be portable, giving our customers the capability to obtain bioanalytical results when and where they are needed. We use our I-CORE technology in both our Smart Cycler and GeneXpert platforms.

Independent control. One of the key distinguishing features of our I- CORE technology is that in a system composed of multiple I-COREs, each I-CORE can be operated and controlled independently. We believe that this is not possible with any other system currently on the market. In contrast to traditional thermal cycling systems, in which all the samples are subjected to the same time/temperature/optical protocol, each sample in an I-CORE-based instrument can be subjected to a different protocol. This allows the operator to perform many different assays or experiments at the same time on the same instrument.

Powerful optical analysis. Each I-CORE module includes a four-channel optical analysis system capable of complex chemical assays. This allows the detection and quantification of multiple fluorescent dyes and multiple target molecules in the same reaction tube. Continuous optical monitoring during amplification also allows the user to stop the reaction as soon as a target is detected, thereby shortening the time to result. For example, in a single reaction tube, the I-CORE module could simultaneously detect and quantify staphylococcus aureus, detect the presence or absence of the methicillin- resistance gene and measure the optical response of a separate internal control target. The internal control allows us to verify the performance of the system.

Patented reaction tube. Our disposable patented reaction tube is used in conjunction with the I-CORE module and has been optimized to provide rapid temperature cycling and long optical path lengths for optimum optical sensitivity. In addition, the tube is designed to eliminate entrapped air, which can interfere with the optical signal. This feature minimizes optical noise, makes assays more uniform and reproducible and minimizes the need for optical normalization.

Easy-to-use lyophilized PCR reagents. In order to attain our goal "of providing DNA test results, when and where they are needed," we must provide a total solution to the customer, which includes easy to use PCR reagents. Current liquid reagents are very inconvenient and must be stored at near freezing temperatures in order to maintain their performance. Cepheid has developed a PCR reagent technology in which all the liquid chemicals necessary to perform PCR are lyophilized, or freeze-dried, into small, stable pellets. These pellets are pre-mixed doses of PCR chemicals, they are stable over long periods of time at room temperature and are also very easy for the customer to use.

PRODUCTS

Our primary product platforms consist of our Smart Cycler and GeneXpert instrument systems. The following table sets forth the amplification and detection products we offer:

Name	Description	Status
Smart Cycler	Laboratory-based DNA analysis instrument containing 16 I-CORE modules	In Production/ On the market
Smart Cycler TD	Transportable DNA analysis instrument containing 16 I-CORE modules	In Production/ On the market
Smart Cycler II	Second version of Laboratory-based DNA analysis instrument containing 16 I-CORE Modules with enhanced optical features	In Production/ On the market
Group B Streptococcus Assay	Test which runs on Smart Cycler used to detect presence of Group B Streptococcus, developed in collaboration with Infectio Diagnostics, Inc	Cleared by Food and Drug Administration
OmniMix	General use PCR enzyme reagent for use on the Smart Cycler product, obtained through collaboration with Takara Bio, Inc	In Production/ On the market
Smart Cycler Reaction Tubes (25 microliter and 100 microliter)	Disposable I-CORE reaction tubes optimized for research and diagnostic applications	In Production/ On the market

The following table sets forth our family of products that integrate sample preparation, amplification and detection:

Name	Description	Status
GeneXpert	Automated system for sample preparation, amplification and detection from raw biological samples	Pre-production prototype
GXPT-1	Disposable assay cartridge for spores and bacteria in aqueous- based solutions, including swab extractions in buffer	Pre-production prototype

I-Core module

Our I-CORE module is a low-cost, self-contained instrument for performing and continuously monitoring chemical reactions such as PCR. Each module can optically measure up to four separate reactions. The I-CORE module rapidly and accurately controls the heating and cooling of the sample, which allows for fast reactions and accurate results. I-CORE modules are also capable of being configured into a variety of other DNA analysis instruments. The I-CORE module is a key component in both our Smart Cycler and GeneXpert families of products.

Smart Cycler family

The Smart Cycler contains 16 I-CORE modules arranged into a rapid, flexible, multi-purpose instrument capable of performing DNA amplification and detection by means of a number of available fluorescent chemical techniques. Through December 2002, we had sold more than 1,000 Smart Cyclers. We have distribution agreements with Fisher Scientific in the United States and Canada; with various distributors in Europe, with Takara Bio, Inc in Japan, Taiwan, China, and South Korea, with Diagnostic Technology Party Limited in Australia and New Zealand, and with BioSynTech Sdn Bhd in Malaysia and Singapore.

We also offer Smart Cycler TD (Transportable Device), a transportable version of the Smart Cycler system which includes a field deployable case.

TheSmart Cycler II is the second version of the Smart Cycler product. It was released in November 2002 and incorporates enhanced optical and software features.

Reaction tubes

One of our patented reaction tubes is required for each assay run using our Smart Cycler family of products. We offer two types of patented reaction tubes for use with these systems. Both are designed to be disposed of after a single use and represent opportunities for recurring revenue from an installed base of instruments. We manufacture and sell a 25 microliter tube, typically preferred in the life sciences research market, and a 100 microliter tube, which is typical for applications that might require larger liquid reaction volumes. Through the end of December 2002, we had sold approximately 3.4 million reaction tubes.

OmniMix

Our OmniMix product is produced under a collaborative agreement with Takara Bio, Inc, ("Takara") under which we package and distribute a dry-formulated version of Takara's Taq HS polymerase product that has been optomized for use on the Smart Cycler and GeneXpert systems. The OmniMix product provides researchers with a general-use PCR enzyme reagent optimized for our products.

GeneXpert system

Our GeneXpert family of products combines sample preparation with the amplification and detection functions performed by our I- CORE module into an integrated, automated genetic analysis instrument. These products are designed to purify, concentrate, detect and identify targeted DNA sequences, from sample to result, generally in less than 30 minutes. Current techniques for accomplishing this same complex series of procedures require extensive manual labor by skilled technicians and can take anywhere from six hours to three days.

The GeneXpert system is designed to accept cartridges with several different internal configurations; each designed to perform a different class of assay or protocol. Each cartridge will be labeled with bar codes that, through the software, link to specific information on to how to direct the fluids through the cartridge and activate the various mixing, lysing, amplification, detection and other functions as required. The GeneXpert system is compact, uses low power and is suitable for applications requiring portability.

We expect to launch the GeneXpert system in unregulated markets by the second half of 2003. Following clinical trials and FDA approval, we anticipate commercial launch of the GeneXpert system to the clinical market in early 2005.

Disposable assay cartridges

We have one disposable assay cartridge, GXPT-1, in the final stage of development. The GXPT-1 cartridge will be a general-purpose assay cartridge optimized for rapidly extracting, concentrating and detecting spores and bacteria from aqueous-based samples. We have successfully demonstrated the usefulness of this cartridge for applications such as detecting infectious organisms in urine, bacteria from swabs and spores in environmental samples. More recently, our collaborators and us, including those we are joining in bids to develop biothreat detection systems for U.S. government facilities have demonstrated the utility of the pre-production prototype cartridge in the detection of anthrax spores from environmental samples. We anticipate this cartridge will also be used to detect bacteria in other medical specimens and to replace bacterial cultures. We are optimizing this cartridge to improve speed and sensitivity when targets are present in low concentration in a large volume.

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

Reagents
  Creation of PCR assays for higher levels of multiplexing (targets detected/reaction);
  Creation of internal control methodologies for automatic assay verification in a single reaction tube; and
  Development of lyophilization processes, methods, and formulations for high stability, high performance PCR reagents compatible with Smart Cycler and GeneXpert platforms to be manufactured in high volume.

We have devoted substantial financial and business resources to research and development efforts in the commercialization of the Smart Cycler and the GeneXpert families of products, and we expect such efforts to continue to demand substantial resources as we improve our technologies, develop and support our products, and explore and develop potential new products. Our research and development expenses for 2000, 2001, and 2002 were $15.0 million, $15.0 million, and $16.9million, respectively.

Development efforts

We are currently in the final stages of development for our GeneXpert system and our GXPT-1 cartridge. We are also engaged in early stage of development for the following additional disposal cartridges:

Genomic DNA in blood. Our GXPT-2 cartridge will be optimized for extracting and concentrating genomic DNA from blood or cell cultures. The ability to extract human genomic DNA from whole blood has been demonstrated using cartridge components. This cartridge will have broad applications in human leukocyte antigen, or HLA, analysis, genetic analysis and SNP detection and analysis. It will extract white blood cells from whole blood, automatically lyse these cells, extract and concentrate the genomic DNA, then selectively amplify and detect several genomic regions containing the SNPs of interest.

Viral pathogens in swabs. We intend to design our GXPT-3 cartridge to accept nasal swab extracts or other respiratory secretions, capture the viral pathogens, lyse the viruses and perform real time PCR. We believe that this cartridge could be widely adopted for rapid testing for respiratory viruses, such as flu and childhood viral pathogens, particularly as new antiviral treatments become available.

Pathogenic DNA or RNA in blood. We intend to design our GXPT-4 cartridge to accept up to ten milliliters of whole blood and extract and concentrate bacterial DNA. Relatively large volumes of blood are necessary to achieve the required diagnostic sensitivity to detect bacterial DNA, so the volume of this cartridge will enables tests to detect the presence of bacteria. In addition, this cartridge in the GeneXpert system will be designed to rapidly and simultaneously detect antibiotic resistance.

Viral pathogens (DNA and RNA) in blood. We also intend to design our GXPT-5 cartridge to accept up to ten milliliters of whole blood, and to separate and concentrate viruses and their nucleic acids. This will enable the rapid screening of donor blood for transfusions and blood from organ donors. The cartridge could also be used to monitor therapeutic response to antiviral drugs.

SALES

We sell our products into the life science research, clinical genetic assessment, and biothreat markets through both direct and various distribution channels. In the United States, we will sell through our non-exclusive distributor, Fisher Scientific as well as our ten-person direct sales force. We sell through direct channels in Germany and through distributors throughout the rest of Europe. In the Far East and and other non-U.S. markets, we sell solely through distribution channels.

Distribution and Collaboration Arrangements

We are collaborating with strategic partners to develop assays across a broad range of markets for both the Smart Cycler and GeneXpert. We plan to continue to partner with distributors to gain access to their marketing resources and their proprietary reagents and assays. For the year ended December 31, 2002, product sales through distributors represented 54% of our total product sales (including instruments, reagents, and disposables). We have entered into the following significant commercial collaborations and distribution arrangements:

Fisher Scientific Company L.L.C. In May 2000, we launched our first product, the Smart Cycler system, into the U.S. life sciences research market through the Life Sciences group of Fisher Scientific Company L.L.C. ("Fisher"). Under this agreement, Fisher has non-exclusive distribution rights to certain markets in the United States. Fisher sells under the Cepheid label and trade dress. In December 2000, we expanded this agreement to include non-exclusive distribution rights in Canada. On December 2002, we expanded our non-exclusive distribution agreement with Fisher for the Smart Cycler to include the following markets in the United States: life science research, environmental (excluding bio-threat), pharmaceutical quality control, in vitro fertilization, quality control and cosmetics quality control. This arrangement continues through May 31, 2004 and may be extended by mutual agreement.

Takara Bio, Inc (Formerly Takara Shuzo Co., Ltd.). In the fourth quarter of 2000, we launched the Smart Cycler system into the life science research markets in Japan, Taiwan, South Korea, and China through Takara Bio, Inc ("Takara"). Takara has exclusive distribution rights in these countries under the three-year agreement subject to Takara's ongoing fulfillment of minimum purchase requirements. In December 2002, we entered into a collaboration agreement with Takara under which we will package and distribute a dry-formulated version of Takara's Taq HS polymerase product that has been optimized for use on the Smart Cycler system.

Infectio Diagnostic, Inc. In February 2000, we formed Aridia Corp., a joint venture we own equally with Infectio Diagnostic Inc. (IDI), a Canadian diagnostic company. IDI is developing a line of proprietary molecular diagnostic tests for the rapid, time critical identification of bacterial and fungal infections, such as group B Strepococcos, antibiotic resistant bacteria, meningitis and sepsis. The first products from this venture, a line of assays adapted to our Smart Cycler system, will be directed primarily to hospital laboratories. Products incorporating our GeneXpert technology will follow and will enable diagnostic procedures to be performed closer to the patient. These products will require FDA approval or clearance, or other applicable regulatory approval or clearance. The first such approval was obtained for IDI's group B Strepococcos test in the fourth quarter of 2002. To date, Aridia has not been funded and does not conduct any independent operations, and no amounts were incurred by or recorded by the joint venture through December 31, 2002. In February 2003, we entered into an agreement with IDI to act as its exclusive distributor for the group B Strepococcos product in the United States.

Smiths Detection. In August 2001, we entered into a patent and technology licensing and supply agreement with Smiths Detection, formerly Environmental Technologies Group, Inc. The focus of this collaboration is to develop biological-agent detection systems for military and other domestic preparedness applications. Under this agreement we will provide sub-systems and sub-assemblies to Smiths for integration into, and manufacture of, fully automated bio-detection systems that will range from hand-held units to stationary monitoring systems for use in a variety of military and civilian settings. The agreement also provides for royalties to be paid by Smiths to Cepheid based on sales of the completed products to end-users on a quarterly basis with minimum royalty payments to be made for the life of this agreement on an annual basis.

In November 2001, we entered into a patent sublicense agreement with Smiths and granted them the worldwide non-exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, we will receive royalties on Smiths' system sales and retain rights to commercialize the handheld system for other DNA- testing applications, including environmental testing and veterinary diagnostics.

In January 2002, we entered into a teaming agreement with Smiths in connection with our participation in bids to obtain contracts to develop biothreat detection systems for the USPS.

U.S. government. In May 2002, we announced that we were part of a Northrop-Grumman-led consortium selected by the USPS for a pilot program to evaluate the use of the team's integrated DNA-based biothreat detection system in mail sorting facilities. In December 2002, we announced that the Northrop Grumman consortium received a contract award from the USPS to expand and continue testing of the biothreat detection system being developed by the consortium. Under the pre-production contract, biothreat detection system units will be installed and tested at 14 USPS facilities. If a full production contract is awarded, the biothreat detection system may eventually be deployed at postal service mail sorting facilities throughout the country.

In addition to the USPS project, we have received grants and research contracts from the following U.S. government agencies that have contributed funding toward much of our fundamental technology development:

  Defense Advanced Research Projects Agency;
  U.S. Army Medical Research Institute of Infectious Diseases;
  Soldier Biological Chemical Command; and
  Lawrence Livermore National Laboratory.

In addition, all of the agencies above as well as the following U.S. government agencies have purchased Smart Cycler and Smart Cycler TDs:

  Centers for Disease Control and Prevention;
  U.S. Department of Agriculture;
  Federal Bureau of Investigation; and
  Walter Reed Medical Center.

Applied BioSystems. In October 2002, we entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the biothreat detection system under development for the USPS by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by Applied Biosystems for packaging by us into our GeneXpert test cartridges and sold by us for use in the biothreat detection system. This agreement calls for collaboration profits to be shared.

Ortho-Clinical Diagnostics. In December 2002, we entered into an agreement to collaborate with Ortho-Clinical Diagnostics, Inc in the development and sale of DNA-based tests to be run on our Smart Cycler instrument in the field of cancer. Under the agreement, Ortho-Clinical Diagnostics will develop and commercialize a line of molecular diagnostic assays in the field of oncology and will serve as the a manufacturer's representative for Cepheid in the sale of Smart Cycler II's for use with oncology assays on a worldwide basis.

MANUFACTURING

Our facilities and manufacturing processes are designed to comply with FDA's Quality Systems Requirements to enable us to market our systems in the future into the clinical genetic assessment and industrial testing markets. We perform final assembly, calibration and test of our instruments. We produce our patented disposable reaction tubes on a custom, automated assembly line. We believe that this line can be expanded to deliver up to 20 million tubes per year. In April 2002, we moved all our operations to new facilities in Sunnyvale, California. Our new manufacturing facility provides increased capacity for assembly, test and inventory of our products and is has been built to fully comply with International Organization for Standardization and Current Good Manufacturing Practice requirements. During 2003, we intend to complete the design and construction of an automated assembly line for our GeneXpert cartridges.

During 2002, we received ISO 9001 certification through Underwriters Laboratories Inc. ISO 9001 certification is a manufacturing quality standard set by the International Organization for Standardization quality standards. The ISO 9001 certification's scope includes the design, manufacture and service of our DNA detection systems and tests.

COMPETITION

Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, Hoffmann La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. Hoffman LaRoche, Abbott, and GenProbe sell large batch sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market. Organon Teknika, Promega and Qiagen are competitors in the area of sample preparation, selling both sample preparation kits and robotic systems.

We face intense competition from a number of companies that offer products in our targeted application areas. These competitors include:

  companies developing and marketing sequence detection systems for life sciences research products;
  healthcare companies that manufacture laboratory-based tests and analyzers;
  diagnostic and pharmaceutical companies;
  companies developing drug discovery technologies; and
  companies developing biothreat technologies.

In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these conventional technologies and products.

We also face competition from both established and development-stage companies that continually enter these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

In many instances, particularly in the clinical genetics assessment area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we will lose sales and our business will be harmed.

We believe that the principal competitive factors affecting sales of genetic and DNA analysis systems include the speed, integrated functionality and portability of the equipment, the quality of the test results, price, market acceptance of the technology, regulatory approvals and possession of the necessary intellectual property licenses for specific markets, collaborations and distributor relationships for specific markets and assays, and the selection of assays available for the equipment. We believe our products more completely integrate the various processes associated with genetic and DNA analysis than other currently available equipment, and that the speed, portability, flexibility, and reliability of our products is very competitive. Our systems are competitively priced with other similar systems in the marketplace. The timely introduction and commercial launch of GeneXpert system will be an important part of establishing our leadership with respect to each of these factors. Our sales are relatively small compared to those of many of our competitors, but we believe that the introduction of GeneXpert, our growing distributor and collaborative base, and securing some high-profile contacts would build our public profile and market acceptance.

GOVERNMENT REGULATION

For the biomedical research market, we do not anticipate the need for FDA or other regulatory approval. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products under development or diagnostic products we may develop and commercialize in the future will be subject to regulation in the United States and in other countries. In addition to clinical genetic assessment markets, we also may pursue forensic, agricultural, environmental, laboratory and industrial applications for our products, which may be subject to different government regulation. Aspects of our manufacturing and marketing activities may also be subject to federal, state and local regulation by various governmental authorities.

In the United States, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new medical devices under development that fall within the FDA's jurisdiction until we receive clearance or approval from the FDA, which can be a lengthy, expensive, and uncertain process. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, we have only received FDA approval for use of the group B strep assay for Smart Cycler that we developed with IDI. We have not sought approval from the FDA or any other governmental body for other assays for the Smart Cycler, and we have not received any such approvals.

INTELLECTUAL PROPERTY

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

Patents and patents pending

We hold an exclusive license to key technologies from the Lawrence Livermore National Laboratory ("LLNL") in the fields of nucleic acid analysis and ligand binding assays with integrated optical detection. These technologies have resulted in two issued U.S. patents and include two pending U.S. patent applications and two pending international counterpart patent applications. The LLNL technologies are the basis of our I-CORE module and encompass the key I-CORE features.

We have an additional 11 issued or allowed U.S. patent on our disposable reaction tube, thermocycling with optics, and disposable sample preparation cartridges. We have an additional 31 pending U.S. patent applications plus corresponding international counterpart applications relating to our technologies. Our pending patent applications relate to our I-CORE module, reaction tubes, lysing technology, nucleic acid concentration chip and microfluidic devices, and methods and systems as applied to sample processing and automated DNA analysis.

Outside technologies required

We have obtained a thermal cycling license from Applied Biosystems for the sale of thermal cycling systems in the life sciences research, industrial testing and drug discovery and development markets. We may require a license from Applied Biosytems to sell thermal cycling systems in the field of clinical genetic assessment.

In the area of clinical genetic assessment for PCR-based applications, we will require licenses from various parties, including Hoffmann La Roche for application to this field. These licenses may include substantial up front payments as well as ongoing royalties on product sales. In most cases, these royalties on product sales will be based on the end user sales price. In some cases, we may obtain these licenses directly while in other cases we may obtain these rights through a partnership or collaboration.

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

EMPLOYEES

As of December 31, 2002, we had 148 fulltime employees. Approximately 75 employees were engaged in research and product development, of which 56 are in engineering and 19 in biotechnology. None of our employees are represented by a labor union. We place a high value on our human capital and consider our employee relations to be good.

EXECUTIVE OFFICERS

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Position
John L. Bishop	58	Chief Executive Officer and Director
Thomas L. Gutshall	65	Chairman of the Board and Director
Kurt Petersen, PhD	55	President, Chief Operating Officer and Director
John R. Sluis	57	Vice President, Finance and Chief Financial Officer

__________

John L. Bishop. Mr. Bishop joined us as chief executive officer and as a director in April 2002. Mr. Bishop served as president and a director of Vysis from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of Microprobe Corporation and, from 1987 to 1991, of Source Scientific Systems. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen- Probe, Inc. From 1968-1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

Thomas L. Gutshall. Mr. Gutshall is a co-founder of Cepheid and has served us as Chairman of the Board since August 1996. From August 1996 until April 2002, he also served as our Chief Executive Officer. From January 1995 to August 1996, he was President and Chief Operating Officer of CV Therapeutics. From 1989 to 1994, he was Executive Vice President at Syntex Corporation and a member of the Pharmaceutical Executive Committee. His responsibilities while at Syntex included managing Syva Company, Syntex Agribusiness, Pharmaceutical and Chemical Operations and Services, Syntex Pharmaceutical Intl. Ltd. and Environmental Health and Safety. He is also a member of the board of directors of CV Therapeutics and Metrika, Inc.

Kurt Petersen, Ph.D. Dr. Petersen is a co-founder of Cepheid and has served us as President and Chief Operating Officer since August 1996, and has served as our secretary since May 2002. From January 1996 through July 1996, Dr. Petersen worked as a private consultant. From 1985 to 1995, he served as Vice President, Technology for NovaSensor. While at NovaSensor, he was responsible for commercializing many innovative micromachined devices and fundamental fabrication processes. He holds over 20 patents and has authored over 80 technical papers and presentations. Dr. Petersen is a fellow of the IEEE and a member of the National Academy of Engineering. In 2001, he was awarded the Simon Ramo Medal by the IEEE.

John R. Sluis. Mr. Sluis joined us as Vice President, Finance and Chief Financial Officer in July 2002. Prior to joining the company, Mr. Sluis was Senior Vice President and Chief Financial Officer of Vysis from June 2000 through February 2002. Before joining Vysis, he held various positions at Sanofi Diagnostics, from 1989 through 1999 including serving as its President of North American Operations from 1997 to 1999.

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

Although we plan to introduce it commercially in the second half of 2003, our GeneXpert system is still in the development stage. We anticipate that for the foreseeable future our ability to achieve profitability will depend in part on the successful commercialization of our GeneXpert system. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

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

We have not established the accuracy, reliability or ease of operation of the GeneXpert system in commercial use. If the GeneXpert system does not gain market acceptance, we will be unable to generate significant sales, which may prevent us from achieving profitability. If the GeneXpert system is not accepted in the marketplace, this could have a negative effect on our ability to sell subsequent systems.

Our participation in the USPS biothreat detection program evaluation and other similar programs may not result in contracts or revenues.

We are part of a Northrop Grumman-led team being evaluated by the USPS to produce a DNA-based biothreat detection system for installation in USPS mail sorting facilities. We cannot state with certainty when this evaluation process will conclude, whether our team will be awarded a production contract, whether such a contract would be concluded on terms acceptable to all parties, or whether actual funding, deployment and operating parameters, or product purchases, will meet expected levels. The USPS biothreat detection system program, like many governmental contracting programs, involves significant uncertainties in the timing of decision-making and deployment and is highly sensitive to changes in national and international priorities and budgets. In addition, if components developed by us or our collaborators in the program fail to meet specifications, the entire proposal team could be rejected. In this and any similar future pilot programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units, so, even if we are awarded a production contract, we may be subject to our customer's future spending patterns and budgetary cycles. Accordingly, our participation in the USPS biothreat detection system program and other similar programs are subject to a number of risks and uncertainties and may never yield significant revenues.

We may not achieve or maintain profitability and may be unable to continue our operations.

We have experienced significant operating losses each year since our inception and expect to have negative cash flow from operations through at least the end of 2003. We experienced net losses of approximately $14.8 million in 2000, $15.5 million in 2001 and $19.7 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $62.6 million. Our ability to become profitable will depend on our revenue growth, which depends on a number of factors including market acceptance of our products, the success of any pilot programs in which we are participating, and our expense levels. Our expense levels are, in turn, influenced by a number of factors, including the resources we devote to developing and supporting our products, continued progress of our research and development of potential products and the need to acquire licenses to new technology or to use our technology in new markets. If we fail to grow our revenue and manage our expenses, we may never achieve profitability.

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

For certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We require licenses for many reagents. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. We may not be able to obtain licenses for certain reagents on commercially reasonable terms, if at all. Some of our competitors have rights to reagents that we have not yet obtained. Our failure to obtain similar rights would limit our ability to offer a system that includes reagents and would adversely affect our competitive position and our performance.

The regulatory approval process is expensive, time-consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

Some of our products, depending upon their intended use, will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. Products, such as the Smart Cycler and, when it is launched commercially, the GeneXpert system, when used for clinical diagnostic purposes will require such approval. To date, we have only received FDA approval for use of the group B strepococcos assay for Smart Cycler that was developed through our collaboration with IDI. We have not sought approval from the FDA or any other governmental body for other assays for the Smart Cycler, and we have not received any such approvals. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We generally expect to rely on our collaborators to direct the regulatory approval process for our products. There are no assurances that such collaborators will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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

We face intense competition from a number of companies that offer products in our targeted application areas. These competitors include:

  companies developing and marketing sequence detection systems for life sciences research products;
  healthcare companies that manufacture laboratory-based tests and analyzers;
  diagnostic and pharmaceutical companies;
  companies developing drug discovery technologies; and
  companies developing biothreat detection technologies.

We also face competition from both established and development-stage companies that continually enter these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products, or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

We also need to compete effectively with companies developing their own microfluidics technologies and products. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Rapid technological development may result in our products or technologies becoming obsolete. Products we offer could be made obsolete either by less expensive or more effective products based on similar or other technologies. Our future success will depend on our ability to establish and maintain a competitive position in these and future technologies.

We also compete against universities and public and private research institutions. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we need for the development of our products. Licenses to this proprietary technology may not be available to us on acceptable terms, if at all.

In many instances, particularly in the clinical genetic assessment area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we will lose sales and our business will be harmed.

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

If we are the subject of a successful product liability lawsuit which exceeds the limits of any insurance coverage we may have, we may incur substantial liabilities, which would adversely affect our earnings and financial condition.

The world geopolitical climate has created increased financial expectations that may not materialize.

The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created increased interest in bio-threat detection systems. However, we are uncertain what the long-term impact will be on our product sales. Even if our products are chosen as a part of the solution for the biothreat detection system for the USPS, it is unclear what the level and how quickly funding may be made available. These factors may adversely impact us and create unpredictability in our revenues and operating results.

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
  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges if our products are used in the USPS biothreat detection system program; and
  Takara Bio, Inc in a collaboration to manufacture and sell a line of general use PCR enzyme reagents optimized for use on our products.

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

We are in the process of launching our manufacturing process for our GeneXpert system and reagents to support commercial sales. We have limited manufacturing experience, and we cannot assure you that manufacturing or quality control problems will not arise as we attempt to produce our GeneXpert systems or reagents, or that we can scale-up manufacture and quality control in a timely manner or at commercially reasonable costs. If we are unable to manufacture GeneXpert systems or reagents consistently on a timely basis because of these or other factors, our product sales will be negatively affected.

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

We are utilizing a direct sales force to market our products in some markets. We have relatively small sales force compared to our competitors. Failure to effectively promote and sell our products in these markets could have a negative impact on their market acceptance. If our systems fail to penetrate these expanding markets, this could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

We are dependent on relationships with distributors for the marketing and sales of our products in the life sciences research market in various geographic regions and we have a limited ability to influence their efforts. For example, Takara Bio, Inc. is the exclusive distributor of Smart Cycler in the life sciences research market in Japan, South Korea, China, and Taiwan and we also rely on various distributors for our sales of Smart Cycler in the European life sciences research market. Relying on distributors for our sales and marketing in these regions is risky to our future for various reasons, including:

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

We depend on long term delivery contracts with several single source suppliers that supply components used in the manufacture of our Smart Cycler andGeneXpert systems, disposable reaction tubes, and cartridges. If we need alternative sources for key component parts for any reason, such component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of such components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a key source supplier for the manufacture of our potential products may force us to curtail or cease operations.

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

Broad market fluctuations in our stock price could result in the loss of market makers for our common stock, which could, in turn, result in a decline in the price of our common stock. To maintain our eligibility for listing on Nasdaq, we must maintain a minimum number of market makers and meet and maintain other eligibility requirements, including a minimum trading value of our common stock. A prolonged decline in the price of our common stock could effect the operation of our business by severely limiting our ability to raise capital or to use our common stock in connection with acquisitions. In addition because the price of our common stock is below $5.00 per share, broker dealers have to follow specific disclosure and suitability obligations requirements, which could limit the marketability of our common stock.

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

Our ability to sell our products in the clinical genetic assessment market will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as manufacturing, quality control, project management, microbiology, software engineering, mechanical engineering and electrical engineering. Retaining and training personnel with the requisite skills is challenging even in today's economy, and, when general economic conditions improve, is likely to become extremely competitive again, particularly in the Silicon Valley area of California where we are headquartered. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

If we fail to raise additional capital, our ability to fund our operations and advance our development programs would be impaired and our business would be adversely affected.

Including net proceeds received of $4.7 million from our common stock offering completed in March 2003, we anticipate that our existing capital resources will enable us to maintain currently planned operations through December 2003. This expectation is based on our current operating plan and may change as a result of many factors, including market acceptance of our products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds. These funds may not be available on favorable terms, if at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

ITEM 2. PROPERTIES

We currently lease approximately 76,000 square feet of office and laboratory space in Sunnyvale, California, which serves as the base for our manufacturing, product support and research and development efforts pursuant to a lease that expires in March 2012. We also own a 9,500 square feet building outside of Toulouse, France. We expect that this space will meet our currently anticipated facilities needs at least through 2007. If necessary, we believe we will be able to obtain additional facilities space on commercially- reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

As previously reported in our quarterly report on Form 10Q for the quarter ended June 30, 2002, on July 17, 2002, Fisher Scientific Company L.L.C. ("Fisher") filed a lawsuit against Cepheid in the United States District Court. The parties entered into a settlement agreement with respect to the dispute in the fourth quarter of 2002, pursuant to which the parties dismissed all claims against each other.

We are currently not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of 2002.

PART II

ITEM 5. REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market since our initial public offering on June 21, 2000 under the symbol CPHD. Prior to such time, there was no public market for our common stock. Through March 18, 2002, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

High	Low

Fiscal 2001

First Quarter 2001
Second Quarter 2001
Third Quarter 2001
Fourth Quarter 2001

Fiscal 2002

First Quarter 2002
Second Quarter 2002
Third Quarter 2002
Fourth Quarter 2002

Fiscal 2003

First Quarter 2003 (through March 18, 2003)

$9.97 4.18 3.25 11.48 5.75 5.74 5.70 6.58 6.15	$2.97 2.70 1.48 2.40 2.23 3.07 2.58 3.50 3.25

On March 18, 2003 the last reported sale price of our common stock on the Nasdaq National Market was $4.64 per share. On March 18, 2003, there were approximately 296 holders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected consolidated financial data that were derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K and in our prior annual and quarterly reports, and other information we have filed with the SEC. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                       Year Ended December 31,
                                                       -----------------------------------------------------
                                                         2002       2001       2000       1999       1998
                                                       ---------  ---------  ---------  ---------  ---------
                                                                 (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
   Product sales..................................... $  12,413  $   8,669  $   4,397  $     159  $      --
   License and royalty revenue.......................       200        124         --         --         --
   Grant and government sponsored
   research revenue..................................     1,838      2,554      2,249      2,249      2,870
   Research and development
   contract revenue..................................       203          7        416      1,187        707
                                                       ---------  ---------  ---------  ---------  ---------
Total revenues.......................................    14,654     11,354      7,062      3,595      3,577
                                                       ---------  ---------  ---------  ---------  ---------

Operating costs and expenses:
  Cost of product sales..............................     8,766      6,330      3,851         97         --
  Research and development (including
    charges for stock-based compensation
    of $351, $1,246 and $3,706 in 2002,
    2001 and 2000, respectively).....................    16,889     15,003     15,055     10,261      5,990
  Selling, general and administrative
    (including charges for stock-based
    compensation of $189, $543 and $1,152
    in 2002, 2001 and 2000, respectively)............     8,572      6,727      4,675      1,298      1,178
  Restructuring expenses.............................       245         --         --         --         --
                                                       ---------  ---------  ---------  ---------  ---------
Total costs and operating expenses                       34,472     28,060     23,581     11,656      7,168
                                                       ---------  ---------  ---------  ---------  ---------
Loss from operations.................................   (19,818)   (16,706)   (16,519)    (8,061)    (3,591)
Net interest income..................................        77      1,195      1,700        142        280
                                                       ---------  ---------  ---------  ---------  ---------
Net loss.............................................   (19,741)   (15,511)   (14,819)    (7,919)    (3,311)
Deemed dividend to Series C preferred
  shareholders.......................................        --         --    (19,114)        --         --
                                                       ---------  ---------  ---------  ---------  ---------
Net loss applicable to common shareholders........... $ (19,741) $ (15,511) $ (33,933) $  (7,919) $  (3,311)
                                                       =========  =========  =========  =========  =========

Basic and diluted net loss per common share.......... $   (0.70) $   (0.60) $   (2.14) $   (1.90) $   (1.37)
                                                       =========  =========  =========  ========== =========

Shares used in computing basic and diluted
  net loss per common share..........................    28,203     25,939     15,859      4,164      2,414

                                                                          December 31,
                                                       ------------------------------------------  ---------
                                                         2002       2001       2000       1999       1998
                                                       ---------  ---------  ---------  ---------  ---------
                                                                     (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short term investments. $  14,505  $  24,680  $  39,698  $   1,493      8,676
Restricted cash......................................     2,296        661         --         --        300
Working capital......................................    16,962     27,442     41,259        732      8,347
Total assets.........................................    30,191     34,492     47,353      4,886     11,042
Long-term debt, net of current portion...............     1,629      1,167      1,504      1,205        531
Accumulated deficit..................................   (62,576)   (42,835)   (27,324)   (12,505)    (4,586)
Total shareholders' equity...........................    20,758     29,478     42,647      1,557      9,175

Quarterly Data:

Set forth is unaudited consolidated financial data for 2002 and 2001.

                                                            Quarter Ended
                                              ------------------------------------------
                                              03/31/02   06/30/02   09/30/02   12/31/02
                                              ---------  ---------  ---------  ---------
                                                   (in thousands, except per share data)
        Year Ended December 31, 2002
                (unaudited)
Total revenues.............................. $   2,367  $   3,205  $   4,429  $   4,652

Operating costs and expenses:
  Costs of product sales....................     1,609      2,135      2,928      2,094
  Research and development..................     4,001      4,563      4,547      3,778
  Selling, general and administrative.......     1,775      2,065      2,471      2,261
  Restructuring expenses....................        --         --        262        (17)
                                              ---------  ---------  ---------  ---------
Total costs and operating expenses..........     7,385      8,763     10,208      8,116
                                              ---------  ---------  ---------  ---------
Loss from operations........................    (5,018)    (5,558)    (5,779)    (3,464)
Net interest income.........................        48         24         17        (11)
                                              ---------  ---------  ---------  ---------
Net loss.................................... $  (4,970) $  (5,534) $  (5,762) $  (3,475)
                                              =========  =========  =========  =========

Basic and diluted net loss per common share. $   (0.19) $   (0.21) $   (0.20) $   (0.11)
                                              =========  =========  =========  =========
Shares used in computing basic and diluted
  net loss per share........................    26,346     26,380     29,302     30,784

                                                            Quarter Ended
                                              ------------------------------------------
                                              03/31/01   06/30/01   09/30/01   12/31/01
                                              ---------  ---------  ---------  ---------
                                                   (in thousands, except per share data)
        Year Ended December 31, 2001
                (unaudited)
Total revenues.............................. $   3,348  $   2,042  $   2,791  $   3,173

Operating costs and expenses:
  Costs of product sales....................     1,940      1,303      1,394      1,693
  Research and development..................     3,701      3,607      3,783      3,912
  Selling, general and administrative.......     1,405      1,592      1,869      1,861
                                              ---------  ---------  ---------  ---------
Total costs and operating expenses..........     7,046      6,502      7,046      7,466
                                              ---------  ---------  ---------  ---------
Loss from operations........................    (3,698)    (4,460)    (4,255)    (4,293)
Net interest income.........................       513        352        229        101
                                              ---------  ---------  ---------  ---------
Net loss....................................    (3,185)    (4,108)    (4,026)    (4,192)
                                              =========  =========  =========  =========

Basic and diluted net loss per common share. $   (0.12) $   (0.16) $   (0.15) $   (0.16)
                                              =========  =========  =========  =========
Shares used in computing basic and diluted
  net loss per common share.................    25,680     25,846     26,054     26,173

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

Overview

We develop, manufacture and market fully integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems analyze complex biological samples in disposable cartridges designed to perform rapidly and automatically all of the steps associated with sophisticated molecular biological procedures. We are focusing our efforts on those applications where rapid genetic and DNA testing is particularly important, such as the infectious disease, biothreat and cancer testing markets. In particular, we have designed our systems to be capable of use in genetic management of disease, performing a broad range of genetic tests that include identifying infectious organisms, evaluating at-risk populations for the early detection of disease such as cancer, determining the stage of the disease and assessing what might be the most effective therapy. We also have designed our systems to detect food, air and water contaminants rapidly through genetic identification of disease causing agents. We are collaborating with strategic partners to co-develop assays, or biological tests, and to provide marketing and sales support across a broad range of markets.

We commenced commercial sales of our first product, the Smart Cycler®, in May 2000. The Smart Cycler is a DNA amplification and detection system initially directed at the life sciences research market. We began shipping the Smart Cycler II, which features various enhancements to the Smart Cycler, in November 2002. We believe our Smart Cycler products allow users to analyze biological samples faster and more efficiently than any other product currently available.

Our GeneXpert® system, currently in the final stages of development, integrates automated sample preparation with our Smart Cycler amplification and detection technology. We expect to launch the GeneXpert system in unregulated markets in the second half of 2003. Following clinical trials and FDA approval, we anticipate commercial launch of the GeneXpert system to the clinical genetic assessment market in early 2005. We believe that the GeneXpert system is the only genetic analysis system that integrates automated sample preparation with genetic analysis, while also offering customers a complete testing system comprised of both instrumentation and disposable cartridges containing all necessary reagents for a particular test.

Significant accounting policies and management judgements

We consider certain accounting policies related to revenue recognition, the inventory reserve, and warranty accrual to be critical policies. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.

Revenue Recognition. We recognize revenue from product sales when goods are shipped, when there is a persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No right of return exists for our products with the exception of damaged goods. We have not experienced any significant returns. Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non-refundable contract fees for which no further performance obligations exist, with no continuing involvement required by us are recognized on the earlier of the date the payments are received or when collection is assured. Under research and development agreements, we are required to perform specific research and development activities and are reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized when the achievement of the specified milestone has been achieved provided that such milestone was at risk at the inception of the arrangement and milestone-related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed. Determining whether the elements required for us to recognize revenue are present (including, for example, determining whether there is sufficient evidence that an arrangement exists, the collectibility of billings is reasonably assured and contractual performance obligations and milestones have been met) requires us to make estimates, assumptions and judgments that affect our operating results.

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

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

Revenues

We derive our revenue principally from sales of the Smart Cycler and associated disposable reaction tubes and, to a lesser extent, from contractual payments for services rendered in research and development arrangements. Total revenues increased 29% to $14.7 million for the year ended December 31, 2002 from $11.4 million for the year ended December 31, 2001. The increase in total revenues for the year ended December 31, 2002 as compared to prior year was due to an overall increase in product sales, offset by a decline in contract revenues. Total product sales increased 43% to $12.4 million for the year ended December 31, 2002 from $8.7 million for the prior year. The growth in product sales for the year ended December 31, 2002 as compared to the prior year resulted from an increase of 35% in instrument sales, particularly of the Smart Cycler system, initial prototype sales of our GeneXpert system, and an increase of more than 190% in reagent and disposable sales, particularly our disposable Smart Cycler reaction tubes. The increase in product sales was due to the growth of sales through our international distribution network and direct sales force in the United States, and growing market acceptance of the Smart Cycler system. For the year ended December 31, 2002, product sales through distributors represented 54% of our total product sales (including instruments, reagents, and disposables). We had no direct customers that represented more than 10% of product sales for either of the years ended December 31, 2002 or December 31, 2001.

Grant and government sponsored research revenue decreased 28% to $1.8 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2002. The decrease resulted from a decline in the number of active government contracts worked on during the year ended December 31, 2002 as compared to the prior year. Research and development contract revenue increased $196,000 to $203,000 for the year ended December 31, 2002. This increase resulted from work performed in conjunction with our participation in the pilot program to develop a biothreat detection system for the USPS. We believe both grant and government sponsored research revenue and research and development contract revenue could decline in upcoming fiscal year as we continue to increase our product marketing efforts and shift our business away from research and development.

Cost of product sales

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility and warranty costs. Cost of product sales increased 39% to $8.8 million for the year ended December 31, 2002 from $6.3 million for the year ended December 31, 2001. The increase in absolute dollars of cost of product sales for the year ended December 31, 2002 as compared to the prior year was driven by the corresponding increase in product sales. Our product gross margin percentage for the year ended December 31, 2002 was 29% as compared to 27% for the prior year period. The increase in product gross margin for the year ended December 31, 2002 as compared to the prior year period was due to increased economies of scale due to increased production volume and an increase in the average selling price of our Smart Cycler system resulting from more direct sales offset by increased warranty costs. The increase in warranty costs is primarily due to approximately $0.4 million in warranty costs recognized in the third quarter of 2002 to enhance the reliability of the Smart Cycler system.

Research and development expenses

Research and development expenses consist of salaries, amortization of deferred stock compensation, research and development materials, facility costs, and legal expenses for intellectual property protection and regulatory matters. Research and development expenses increased 13% to $16.9 million for the year ended December 31, 2002 from $15.0 million for the year ended December 31, 2001. This increase resulted from a $1.4 million increase in facilities costs related to our new company headquarters, a $1.4 million increase in wages and other personnel-related expenses, and $0.3 million increase in depreciation and amortization, partially offset by a $0.9 million decrease in the amortization of our non-cash deferred stock compensation and a $0.3 million decrease in outside engineering and consulting costs. The overall increase in research and development expenses for the year ended December 31, 2002 as compared to the prior year was primarily related to our to our efforts to complete the development of the GeneXpert system. We expect that our research and development expenses will increase slightly in 2003 from 2002 as we realign or, where necessary, add to, our existing resources to further our product development efforts, particularly with respect to developing additional assays for the Smart Cycler and GeneXpert systems.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries, amortization of deferred stock compensation, severance costs, accounting and other professional fees, facility costs, and human resource expenses. Selling, general and administrative expenses increased 27% to $8.6 million for the year ended December 31, 2002 from $6.7 million for the year ended December 31, 2001. The increase for the year ended December 31, 2002 as compared to the prior year period was due to a $1.1 million increase in salaries and personnel-related expenses, primarily comprised of salaries for increased sales, marketing and executive headcount, $0.2 million in severance costs, a $0.3 million increase in sales commissions due to increased product sales, a $0.2 million increase in travel and lodging costs primarily due to our expanded direct sales force, and a $0.4 million increase in legal costs, partially offset by a $0.3 million decrease in our amortization of non-cash deferred stock compensation. We expect that our selling, general and administrative expenses will increase slightly in 2003 compared to the 2002 level as we realign or, where necessary, add to, our existing resources in order to continue to execute our business strategy, particularly with respect to our efforts to increase European sales through our new entity European subsidiary, Cepheid SA.

Interest income, net

Net interest income decreased to $77,000 in 2002 from $1.2 million in 2001. The $1.1 million decrease was primarily due to a decrease in our cash and cash equivalents balance as well as lower interest rates resulting in lower interest income. Interest expense also increased due to increased borrowings on our lease line of credit during the year end December 31, 2002.

Restructuring expenses

We incurred restructuring expenses of $245,000 related to the restructuring plan that we completed during the quarter ended September 30, 2002. The restructuring charge was primarily composed of severance costs for terminated employees and to small degree of professional fees and the write-off of impaired assets. In connection with the plan, our headcount was reduced by approximately 15%. The purpose of the restructuring plan was to realign our workforce to reflect our shift in emphasis from research and development to manufacturing and marketing of our instruments and reagent systems. As a result of the restructuring plan, we expect that we will realize a near-term reduction in our annual operating expenses of approximately $3.5 million which is comprised of salaries and consulting fees. However, we will be redeploying approximately $2.5 million of those savings in 2003 as we expand our commercialization activities. There are no remaining cash payments to be made under this restructuring plan at December 31, 2002.

Income taxes

We incurred net operating losses in 2002 and 2001, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2002 and 2001, we had deferred tax assets of approximately $24.3 million and $16.3 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance, as the future realization of the tax benefit is not currently likely. The net valuation allowance increased by $8.0 million during the year ended December 31, 2002. Deferred tax assets relate to net operating loss carryforwards, research credit carryforwards and capitalized research and development costs. As of December 31, 2002, we had federal net operating loss carry forwards of approximately $52.0 million. We also had federal research and development tax credit carry forwards of approximately $1.1 million.

Our federal net operating loss and credit carryforwards, if not offset against future taxable income, will expire from 2011 through 2022. Under the provisions of the Internal Revenue Code of 1986, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

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

From launch through the end of December 2001, we had sold more than 570 Smart Cycler systems and over 1.5 million reaction tubes. Over three quarters of the sales during those years were through distributors and the majority of sales were through Fisher. Fisher's business is focused primarily on the research market. Most of its sales have been to academic laboratories, but a portion has been to biotech and pharmaceutical companies. Our own direct sales efforts are focused on the government, including domestic preparedness and public health labs, plus potential collaborators and industrial customers, primarily food- related. Our largest customer category is academics/universities, which represented about 50% of sales in 2001. The next two largest categories are government and biotechnology/ pharmaceutical companies. They represented approximately 37% and 13%, respectively of sales in 2001.

During the year, the Company's addition of a direct sales force helped to improve direct sales specifically in the food testing and biothreat markets. Additionally, the terrorist attacks of September 11 increased focus on the potential of bioterrorist attacks. Increased funds have been allocated to various government agencies for military and homeland defense. The Company experienced an increased demand for its Smart Cycler family of products in the third and fourth quarter of 2001. We believe that increase was due both to the addition of our direct sales force and the impact of the September 11 terrorist attacks.

Grant and government sponsored research revenue increased 18% to $2.6 million for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000. The increase is primarily due to an increased level of activity on the contracts as they were completed during the year ended December 31, 2002. Research and development contract revenue decreased by 98% to $7,000 from $0.4 million in 2000. The Company switched its focus from grant and government sponsored research to the expansion of its Smart Cycler sales efforts and the development of its GeneXpert product. During 2001, we focused on the completion of our existing government research and development contracts. As a result, essentially no new grant and government sponsored research or research and development contracts were executed in 2001.

Cost of product sales

Cost of product sales increased 66% to $6.3 million for the year ended December 31, 2001 from $3.8 million for the year ended December 31, 2000. The increase was due to the 98% increase in product sales, partially offset by increased economies of scale due to higher unit volumes.

Research and development expenses

Research and development expenses decreased 0.1% to $15.0 million for the year ended December 31, 2001 from $15.1 million for the year ended December 31, 2000. This decrease included a decrease of $2.5 million in non-cash charges related to the amortization of deferred stock-based compensation. The $2.4 million increase in research and development expenses is comprised of a $2.3 million increase in salaries and personnel related costs, partially offset by a $0.5 million increase in facility and related costs offset by a $0.2 million decrease in outside consulting and $0.2 million increase in expensed furniture and equipment. Development activities switched to GeneXpert in 2001 from Smart Cycler in 2000

Selling, general and administrative expenses

Selling, general and administrative expenses increased 43% to $6.7 million for the year ended December 31, 2001 from $4.7 million for the year ended December 31, 2000. This $2.0 million increase is attributable to a $1.1 million increase in salaries and related personnel costs, a $0.6 million increase in facilities and related costs, a $0.4 million increase in corporate legal and other professional fees, a $0.1 million increase in insurance costs, a $0.2 million increase in investor and public relations, and a $0.2 million increase in temporary help and consulting partially offset by a $0.6 million decrease in non-cash charges related to the amortization of deferred stock-based compensation. During 2001, the Company added small direct sales force focused on distributor support as well as direct sales in the food testing and biothreat markets. Additionally, the Company increased its advertising and promotional activities for its Smart Cycler product line. These activities resulted in a substantial year over year increase in selling, general, and administrative expenses.

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

Liquidity and Capital Resources

As of December 31, 2002, we had $16.8 million in cash, cash equivalents, short-term investments, and restricted cash, compared to $25.3 million as of December 31, 2001. Net cash used for operating activities was $15.3 million, $13.0 million, and $11.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, net cash used for operating activities consisted of $19.7 million in net loss and a $1.6 million increase in working capital offset in part by $0.5 million of amortization of non-cash deferred stock compensation and $2.0 million of property and equipment amortization and depreciation. For the year ended December 31, 2001, net cash used for operating activities consisted of $15.5 million in net loss and a $0.7 million decrease in working capital for the period, offset in part by $1.8 million of stock based compensation and $1.4 million of amortization and depreciation. For the year ended December 31, 2000, net cash used for operating activities consisted of $14.8 million in net loss and a $2.7 million decrease in working capital for the period, partially offset in part by $4.9 million related to the amortization of non-cash deferred stock based compensation and $0.9 million of property and equipment amortization and depreciation.

Through December 31, 2002, we had received net proceeds of $76.0 million from sales of common and convertible preferred stock, including net proceeds of $9.5 million from the sale of 4,000,000 shares of common stock in August 2002 under a shelf registration statement, net of issuance costs of $1.1 million. In addition, in March 2003, we completed another offering of common stock under the shelf registration statement for net proceeds of approximately $4.7 million.

Through December 31, 2002, we had financed equipment, land, and building purchases and leasehold improvements totaling approximately $6.7 million. As of December 31, 2002, we had $3.1 million in equipment financing obligations. These equipment obligations are secured by the financed equipment, bear interest at a weighted-average interest rate of 8.21% and are due in monthly installments through September 2005. Under the terms of our current equipment financing agreement, a balloon payment is due at the end of each individual lease term for an item of equipment. In June 2002, our existing equipment line of credit was amended to allow us to borrow an additional $4.0 million, of which we drew down $1.4 million in the second quarter of 2002 and $0.7 million in the third quarter of 2002. In connection with this amendment, we entered into a negative covenant pledge agreement pursuant to which we were required to complete a cumulative $20.0 million financing by September 30, 2002 or all funding under the equipment line of credit would cease and we would be required to provide a cash deposit or irrevocable letter of credit equivalent to 100% of all soft costs financed. Soft costs primarily represent leasehold improvements and custom manufacturing equipment. We did not complete the required level of cumulative e financing prior to September 30, 2002 and, as a result, we provided a letter of credit in the amount of $1.1 million to the creditor in October 2002 and will not be able to draw down additional funding.

In December 2002, we purchased land and a building for approximately $0.4 million for our newly formed French subsidiary. We financed the purchase with a ten-year mortgage loan, which bears interest at 4.75% per year and is fully secured by the land and building. Additionally, the loan is guaranteed by a standby letter of credit in the amount of $0.5 million. The collateral for this standby letter of credit is classified as a component of restricted cash at December 31, 2002.

Net cash provided by investing activities was $2.1 million for the year ended 2002, and net cash used in investing activities was $11.1 million and $1.7 million for the years ended December 31, 2001 and 2000, respectively. Net cash provided by investing activities for the year ended December 31, 2002 consisted of $8.8 million from the maturity of marketable securities, offset by $5.0 million in capital expenditures and $1.6 million in restricted cash. Net cash used in investing activities for the year ended December 31, 2001 consisted of $1.7 million in capital expenditures, $8.8 million for the purchase of marketable securities, offset by $0.7 million in restricted cash. Net cash used in investing activities for the year ended December 31, 2000 consisted of $1.7 million in capital expenditures.

Net cash provided by financing activities consisted primarily of proceeds from sales of common stock and proceeds from loan arrangements partially offset by principal payments under the loan arrangements. We received $11.7 million, $0.4 million, and $51.7 million in cash from financing activities for the years ended December 31, 2002, 2001 and 2000, respectively. The $11.7 million in 2002 included proceeds of $10.5 million from sales of common stock, including $9.5 million from our August 2002 common stock offering, and $2.6 million in proceeds from equipment and mortgage loans, offset by repayments of $1.3 million on our equipment and mortgage loans. The $51.7 million in 2000 included proceeds of $51.0 million, net of issuance costs, from sales of common stock and convertible preferred stock and proceeds from equipment loans of $1.2 million, offset by repayments of equipment loans of $0.5 million.

Our contractual obligations for the next five years, and thereafter, are currently as follows (in thousands):

                                   LESS
                                  THAN 1        1-3         4-5       AFTER 5
CONTRACTUAL OBLIGATIONS(1)         YEAR        YEARS       YEARS       YEARS        TOTAL
------------------------------  ----------  -----------  ----------  ----------  ------------
Equipment and mortgage loans.. $    1,681  $     1,889  $      100  $      196  $      3,866
Operating leases..............      1,352        4,304       3,089       5,372        14,117
Research funding..............        117           49          --          --           166
Minimum royalty payments......        260          844         620       3,031         4,755
                                ----------  -----------  ----------  ----------  ------------
  Total contractual cash
     obligations.............. $    3,410  $     7,086  $    3,809  $    8,599  $     22,904
                                ==========  ===========  ==========  ==========  ============

We expect to have negative cash flow from operations through at least the end of 2003. We expect our cash use to average approximately $1.5 million per month for 2003. For the year ended December 31, 2002, total cash used was $8.5 million or $18.0 million after subtracting out the $9.5 million in net proceeds received from our August 2002 common stock offering. After the proceeds of approximately $4.7 million from our March 2003 common stock offering, we anticipate that our existing capital resources will enable us to maintain currently planned operations through the end of 2003. This expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements, which depend on a number of factors outside our control. For example, our future capital requirements will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital. To the extent operating and capital are insufficient to meet future requirements, we will have to raise additional funds. These funds may not be available on favorable terms, if at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. In December 2001, we filed a shelf registration statement for the issuance of up to $35.0 million in debt and/or equity securities. As of December 31, 2002, we had approximately $24.4 million still available under this registration statement. After our common stock offering completed in March 2003, we have approximately $19.4 million still available under this registration statement. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. Although we have no current plans, agreements or commitments providing for any acquisition, we may, if the opportunity arises, use net proceeds from an offering of equity or debt securities to acquire or invest in products, technologies or companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in short term commercial paper and money market funds. Due to the short-term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10K.

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

PAGE
Report of Ernst & Young LLP, Independent Auditors	**
Consolidated Balance Sheets	**
Consolidated Statements of Operations	**
Consolidated Statements of Stockholders' Equity	**
Consolidated Statements of Cash Flows	**
Notes to Consolidated Financial Statements	**

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 30, 2003, except for
Note 16, as to which the date is
March 4, 2003

CEPHEID

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

                                                                              December 31,
                                                                         ----------------------
                                                                            2002        2001
                                                                         ----------  ----------
                                ASSETS
Current assets:
  Cash and cash equivalents............................................ $   14,505  $   15,905
  Short term investments...............................................         --       8,775
  Restricted cash......................................................      2,296         661
  Accounts receivable..................................................      3,044       2,020
  Inventory............................................................      3,850       3,568
  Prepaid expenses and other current assets............................        352         338
                                                                         ----------  ----------
Total current assets...................................................     24,047      31,267
Property and equipment, net............................................      6,144       3,175
Other assets...........................................................         --          50
                                                                         ----------  ----------
Total assets........................................................... $   30,191  $   34,492
                                                                         ==========  ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................... $    2,367  $      587
  Accrued compensation.................................................      1,171         778
  Accrued other liabilities............................................      2,092       1,399
  Current portion of equipment financing...............................      1,423       1,029
  Current portion of bank loan payable.................................         32          --
  Current portion of deferred rent.....................................         --          32
                                                                         ----------  ----------
Total current liabilities..............................................      7,085       3,825

Equipment financing, less current portion..............................      1,629       1,167
Bank loan payable, less current portion................................        364          --
Deferred rent, less current portion....................................        355          22
Commitments
Shareholders' equity:
  Common stock, no par value;
    100,000,000 shares authorized, 30,985,716 and 26,646,338 shares
    issued and outstanding at December 31, 2002 and 2001, respectively.     75,928      65,459
  Additional paid-in capital...........................................      7,505       7,694
  Deferred stock based compensation....................................       (103)       (833)
  Accumulated foreign exchange translation adjustment..................          4          --
  Accumulated other comprehensive loss.................................         --          (7)
  Accumulated deficit..................................................    (62,576)    (42,835)
                                                                         ----------  ----------
Total shareholders' equity.............................................     20,758      29,478
                                                                         ----------  ----------
Total liabilities and shareholders' equity............................. $   30,191  $   34,492
                                                                         ==========  ==========

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                  Years Ended December 31,
                                              -------------------------------
                                                2002       2001       2000
                                              ---------  ---------  ---------
Revenues:
  Instrument sales.......................... $  11,075  $   8,208  $   4,336
  Reagent and disposable sales..............     1,338        461         61
                                              ---------  ---------  ---------
     Total Product Sales....................    12,413      8,669      4,397
  License and royalty revenue...............       200        124         --
  Grant and government sponsored
    research revenue........................     1,838      2,554      2,249
  Research and development contract revenue.       203          7        416
                                              ---------  ---------  ---------
     Total revenues.........................    14,654     11,354      7,062
                                              ---------  ---------  ---------
Operating costs and expenses:
  Cost of product sales.....................     8,766      6,330      3,851
  Research and development (including
    charges for stock-based compensation
    of $351, $1,246 and $3,706 in 2002,
    2001 and 2000, respectively)............    16,889     15,003     15,055
  Selling, general and administrative
    (including charges for stock-based
    compensation of $189, $543 and $1,152
    in 2002, 2001 and 2000, respectively)...     8,572      6,727      4,675
  Restructuring expenses....................       245         --         --
                                              ---------  ---------  ---------
     Total costs and operating expenses.....    34,472     28,060     23,581
                                              ---------  ---------  ---------
Loss from operations........................   (19,818)   (16,706)   (16,519)
Interest income.............................       313      1,450      1,887
Interest expense............................      (236)      (255)      (187)
                                              ---------  ---------  ---------
Net loss....................................   (19,741)   (15,511)   (14,819)

Deemed dividend to Series C preferred
  shareholders..............................        --         --    (19,114)
                                              ---------  ---------  ---------
Net loss applicable to common shareholders.. $ (19,741) $ (15,511) $ (33,933)
                                              =========  =========  =========

Basic and diluted net loss
  per common share.......................... $   (0.70) $   (0.60) $   (2.14)
                                              =========  =========  =========
Shares used in computing basic and
  diluted net loss per common share.........    28,203     25,939     15,859

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                                                                                                                       Notes    Deferred   Accumulated Accumulated
                                                                     Convertible                                     Receivable  Stock-      Other       foreign
                                                                   Preferred Stock      Common Stock      Additional   from       Based     Compre-     exchange                     Total
                                                                 ------------------- -------------------   Paid-in    Share-     Compen-    hensive    translation  Accumulated   Shareholders'
                                                                  Shares     Amount   Shares     Amount    Capital    holders    sation       Loss     adjustment     Deficit       Equity
                                                                 ---------  -------- ---------  --------  ---------  ---------  ---------  ----------  -----------  -----------   -----------
Balance at December 31, 1999....................................    6,947  $ 13,566     6,871  $    351  $     766  $     (69) $    (552) $       --  $        --  $   (12,505) $      1,557
Issuance of shares of common stock at $0.12 -- $6.00
  per share for cash under employee and consultant plans and
  to other investors at various dates, net of repurchases.......       --        --       406       549         --         --         --          --           --           --           549
Payment on note receivable from related party...................       --        --        --        --         --         34         --          --           --           --            34
Issuance of Series C convertible preferred stock to
  investors at $3.00 per share in January 2000
  for cash, net of issuance costs of $26........................    6,380    19,114        --        --         --         --         --          --           --           --        19,114
Issuance of common stock for initial public offering at
  $6.00 per share less issuance costs of $3,495.................       --        --     5,750    31,005         --         --         --          --           --           --        31,005
Conversion of convertible preferred stock to common stock.......  (13,327)  (32,680)   13,327    32,680         --         --         --          --           --           --            --
Deferred stock-based compensation...............................       --        --        --        --      6,265         --     (6,265)         --           --           --            --
Amortization of deferred stock-based compensation...............       --        --        --        --         --         --      3,579          --           --           --         3,579
Issuance of options to consultants
  to purchase common stock for services rendered................       --        --        --        --      1,279         --         --          --           --           --         1,279
Issuance of shares of common stock at $5.10 to employees
  for cash under employee stock purchase plan...................       --        --        70       359         --         --         --          --           --           --           359
Comprehensive loss:
  Net loss......................................................       --        --        --        --         --         --         --          --           --      (14,819)      (14,819)
  Net unrealized loss on available-for-sale securities..........       --        --        --        --         --         --         --         (10)          --           --           (10)
                                                                                                                                                                                  -----------
        Total comprehensive loss................................       --        --        --        --         --         --         --          --           --           --       (14,829)
                                                                 ---------  -------- ---------  --------  ---------  ---------  ---------  ----------  -----------  -----------   -----------
Balance at December 31, 2000....................................       --        --    26,424    64,944      8,310        (35)    (3,238)        (10)          --      (27,324)       42,647
Payment on note receivable from related party...................       --        --        --        --         --         35         --          --           --           --            35
Adjustment to deferred stock based compensation
  for terminated employees......................................       --        --        --        --       (625)        --        625          --           --           --            --
Issuance of shares of common stock for
  cash at $.05   - $4.125  per share under employee
  and director option plans at various dates....................       --        --        41        48         --         --         --          --           --           --            48
Repurchase of common shares for cash at
  $0.12 - $1.50  per share originally issued under
  employee option plans at various dates........................       --        --       (60)      (49)        --         --         --          --           --           --           (49)
Repurchase of common shares for cash at $.005 per share
  originally issued to founders of the Company at various dates.       --        --      (109)       (1)        --         --         --          --           --           --            (1)
Exercise of warrants in exchange
  for issuance of common shares.................................       --        --       147        --         --         --         --          --           --           --            --
Amortization of deferred stock-based compensation...............       --        --        --        --         --         --      1,780          --           --           --         1,780
Amortization of deferred stock based compensation
  related to options issued to consultants to purchase
  common stock for services rendered............................       --        --        --        --          9         --         --          --           --           --             9
Issuance of shares of common stock at $2.56 to employees
  for cash under employee stock purchase plan...................       --        --       203       517         --         --         --          --           --           --           517
Comprehensive loss:
  Net loss......................................................       --        --        --        --         --         --         --          --           --      (15,511)      (15,511)
  Net unrealized gain on available-for-sale securities..........       --        --        --        --         --         --         --           3           --           --             3
                                                                                                                                                                                  -----------
        Total comprehensive loss................................       --        --        --        --         --         --         --          --           --           --       (15,508)
                                                                 ---------  -------- ---------  --------  ---------  ---------  ---------  ----------  -----------  -----------   -----------
Balance at December 31, 2001....................................       --        --    26,646    65,459      7,694         --       (833)         (7)          --      (42,835)       29,478
Issuance of common shares under secondary stock offering........       --        --     4,000     9,505         --         --         --          --           --           --         9,505
Foreign currency adjustment.....................................       --        --        --        --         --         --         --          --            4           --             4
Adjustment to deferred stock based compensation
  for terminated employees......................................       --        --        --        --       (201)        --        201          --           --           --            --
Issuance of shares of common stock for
  cash at $.12  - $4.13  per share under employee
  and director option plans at various dates....................       --        --       151       369         --         --         --          --           --           --           369
Repurchase of common shares for cash at
  $.35 - $1.50  per share originally issued under
  employee option plans at various dates........................       --        --        (7)      (10)        --         --         --          --           --           --           (10)
Exercise of warrants in exchange for issuance of common shares..       --        --         8        --         --         --         --          --           --           --            --
Amortization of deferred stock-based compensation...............       --        --        --        --         --         --        529          --           --           --           529
Amortization of deferred stock based compensation
  related to options issued to consultants to purchase
  common stock for services rendered............................       --        --        --        --         12         --         --          --           --           --            12
Issuance of shares of common stock at $3.21 to employees
  for cash under employee stock purchase plan...................       --        --       188       605         --         --         --          --           --           --           605
Comprehensive loss:
  Net loss......................................................       --        --        --        --         --         --         --          --           --      (19,741)      (19,741)
  Net unrealized gain on available-for-sale securities..........       --        --        --        --         --         --         --           7           --           --             7
                                                                                                                                                                                  -----------
        Total comprehensive loss................................       --        --        --        --         --         --         --          --           --           --       (19,734)
                                                                 ---------  -------- ---------  --------  ---------  ---------  ---------  ----------  -----------  -----------   -----------
Balance at December 31, 2002....................................       --  $     --    30,986  $ 75,928  $   7,505  $      --  $    (103) $       --  $         4  $   (62,576) $     20,758
                                                                 =========  ======== =========  ========  =========  =========  =========  ==========  ===========  ===========   ===========

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)

                                                                              Year Ended December 31,
                                                                         -------------------------------
                                                                           2002       2001       2000
                                                                         ---------  ---------  ---------
OPERATING ACTIVITIES:
Net loss............................................................... $ (19,741) $ (15,511) $ (14,819)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization.........................................     2,025      1,397        880
 Amortization of deferred stock-based compensation.....................       540      1,780      3,579
 Stock-based compensation related to consulting services rendered......        12          9      1,279
 Deferred rent.........................................................       301        (22)       (12)
 Changes in operating assets and liabilities:
   Accounts receivable.................................................    (1,024)       387     (1,841)
   Inventory...........................................................      (282)    (1,796)    (1,486)
   Prepaid expenses and other assets...................................        36        196       (121)
   Accounts payable and other current liabilities......................     2,473        252        534
   Accrued compensation................................................       393        268        164
                                                                         ---------  ---------  ---------
Net cash used in operating activities..................................   (15,267)   (13,040)   (11,843)
                                                                         ---------  ---------  ---------
INVESTING ACTIVITIES:
Capital expenditures...................................................    (4,994)    (1,682)    (1,694)
Proceeds from maturities of marketable securities......................                   --         --
Purchase of marketable securities......................................     8,775     (8,775)        --
Restricted cash........................................................    (1,635)      (661)        --
                                                                         ---------  ---------  ---------
Net cash (used in) provided by investing activities....................     2,146    (11,118)    (1,694)
                                                                         ---------  ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sales of preferred shares........................        --         --     19,114
Net proceeds from the sales of common shares...........................    10,469        517     31,913
Repayment on note receivable from shareholder..........................        --         35         34
Proceeds from loan arrangements........................................     2,563        816      1,178
Principle payments under loan arrangements.............................    (1,311)    (1,003)      (497)
                                                                         ---------  ---------  ---------
Net cash provided by financing activities..............................    11,721        365     51,742
                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...................    (1,400)   (23,793)    38,205
Cash and cash equivalents at beginning of year.........................    15,905     39,698      1,493
                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of year............................... $  14,505  $  15,905  $  39,698
                                                                         =========  =========  =========

See accompanying notes.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. Cepheid develops, manufactures, and markets fully integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures.

Principles of Consolidation

The consolidated financial statements of Cepheid include the accounts of the Company and it's wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Significant Concentrations

The Company distributes its products through its direct sales force and through third-party distributors. For the years ended ended December 31, 2002 and 2001, product sales through distributors represented 54% and 74%, respectively, of total product sales (consisting of sales of instruments, reagents and disposables). The Company's three distributors in the United States, the Far East and Europe each accounted for 40%, 11%, and 3%, respectively, of total product sales for the year ended December 31, 2002, and 39%, 25%, and 10%, respectively, of total product sales for the year ended December 31, 2001.

The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the company to concentrations of credit risk primarily consist of cash equivalents and marketable securities.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term debt approximated fair value as of December 31, 2002 and 2001, because of the relatively short maturity of these instruments.

Warranty Accrual

The Company warrants its products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. Our warranty accrual is established utilizing management's estimate for future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. As of December 31, 2002 and 2001, the accrued warranty liability was $0.6 million and $0.3 million, respectively. The activity in the warranty accrual for the year ended December 31, 2002 consisted of the following (in thousands):

Balance at December 31, 2001................ $     302

Costs incurred and charged against reserve..      (280)

2002 provisions for warranty................       242

2002 provision for specific warranty repair.       370
                                              ---------

Balance at December 31, 2002................ $     634
                                              =========

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At December 31, 2002 and 2001, the Company had $14.5 million and $15.9 million, respectively, in cash and cash equivalents.

Short Term Investments

Short-term investments consist of commercial paper with original maturities of greater than 90 days and less than one year. At December 31, 2002, the Company had no such short-term investments and $8.8 million of short-term investments at December 31, 2001. We classify our marketable securities as available-for-sale and record our investments at fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available- for-sale securities are carried at amounts that approximate fair market value based on quoted market prices with unrealized gains and losses recorded as a separate component of the shareholders' equity. Such unrealized gains and losses were not significant at December 31, 2002 and 2001. The cost of securities sold is based on the specific identification method.

Restricted Cash

Restricted cash consists of a certificate of deposits and bank term deposits all with maturities of greater than 90 days. At December 31, 2002 and 2001, the Company had $2.3 million and $0.7 million of restricted cash, respectively. The $2.3 million in restricted cash at December 31, 2002 is made up of $1.1 million which is collateral for a standby letter of credit issued in connection with an equipment lease obligation, $0.5 million which is collateral for a standby letter of credit issued in connection with a mortgage obligation, and $0.7 million which is collateral for a standby letter of credit issued in connection with a facility lease. The $0.7 million in restricted cash balance at December 31, 2001 is collateral for a standby letter of credit issued in connection with a facility lease obligation.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first- out ("FIFO") method.

The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management's estimate of the potential future obsolescence of inventory. At December 31, 2002 and 2001, the reserve for inventory obsolescence was $0.4 million and $0.5 million, respectively.

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

Software Costs

In March 1998, the ACIPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that the entities capitalize certain costs related to internal use software once certain criteria have been met. The Company adopted the provisions of SOP 98-1 on January 1, 1999. From inception through December 31, 2002, the Company has capitalized approximately $0.6 million relating to the purchase and installation of enterprise resource planning, accounting, cadcam and documentation systems for internal use. The assets are depreciated using the straight-line method over a useful life, which is expected to be five years.

Impairment of Long-Lived Assets

We adopted FAS 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", on January 1, 2002. FAS supercedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations.

Stock-Based Compensation

Pro forma net loss and net loss per share information has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions: risk-free interest rates of 4%, 5.0% and 6.0% for grants in fiscal 2002, 2001 and 2000, respectively; a weighted-average expected life of five years; and a dividend yield of zero. The weighted-average fair value of options granted during 2002, 2001, and 2000 was $3.54, $4.06 and $4.22, respectively. The expected volatility of the Company's common stock used in the pricing model was 1.4 for 2002.

For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss per share if we had applied the fair value recognition provision of FAS123 to stock based employee compensation (in thousands, except per share data):

                                                       Years Ended December 31,
                                                   -------------------------------
                                                     2002       2001       2000
                                                   ---------  ---------  ---------

Net loss as reported............................. $ (19,741) $ (15,511) $ (33,933)

Deduct: Total stock-based employee compensation
determined under the fair value method for all
awards, net of tax related effects...............    (3,338)    (1,045)      (138)

Add: Amortization of deferred stock compensation.       540      1,780      3,579
                                                   ---------  ---------  ---------
Pro forma net loss............................... $ (22,539) $ (14,776) $ (30,492)
                                                   =========  =========  =========
Basic and diluted net loss per share:

As reported...................................... $   (0.70) $   (0.60) $   (2.14)
Pro forma........................................ $    0.80  $    0.57  $    1.92

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

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. The Company's other comprehensive loss consists of unrealized gains and losses on available-for-sale securities. Total comprehensive loss and the components of accumulated other comprehensive loss are presented in the accompanying Consolidated Statements of Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                  Years Ended December 31,
                                              -------------------------------
                                                2002       2001       2000
                                              ---------  ---------  ---------
Net loss applicable to common shareholders.. $ (19,741) $ (15,511) $ (33,933)
                                              =========  =========  =========
Basic and diluted:
  Weighted-average shares of
    common stock outstanding................    28,400     26,450     17,310
  Less: weighted-average
    shares subject to repurchase............      (197)      (511)    (1,451)
                                              ---------- ---------------------
  Shares used in computing basic
    and diluted net loss per share..........    28,203     25,939     15,859
                                              ========== ========== ==========

Basic and diluted net loss per common share. $   (0.70) $   (0.60) $   (2.14)
                                              ========== ========== ==========
Pro forma basic and diluted:
  Shares used above.........................                          15,859
  Pro forma adjustment to reflect
    weighted-average effect of assumed
    conversion of preferred stock...........                           5,897
                                                                    ----------
  Shares used in computing pro forma
    basic and diluted net loss per share....                          21,756
                                                                    ==========
Pro forma basic and diluted net loss
    per share...............................                       $   (1.56)
                                                                    ==========

During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following :

                                                  Years Ended December 31,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------
Outstanding options.........................  3,307,876   2,238,899     802,815
Warrants....................................     13,013      41,549     274,797
                                              ----------  ----------  ----------
         Total..............................  3,320,889   2,280,448   1,077,612
                                              ==========  ==========  ==========
Weighted average exercise price of options.. $     4.19  $     4.12  $     5.85
                                              ==========  ==========  ==========

Weighted average exercise price of warrants. $     2.58  $     2.58  $     2.58
                                              ==========  ==========  ==========

Recently Issued Accounting Standards

In June 2003, the Financial Accounting Standards Board (FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities, " which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company had a restructuring during the year-end ended December 31, 2002. The company early adopted as permitted and accounted for this restructuring accordingly. See Note 15 for related discussion.

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease arrangements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 or (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of of the risk of loss from the variable interest entity's activities or entitled to a receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have a equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00- 21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. No. 0021 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customers rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangement entered into in fiscal periods beginning after June 15, 2003, Cepheid is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have its Consolidated Financial Statements.

2. License Agreements

The Company has a worldwide exclusive license with Lawrence Livermore National Laboratory ("LLNL") to use or sublicense certain patent rights and to make, have made, import, and use certain licensed products relating to the patent rights for the use of rapid thermal cycling technology with real time optical detection for nucleic acid amplification. In consideration for this technology, the Company paid LLNL an issue fee of $0.2 million in 1997, which was included in research and development expense in that year. Upon commercialization of any product containing the licensed technology, including the Smart Cycler system, the Company is required to pay royalties to LLNL based on net sales. In April 2000, the Company entered into a non-exclusive license agreement with Applied Biosystems (formerly PE Biosystems) for the use of a thermal cycling technology in specific fields. The license requires the Company to pay royalties on a percentage of product sales. The Company had accrued royalties totaling $0.3 million and $0.3 million relating to the LLNL and Applied Biosytem agreements as of December 31, 2002 and 2001, respectively.

3. Grant and other Government Sponsored Research Agreements

Soldier Biological Chemical Command

In April 2000, the Company entered into a $1.8 million "best-efforts" contract with Soldier Biological Chemical Command (" SBC- COM"), formerly the Edgewood Research, Development and Engineering Center ("ERDEC"), a department of the U.S. government to develop and build a completely automated and portable biological agent detection system that would provide for real time analysis of potentially contaminated samples collected from the environment such as air. The agreement provided for research and development funding to the Company. $0.3 million (17% of total Grant and government sponsored research revenue), $0.7 million (27% of total Grant and government sponsored research revenue) and $0.8 million (37% of total Grant and government sponsored research revenue) was recognized for the years ended December 31, 2002, 2001, and 2000, respectively.

U.S. Department of the Army

In November 1997, the Company entered into an agreement with the U.S. Army to conduct research and development services relating to the design and development of a specified device. The agreement was modified in May and August of 1998 and modified again in May and December of 2000. The agreement provided for research and development cost-plus-fixed-fee funding and is performed on a "best-efforts" basis. The aggregate funding for the agreement, including all modifications, totaled $1.9 million. In May 2002, an additional $3.4 million in funding was added to this contract and the performance period was extended to April 2004. Revenue recognized under this arrangement was $1.5 million (83% of total grant and government-sponsored research revenue), $0.4 million (17% of total grant and government-sponsored research revenue), and $0.2 million (10% of total grant and government sponsored research revenue) for the years ended December 31, 2002, 2001 and 2000, respectively.

Grant from the Defense Advanced Research Projects Agency

In May 1998, the Company received a three-year grant of approximately $4.1 million from the Defense Advanced Research Projects Agency ("DARPA") to perform research and development on the design and development of a specific device. Over the three year period, approximately $1.0 million of this amount directly funded work being performed by the United States Military Institute for Infectious Disease ("USAMRIID"), a subcontractor to the Company under the grant. The associated revenue and expense related to these subcontractors appear in the Company's statement of operations. During 2001, the grant was extended to December 31, 2001 with no additional funding granted. The three-year grant is subject to annual funding approval. For the first, second and third years of the program, $1.1 million, $1.6 million, and $1.4 million, respectively, was awarded. Such amounts exclude funding for the USAMRIID subcontract. Costs associated with the research and development activities under this grant for the years ended December 31, 2001, 2000 approximate the revenue recognized of $1.3 million (51% of total grant and government-sponsored research revenue) and $1.0 million (44% of total grant and government-sponsored research revenue). There was no such revenue recognized for the year ended December 31, 2002.

4. Research and Development Arrangement

In November 1998, the Company entered into a joint research and development collaboration and supply agreement with Innogenetics NV, which provides funding for best efforts research and development activities to be performed by the Company. The contract does not have a specified term; however, termination may occur upon mutual consent of the parties or by contract breach. Funding under this arrangement was $1.1 million, and revenue recognized under this research arrangement was $0.4 million for the year ended December 31, 2000. There was no revenue recognized under this agreement for the years ended December 31, 2002 and 2001, respectively.

In November 1998, in conjunction with the agreement, Innogenetics purchased 750,000 shares of Series C preferred stock at $3.00 per share. Such shares were converted into an equivalent number of shares of common stock upon completion of the Company's initial public offering in June 2000.

5. Distribution Agreements

In January 2000, the Company entered into a co-exclusive, multi-year agreement with Fisher Scientific Company L.L.C. ("Fisher") to market the Cepheid Smart Cycler system in the United States. Under the terms of the agreement, the Company granted to Fisher the co-exclusive right to distribute the Company's thermal cyclers, accessories and reaction tubes in the United States into the life sciences research market.. We also retain the ability to market, directly or through a collaborator, a private-label version of the system to the life science research market. In 2002, this agreement was modified to become non-exclusive and grant Fisher access to certain additional markets. The agreement as modified continues through May 31, 2004 and may be extended by mutual agreement.

In July 2000, the Company entered into an exclusive, multi- year agreement with Takara Bio, Inc., ("Takara") to market the Cepheid Smart Cycler system in Japan, South Korea and Taiwan and to distribute the Company's thermal cyclers, accessories and reaction tubes in the life sciences research market of those countries. The term of the agreement extends for three years from the date of the Company's initial product launch and remains in force for successive twelve-month periods unless either party gives written notice of non-renewal. The Company may also terminate the exclusivity of the distribution rights if Takara fails to achieve certain sales targets. During 2002, this distribution arrangement was modified to give Takara rights to China. In December 2002, we entered into a collaborative agreement with Takara Bio, Inc. under which we will package and distribute a dry-formulated version of Takara's Taq HS polymerase product called OmniMix that has been optimized for use on the Smart Cycler system.

During 2002, we entered into several regional distribution arrangements throughout Europe.

6. Joint Venture Agreement

In February 2000, the Company entered into a joint venture shareholder agreement with Infectio Diagnostics (I.D.I.) Inc. ("Infectio"). The joint venture, Aridia Corp., a Nova Scotia, Canadian company, was created primarily to engage in the business of developing, producing and exploiting a series of innovative human diagnostic systems and products for rapid identification of pathogens responsible for human infectious diseases. Both the Company and Infectio own an equal share of the joint venture. The agreement provides that each party sell products to the joint venture at defined transfer prices, and each party will share equally in the net profits. In conjunction with this agreement, a Joint Technology and Collaboration Agreement was also signed between Aridia Corp. and both Infectio and the Company. The joint venture has not been funded and no amounts were incurred by or recorded by the joint venture through December 31, 2002.

7. Patent and Technology License and Supply Agreement

In August 2001, the Company entered into a patent and technology licensing and supply agreement with Smiths Detection ("Smiths"), formerly Environmental Technologies Group, Inc.. The focus of this collaboration is to develop biological-agent detection systems for military and other domestic preparedness applications. Under this agreement, the Company will provide sub-systems and sub-assemblies to Smiths for integration into, and manufacture of, fully automated bio-detection systems that will range from hand-held units to stationary monitoring systems for use in a variety of military and civilian settings. In connection with this agreement, the Company received a $0.3 million non-refundable license fee payment for rights granted to Smiths for certain PCR related technology components. This fee is being recognized over a one-year period to match development obligations of the Company to Smiths during this period. Approximately $0.2 million and $0.1 million was recognized as revenue for the years ended December 31, 2002 and 2001, respectively. The agreement also provides for royalties to be paid by Smiths to the Company based on sales of the completed products with minimum royalty payments to be made for the life of this agreement on an annual basis. The agreement expires upon the expiration of the underlying patents licensed which ranges from twelve to fifteen years from the date of this agreement.

In November 2001, the Company entered into a patent sublicense agreement with Smiths and granted them the worldwide non-exclusive rights to key patents for the development of rapid, handheld DNA analysis systems for bioagent detection. Under the agreement, the Company will receive royalties on Smiths system sales and retain rights to commercialize the handheld system for other DNA-testing applications, including environmental testing and veterinary diagnostics.

In January 2002, the Company entered into a teaming agreement with Smiths in connection with the Company's participation in bids to obtain contracts to develop biothreat detection systems for the United States Postal Service.

8. Inventory

The components of inventories are as follows (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2002        2001
                                                      -----------  ---------
Raw materials....................................... $     2,361  $   1,877
Work in process.....................................         988      1,387
Finished goods......................................         501        304
                                                      -----------  ---------
                                                     $     3,850  $   3,568
                                                      ===========  =========

9. Property and Equipment

Property and equipment consists of the following (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2002        2001
                                                      -----------  ---------

Land................................................ $        16  $      --
Buildings...........................................         346         --
Scientific equipment................................       5,764      3,277
Office furniture, computers and equipment...........       2,921      2,218
Leasehold improvements..............................       1,210        694
                                                      -----------  ---------
                                                          10,257      6,189
Less accumulated depreciation and amortization......      (4,113)    (3,014)
                                                      -----------  ---------
                                                     $     6,144  $   3,175
                                                      ===========  =========

10. Equipment and Building Financing

In July 1997, the Company entered into an initial equipment financing agreement with a financing company for up to $1.0 million. In March 1999, the equipment line was increased to $2.5 million, which the Company could draw upon through December 31, 1999. In October 2000, the Company entered into a new equipment financing agreement with the same financing company for an additional $2.0 million upon which the Company could draw through October 31, 2001. In June 2002, the Company entered into a new equipment financing agreement with the same financing company for an additional $4.0 million. As of December 31, 2002 and 2001, the Company had financed and $6.2 million and $4.1 million respectively, in equipment purchases under these agreements. The equipment loans are to be repaid over 42 to 48 months at interest rates ranging from 7.78% to 12.91% and are secured by the related equipment.

In conjunction with the original agreement, the Company issued the financing company a warrant to purchase 32,000 shares of the Company's Series A Preferred Stock at $1.75 per share (see Note 12). The warrant was exercisable immediately. In conjunction with a March 1999 amendment to the agreement, the Company issued the financing company an additional warrant to purchase 13,600 shares of the Company's common stock at an exercise price of $2.35 per share. The warrant is exercisable immediately. The value of all warrants issued to the financing company, determined using the Black-Scholes valuation model, was immaterial for accounting purposes; therefore, no value was recorded related to these warrants.

In June 2002, our existing equipment line of credit was amended to allow us to borrow an additional $4.0 million. In connection with this amendment, we entered into a negative covenant pledge agreement pursuant to which we were required to complete a cumulative $20.0 million financing by September 30, 2002 or all funding under the equipment line of credit would cease and we would be required to provide a cash deposit or irrevocable letter of credit equivalent to 100% of all soft costs financed. Soft costs are primarily made up of leasehold improvements and custom manufacturing equipment. We did not complete the required level of cumulative financing prior to September 30, 2002, and as a result we provided a standby letter of credit in the amount of $1.1 million to the creditor in October 2002 and will not be able to draw down additional funding.

In December 2002, the Company purchased land and a building for approximately $0.4 million to be utilized by its newly formed wholly owned French subsidiary, Cepheid SA. This purchase was financed with a ten-year mortgage bearing interest at 4.75%. The mortgage is fully secured by the land and building purchased as well as a standby letter of credit in the amount of $0.5 million. The amount of the collateral for this standby letter of credit is classified as restricted cash at December 31, 2002.

Future minimum principal payments under the equipment and mortgage financing arrangement related to Cepheid SA at December 31, 2002 are as follows (in thousands):

                   Year Ending December 31,
--------------------------------------------------------------
    2003...................................................... $     1,681
    2004......................................................       1,248
    2005......................................................         591
    2006......................................................          50
    2007......................................................          50
    Thereafter................................................         246
                                                                -----------
         Total minimum payments...............................       3,866
    Amount representing interest..............................        (418)
                                                                -----------
    Present value of future payments..........................       3,448
    Current portion of equipment and mortgage financing.......      (1,455)
                                                                -----------
    Non-current portion of equipment and mortgage financing... $     1,993
                                                                ===========

11. Facility Leases

The Company leases its facility under a ten-year operating lease, which expires on March 18, 2012. The lease provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.7 million, collateralized by a certificate of deposit. This certificate of deposit has been classified as restricted cash in the balance sheet as of December 31, 2002.

Minimum annual rental commitments under the operating leases at December 31, 2002 are as follows (in thousands):

                   Year Ending December 31,
--------------------------------------------------------------
    2003...................................................... $     1,352
    2004......................................................       1,393
    2005......................................................       1,435
    2006......................................................       1,478
    2007......................................................       1,522
    Thereafter................................................       6,939
                                                                -----------
         Total minimum payments............................... $    14,119
                                                                ===========

Rent expense for years ended December 31, 2002, 2001 and 2000 was $1.7 million, $0.7 million, and $0.6 million, respectively.

12. Shareholders' Equity

Change in Authorized Shares

In January 2000, the Company's Board of Directors approved an amendment to the Company's articles of incorporation, which increased the number of authorized shares of common stock to 30,000,000 shares. Also in January 2000, the Board of Directors increased the authorized number of shares of Series C Preferred Stock to 7,130,000 shares. In March 2000, the Board of Directors approved an amendment to the Company's articles of incorporation, which authorized it to issue 100,000,000 shares of its common stock and 5,000,000 shares of preferred stock.

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

                                                                         Issuance
                                                                           Price
                                                                            per
                                                              Shares       Share
                                                            -----------  ---------

Series A..................................................   2,530,000  $    1.25
Series B..................................................   3,666,658       2.25
Series C..................................................     750,000       3.00
                                                            -----------
Balance, December 31, 1999................................   6,946,658       3.00
Series C..................................................   6,379,978
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

Founders and Directors' Shares

From August 1996 to August 1997, the Company issued 5,876,000 shares of common stock to founders and directors of the Company. Generally, these common shares are subject to the Company's lapsing right of repurchase. This right lapses ratably over a period of 48 months from the date of purchase. There were 0 and 150,000 shares subject to repurchase by the Company as of December 31, 2002 and 2001, respectively.

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

In connection with the Series B Preferred Stock offering in 1998, the Company issued warrants to purchase 274,797 shares of common stock at an exercise price of $2.58 per share to the private placement agent for the Series B Preferred Stock financing. The warrants expire on April 30, 2003. The warrants were exercisable immediately as of the issue date of April 22, 1998. Because these warrants were considered equity issuance costs at the time of issuance, no value was recorded since the net impact on shareholders' equity would have been zero. 28,536 and 233,248 of these warrants were exercised during 2002 and 2001 in exchange for 7,600 and 147,000 shares of common stock, respectively and are included in common stock issued as of December 31, 2002 and 2001.

Stock Option Plan

On April 16, 1997, the Board of Directors approved a Stock Option Plan (the "Plan") and initially reserved 2,000,000 shares for issuance thereunder. In January 2000, the Board of Directors and the shareholders approved an amendment to reserve an additional 800,000 shares for issuance under the Plan. In June 2001, the shareholders approved an amendment to reserve an additional 1,875,000 shares for issuance under the Plan. As of December 31, 2002, 1,455,033 shares remain available for future grant. Under the Plan, as amended, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants. Options are granted at an exercise price of not less than the fair market value per share of the common stock on the date of grant and expire not later than ten years from the date of grant. The options may be exercised immediately upon grant, however, the shares issuable upon exercise of the options are subject to a lapsing right of repurchase by the Company. Options under the Plan generally vest 25% one year after the date of grant and then on a pro rata basis over the following 36 months. An aggregate of 65,390 and 185,144 shares are subject to repurchase at an aggregate repurchase price of $0.1 million and $0.2 million as of December 31, 2002 and 2001, respectively. Such repurchase rights will lapse at a minimum rate of 25% per annum and over a period of time not to exceed four years from the date the option was granted. The Plan also provides for annual increases in the number of shares available for issuance under the Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In January 2003, an additional 927,782 shares were reserved for issuance under this provision.

A summary of option activity is as follows:

                                                Shares
                                               Available                   Weighted
                                                  for        Number        Average
                                                Future         of          Exercise
                                                 Grant       Shares         Price
                                              -----------  -----------  --------------
Balance, December 31, 1999..................     699,240      289,360  $         0.39
  Authorized................................   1,000,000           --              --
  Granted below fair value..................  (1,065,050)   1,065,050  $         5.02
  Exercised.................................          --     (500,415) $         1.16
  Forfeited.................................      51,180      (51,180) $         3.65
                                              -----------  -----------
Balance, December 31, 2000..................     685,370      802,815  $         5.85
  Authorized................................   2,667,732           --              --
  Granted below fair value..................  (1,600,360)   1,600,360  $         3.23
  Exercised.................................          --      (41,676) $         1.15
  Forfeited.................................     122,600     (122,600) $         4.74
                                              -----------  -----------
Balance, December 31, 2001..................   1,875,342    2,238,899  $         4.12
  Authorized................................     799,390           --              --
  Granted...................................  (1,563,175)   1,563,175  $         3.98
  Exercised.................................          --     (150,722) $         2.45
  Forfeited.................................     343,476     (343,476) $         3.64
                                              -----------  -----------
Balance, December 31, 2002..................   1,455,033    3,307,876  $         4.19
                                              ===========  ===========

The following table summarizes information about exercisable options outstanding at December 31, 2002:

                                                Options Outstanding
                                                 and Exercisable
                                              ------------------------
                                                                           Weighted
                                                                           Average
                                                            Weighted     Contractual
                                                Number       Average         Life
                                                  of        Exercise      Remaining
               Exercise Price                   Shares        Price       (in years)
--------------------------------------------  -----------  -----------  --------------
$0.12 to $0.50..............................      17,415  $      0.21            5.02
 $1.50 to $2.20 ............................     176,001         1.67            7.57
 $2.32......................................     634,024         2.32            8.73
 $2.82 to $3.58.............................     281,765         3.14            8.77
 $3.61......................................     750,000         3.61            9.28
 $3.69 to $5.58.............................     882,767         4.36            8.18
 $6.00 to $8.50.............................     484,554         7.16            7.71
 $14.38.....................................      81,350        14.38            7.56
                                              -----------  -----------  --------------
                                               3,307,876         4.19            8.45
                                              ===========  ===========  ==============

Employee Stock Purchase Plan

In April 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 2002, a total of 598,183 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on the effective date of the initial public offering (June 21, 2000) and ended in June 2002. An initial purchase of 70,401 shares was made on December 29, 2000 with net proceeds to the Company of $0.4 million. During 2001, an additional purchase of 203,000 shares was made with net proceeds to the Company of $0.5 million. During 2002, an additional purchase of 188,000 shares was made with net proceeds to the Company of $0.6 million. The Purchase Plan also provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In January 2003, an additional 200,000 shares were reserved for issuance under this Purchase Plan.

Stock-Based Compensation

During the years ended December 31, 2000 in connection with stock option grants to employees and directors, deferred stock compensation was recorded totaling $6.2 million representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years. The Company recorded amortization of deferred stock compensation of $0.5 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively.

During the years ended December 31, 2002, 2001, and 2000, the Company granted 9,600, 0, and 10,100, respectively of nonqualified common stock options to consultants at exercise prices that range from $0.12 to $6.00 per share for services rendered, respectively. Such options are included in the option tables disclosed above. These options generally vest over two years and have expiration dates, which range from the end of the term of the consulting agreements to ten years after the grant date. Expense of approximately $12,000, $9,000, and $0.5 million was recognized in 2002, 2001 and 2000, respectively, related to these grants.

In 2000, the original terms of certain stock options granted to employees were modified at a date subsequent to the date of grant. Such modification resulted in new measurement dates for accounting purposes. Accordingly, approximately $0.8 million was recorded as stock-based compensation, and such amounts have been included in the research and development expenses in the accompanying 2001 statement of operations.

In 2002 and 2001, certain employees were terminated whose original option grants resulted in the recognition of deferred stock-based compensation. The related unamortized deferred stock-based compensation was reversed from additional paid-in capital and deferred stock-based compensation.

Reserved Shares

The company has reserved shares of common stock for future issuance as follows:

                                                   December 31,
                                              ------------------------
                                                 2002         2001
                                              -----------  -----------
Stock Options:
  Options outstanding.......................   3,307,876    2,238,899
  Reserved for future grants................   1,455,033    2,023,502
Employee Stock Purchase Plan................     137,230      125,750
Warrants outstanding........................      13,013       41,549
                                              -----------  -----------
                                               4,913,152    4,429,700
                                              ===========  ===========

Note Receivable from Shareholder

During 1997, the Company loaned $0.1 million to an employee for the purchase of common stock upon the exercise of the employee's stock options. The employee paid 4% of the total exercise price, and the Company loaned the employee the remaining 96% of the purchase price subject to a full- recourse note. The loan bears interest at 7.0%. The principle sum of the note was due on April 16, 2001 along with all unpaid interest. At December 31, 2000, $34,500 was outstanding on the promissory note. The note was repaid in 2001 in accordance with original terms of the note.

2000 Non-Employee Directors' Stock Option Plan

In March 2000, the Company adopted the 2000 Nonemployee Directors Stock Option Plan ("the Directors Plan") and reserved a total of 200,000 shares of common stock for issuance thereunder.

Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 15,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first Annual Shareholders Meeting, each nonemployee director then in office for over six months will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors Plan will be equal to the fair market value of the common stock on the date of the grant. The term of these options is 10 years. The Directors Plan will terminate in March 2010, unless terminated earlier in accordance with the provisions of the Directors Plan. During the years ended December 31, 2002 and 2001, 35,000 and 35,000 were granted under this plan respectively.

13. Income Taxes

The Company has no provision for U.S. federal, state, or foreign income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $52.0 million, which expire in the years 2011 through 2022, and federal research and development tax credits of approximately $1.1 million, which expire in the years 2012 through 2022.

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

                                                       December 31,
                                                  --------------------
                                                    2002       2001
                                                  ---------  ---------
Net operating loss carry forwards............... $  18,500  $  12,000
Capitalized research and development costs......     1,890      1,600
Research and other credit carry forwards........     2,330      1,600
Reserves........................................       450        400
Other -- Net....................................     1,160        700
                                                  ---------  ---------
Total deferred tax assets.......................    24,330     16,300
Valuation allowance for deferred tax assets.....   (24,330)   (16,300)
                                                  ---------  ---------
Net deferred tax assets......................... $      --  $      --
                                                  =========  =========

Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8.0 million and $7.1 million during the periods ended December 31, 2002 and 2001, respectively.

14. Employee Benefit Plan

Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years ended December 31, 2002, the Company did not make any matching contributions.

15. Restructuring Expenses

During the year ended December 31, 2002, the Company announced and implemented a restructuring plan. The restructuring was accounted for in accordance with FAS 146. The restructuring plan resulted in the elimination of approximately 15% of the Company's workforce in primarily the research and development functions. As a result of this plan, the Company recorded a restructuring charge of $245,000. The charge consisted primarily of severance costs for affected employees, professional fees, and the write-off of impaired assets. The purpose of the restructuring plan was to realign our workforce to reflect our shift in emphasis from research and development to manufacturing and marketing of genetic- based instrument and reagent systems. As of December 31, 2002, all costs related to the restructuring accrual have been fully paid.

16. Subsequent Events

On March 4, 2003, the Company completed the sale of 1,360,000 common shares at $3.69 per share of common stock for net proceeds of approximately $4.7 million. In February 2003, the Company entered into a distribution arrangement with Infectio Diagnostics, Inc to act as their exclusive distributor for the Group B Streptococcos product in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section captioned "Directors" contained in the proxy statement for the 2003 annual meeting of shareholders. Some information required by Item 10 concerning our executive officers and directors is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the proxy statement for the 2003 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement for the 2003 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "Related Party Transactions" contained in the proxy statement for the 2003 annual meeting of shareholders.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures", which are defined to mean a company's controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements.

PAGE
Report of Ernst & Young LLP, Independent Auditors	**
Consolidated Balance Sheets	**
Consolidated Statements of Operations	**
Consolidated Statements of Shareholders' Equity	**
Consolidated Statements of Cash Flows	**
Notes to Consolidated Financial Statements	**

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b) Reports on Form 8-K

On October 4, 2002, Cepheid filed a Current Report on Form 8-K reporting under Item 5 the adoption by Cepheid of a shareholder rights plan, including the declaration of a dividend of one stock purchase right for each outstanding share of common stock of Cepheid, with such rights to become exercisable only upon the occurrence of certain events, including the acquisition of 15% or more of Cepheid's outstanding common stock by a person or group.

© Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000.

(c) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(10)
3.3

Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002 (12)

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Common Stock Certificate(10)
4.4

Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate (12)

*10.1	1997 Stock Option Plan, as amended (Exhibit 99.1)(7)
*10.2	2000 Employee Stock Purchase Plan (Exhibit 99.2)(4)
*10.3	2000 Non-Employee Director's Stock Option Plan (Exhibit 99.3)(4)
*10.4	Form of Indemnification Agreement between Cepheid and its officers and directors(1)
10.5+	License Agreement, dated January 16,1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory(3)
10.6+	Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V.(1)
10.7	Joint Technology and Collaboration Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic Inc. (I.D.I.)(1)
10.8	Shareholders Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and I.D.I.(1)
10.9+	License and Supply Agreement, dated February 4, 2000, between Cepheid and Aridia Corp.(3)
10.10+	License and Supply Agreement, dated February 4, 2000, between Aridia Corp. and I.D.I.(1)
10.11+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation (2)
10.12+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)
10.13+	Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA (6)
10.14+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC (6)
10.15+	Patent and Technology License Agreement dated August 9, 2001 between Cepheid and Environmental Technologies Group, Inc. (Exhibit 10.1) (8)
10.16+	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC (Exhibit 10.2) (8)
10.17	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company
10.18+	Teaming Agreement by and between Smiths Detection and Cepheid dated January 9, 2002 (9)
10.19+	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002(9)
10.20+	Teaming Agreement by and between Smiths Detection and Cepheid dated January 31, 2002(9)
10.21+	Modification of Distribution Agreeement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002(9)
10.22*	Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002 (9)
10.23*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002 (10)
10.24	1997 Stock Option Plan as amended and restated September 24, 2002 (11)
10.25*	Severance Agreement, dated as of August 1, 2002 between Catherine A Smith and Cepheid (11)
10.26	Form of Stock Purchase Agreement, dated as of August 1, 2002 entered into by Cepheid and certain investors (13)
10.27++	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC
10.28++	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1 +++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 +++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________

* Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to portion of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission

+++ These certifications "accompany" Cepheid's annual report on Form 10-K; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Cepheid under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

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

(9) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on May 15, 2002

(10) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on July 31, 2002

(11) Incorporated by reference to the corresponding or indicated exhibit to Cepheid's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on November 13, 2002

(12) Incorporated herein by reference to the Exhibit 3.02 of Cepheid's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 4, 2002

(13) Incorporated herein by reference to Exhibit 99.03 of Cepheid's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPHEID

March 24, 2003

By:	/s/ John L.Bishop
John L. Bishop
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Bishop and John R. Sluis or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John L. Bishop John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003
/s/ Thomas L. Gutshall Thomas L. Gutshall	Chairman of the Board	March 24, 2003
/s/ Kurt Petersen, Ph.D. Kurt Petersen, Ph.D	President, Chief Operating Officer and Director	March 24, 2003
/s/ John R. Sluis John R. Sluis	Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003
/s/ Gerald S. Casilli Gerald S. Casilli	Director	March 24, 2003
/s/ Cristina H. Kepner Cristina H. Kepner	Director	March 24, 2003
/s/ Robert Easton Robert Easton	Director	March 24, 2003
/s/ Dean O. Morton Dean O. Morton	Director	March 24, 2003
/s/Hollings C. Renton Hollings C. Renton	Director	March 24, 2003

CERTIFICATIONS

I, John L. Bishop certify that:

(1)    I have reviewed this annual report on Form 10-K of Cepheid;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

(6)    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ John L. Bishop John L. Bishop
Chief Executive Officer and Director Principal Executive Officer)

I, John R. Sluis certify that:

(1)    I have reviewed this annual report on Form 10-K of Cepheid;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

(6)    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ John R. Sluis John R. Sluis
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CEPHEID

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                      Balance   Additions
                                        at      Charged to             Balance
                                     Beginning  Costs and              at End
Description                           of Year   Expenses   Deductions  of Year
-----------------------------------  ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended December 31, 2000...... $      --  $      --  $      --  $      --
 Year ended December 31, 2001......        --         48         --         48
 Year ended December 31, 2002......        48         --         --         48

Inventory reserve:
 Year ended December 31, 2000...... $     138  $     444  $     145  $     437
 Year ended December 31, 2001......       437        274        162        549
 Year ended December 31, 2002......       549        237        343        443