Form 10-Q
period 2003-03-31
CEPHEID
filed 2003-05-14
CIK 1037760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:     000-0030755

Cepheid
(Exact name of Registrant as specified in its Charter)

California	77-0441625
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

904 Caribbean Drive
Sunnyvale, California    94089-1189
(Address of Principal Executive Offices including Zip Code)

(408) 541-4191
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes [X]    NO [  ]

As of May 1, 2003 there were 32,453,351 shares of Common Stock outstanding.

Cepheid
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Statements of Operations Three months ended March 31, 2003 and 2002	**

Condensed Consolidated Balance Sheets March 31, 2003 and December 31, 2002	**

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2003 and 2002	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Certifications	**

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                            March 31,     December 31,
                                                               2003          2002 (1)
                                                          ------------  -------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................... $     13,250  $      14,505
   Restricted cash .....................................        2,326          2,296
   Accounts receivable .................................        3,112          3,044
   Inventory ...........................................        3,961          3,850
   Prepaid expenses and other current assets ...........          781            352
                                                          ------------  -------------
     Total current assets ..............................       23,430         24,047
Property and equipment, net ............................        6,248          6,144
                                                          ------------  -------------
     Total assets ...................................... $     29,678  $      30,191
                                                          ============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................... $      2,024  $       2,367
   Accrued compensation ................................        1,507          1,171
   Other accrued liabilities ...........................        1,782          2,092
   Current portion of equipment financing ..............        1,312          1,423
   Current portion of bank loan payable.................           33             32
                                                          ------------  -------------
     Total current liabilities .........................        6,658          7,085
Equipment financing, less current portion ..............        1,323          1,629
Bank loan payable, less current portion.................          366            364
Deferred rent, less current portion ....................          398            355

Commitments

Shareholders' equity:
   Common stock ........................................       80,709         75,928
   Additional paid-in capital ..........................        7,488          7,505
   Deferred stock-based compensation ...................          (16)          (103)
   Accumulated foreign exchange translation adjustment..           16              4
   Accumulated deficit .................................      (67,264)       (62,576)
                                                          ------------  -------------
     Total shareholders' equity ........................       20,933         20,758
                                                          ------------  -------------
     Total liabilities and shareholders' equity ........ $     29,678  $      30,191
                                                          ============  =============

(1) The balance sheet at December 31, 2002 has been derived from the audited financial statements at the date which are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to Condensed Consolidated Fianancial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                    2003       2002
                                                ---------  ---------
Revenues:

Instrument sales ............................. $   2,794  $   2,175
Reagents and disposables sales ...............       340        126
                                                ---------  ---------
   Total product sales........................     3,134      2,301
License and royalty revenue ..................        32         66
Contract revenue .............................       613         --
                                                ---------  ---------
Total revenues ...............................     3,779      2,367
                                                ---------  ---------

Operating costs and expenses:
Cost of product sales ........................     1,808      1,609
Research and development......................     3,827      4,001
Selling, general and administrative...........     2,796      1,775
                                                ---------  ---------
Total operating costs
 and expenses ................................     8,431      7,385
                                                ---------  ---------
Loss from operations .........................    (4,652)    (5,018)
Interest (expense) income, net ...............       (36)        48
                                                ---------  ---------
Net loss .....................................    (4,688)    (4,970)
                                                =========  =========

Net loss per share, basic and diluted......... $   (0.15) $   (0.19)
                                                =========  =========
Shares used in computing net loss per share,
 basic and diluted ...........................    31,393     26,346
                                                =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                               2003       2002
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................ $  (4,688) $  (4,970)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................       510        581
    Amortization of deferred stock-based compensation ...        82        229
    Amortization of deferred rent .......................        43         (7)
    Changes in operating assets and liabilities:
       Accounts receivable ..............................       (68)       803
       Inventory ........................................      (111)       372
       Prepaid expenses and other assets ................      (429)      (346)
       Accounts payable and other current liabilities ...      (653)      (251)
       Accrued compensation .............................       337        577
                                                           ---------  ---------
Net cash used in operating activities ...................    (4,977)    (3,012)
                                                           ---------  ---------
INVESTING ACTIVITY:
Capital expenditures ....................................      (615)    (1,075)
Restricted cash..........................................       (30)        --
Proceeds from maturities of marketable securities .......        --      8,775
                                                           ---------  ---------
Net cash (used in) provided by investing activities .....      (645)     7,700
                                                           ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of common shares .............     4,781         11
Principal payments under loan arrangements ..............      (414)      (279)
                                                           ---------  ---------
Net cash (used in) provided by financing activities .....     4,367       (268)
                                                           ---------  ---------
Net (decrease) increase in cash and cash equivalents ....    (1,255)     4,420
Cash and cash equivalents at beginning of period ........    14,505     15,905
                                                           ---------  ---------
Cash and cash equivalents at end of period .............. $  13,250  $  20,325
                                                           =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Cepheid (the "Company") was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that enable sophisticated genetic and DNA analysis of patients and organisms by automating complex manual laboratory procedures.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped, there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No rights of return exist for the Company's products except in the case of damaged goods.

Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non- refundable contract fees for which no further performance obligations exist, where there is no continuing involvement required of the Company, are recognized on the earlier of the date the payments are received or when collection is reasonably assured. Under research and development agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed.

Warranty Accrual

The Company warrants its products from defects for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. The Company's warranty accrual is established using management's estimate for future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. The Company's accrued warranty liability for the quarter ended March 31, 2003 and 2002 was $0.5 million and $0.2 million, respectively. The activity in the warranty accrual for the quarter ended March 31, 2003 consisted of the following (in thousands):

Balance at 12/31/02                    $      634

Cost incurred & charged against reserve      (179)

Provision for warranty                         56
                                         ---------
Balance at 3/31/03                     $      511
                                         =========

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out ("FIFO") method.

The Company maintains a reserve for inventory obsolescence. This reserve is established using management's estimate of the potential future obsolescence of inventory.

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Other comprehensive loss consists of net unrealized gains and losses on available-for-sale marketable securities. Total accumulated other comprehensive loss is presented as a separate component of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets. Comprehensive loss equaled net loss for the quarters ended March 31, 2003 and 2002.

Stock-Based Compensation

Pro forma net loss and net loss per share has been determined as if the Company had accounted for its employee stock options granted using the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions: risk free interest rates of 2.91% and 4% for grants in the three months ended March 31, 2003 and 2002, respectively; a weighted average expected life of five years; and a dividend yield of zero. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.49 and $3.17, respectively. The expected volatility of the Company's common stock used in the pricing model was 1.3 and 1.4 for the three months ended March 31, 2003 and 2002, respectively.

For purposes of disclosure pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss per share as if we had applied the fair value recognition provision of FAS 123 to stock based employee compensation (in thousands, except per share data):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003       2002
                                                           ---------  ---------

Net loss as reported  ................................... $  (4,688) $  (4,970)

Deduct: Total stock-based employee compensation
determined under the fair value method for all
awards, net of tax related effects.......................      (692)      (479)

Add: Amortization of deferred stock based compensation...        82        229
                                                           ---------  ---------
Pro forma net loss.......................................    (5,298)    (5,220)

Basic and diluted net loss per share:

   As reported........................................... $   (0.15) $   (0.19)
   Pro forma............................................. $   (0.17) $   (0.20)

3. SIGNIFICANT CONCENTRATIONS

The Company distributes its products through its direct sales force and through third-party distributors. For the three-month period ended March 31, 2003, product sales through distributors represented 60% of total product sales (consisting of sales of instruments, reagents and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 35%, 13%, and 12%, respectively, of total product sales for the quarter ended March 31, 2003. For the same quarter of the previous year, distributors in the United States, the Far East, and Europe accounted for 58%, 19% and 0%, respectively, of total product sales. There were no direct customers that represented greater than 10% of total product sales for the three months ended March 31, 2003 or the corresponding period of the prior year.

The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalent debt securities.

4. NET LOSS PER COMMON SHARE

Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company's right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003       2002
                                                           ---------  ---------

Net loss  ............................................... $  (4,688) $  (4,970)
                                                           =========  =========
Basic and diluted:

Weighted-average shares of common stock outstanding .....    31,446     26,658
Less: weighted-average shares subject to repurchase .....       (53)      (312)
                                                           ---------  ---------
Shares used in computing basic and diluted net
  loss per  share .......................................    31,393     26,346
                                                           =========  =========

Basic and diluted net loss per  share ................... $   (0.15) $   (0.19)
                                                           =========  =========

5. INVENTORY

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out ("FIFO") method. The Company maintains a reserve for inventory obsolescence. This reserve is established using management's estimate of the potential future obsolescence of inventory.

The components of inventories (in thousands) are as follows:

                                                            March 31,     December 31,
                                                               2003         2002
                                                          ------------  -------------

      Raw materials .................................... $      1,982  $       2,361
      Work in process ..................................        1,117            988
      Finished goods ...................................          862            501
                                                          ------------  -------------
                                                         $      3,961  $       3,850
                                                          ============  =============

6. COMMON STOCK OFFERING

On March 4, 2003, the Company completed the sale of 1,360,000 shares of common stock at price of $3.69 per share. The shares were sold pursuant to an existing shelf registration statement. The offering resulted in net proceeds to the Company of approximately $4.7 million, net of issuance costs of approximately $0.3 million.

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

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT JUDGMENTS

We consider certain accounting policies related to revenue recognition, the inventory reserve, and warranty accrual to be critical accounting policies. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual are a number of estimates, assumptions and judgments. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.

Revenue Recognition. We recognize revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No right of return exists for our products with the exception of damaged goods. We have not experienced any significant returns of our products. Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non-refundable contract fees for which no further performance obligations exist, where there is no continuing involvement required of us are recognized on the earlier of the date the payments are received or when collection is reasonably assured. Under research and development agreements, we are required to perform specific research and development activities and are reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone when the related milestone was at risk at the inception of the arrangement and milestone related obligations are fulfilled. Deferred revenue is recorded when funds are received in advance of services to be performed. Determining whether the elements required for us to recognize revenue are present (including, for example, determining whether there is sufficient evidence that an arrangement existing, the collectibility of billings and whether contractual performance obligations and milestones have been met) requires us to make estimates, assumptions and judgments that affect our operating results.

Inventory Reserve and Warranty Accrual. We maintain reserves for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance of operations. The inventory reserve is established using management's estimate of the potential future obsolescence of inventory. A substantial decrease in demand for our product could lead to excess inventories and could require us to increase our reserve for inventory obsolescence.

Our warranty accrual is established using management's estimate for the future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. A significant change in failure rates of our Smart Cycler system could lead to increased warranty costs and could require us to increase our warranty reserve. If such adverse conditions were to occur, we cannot readily predict what effect on our financial condition or results of operations would result, as any such effect would depend on both future results of operations and the magnitude and timing of the adverse conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

We derive our revenues principally from sales of our Smart Cycler system and associated reagents and disposable reaction tubes and, to a lesser extent, from contractual payments for services rendered in research and development arrangements. Total revenues for the three-month period ended March 31, 2003 were $3.8 million an increase of $1.4 million or 60% over the corresponding prior year period. The increase in total revenues for the three-month period ended March 31, 2003 as compared to corresponding prior year period, was due to an overall increase in product sales and grant and government sponsored research revenue. The increase in product sales resulted primarily from the growth of sales of our Smart Cycler system, particularly in Europe. The increase in product sales in Europe was due primarily to the establishment of several new distributors in this region with our wholly owned French subsidiary, Cepheid SA. For the three-month period ended March 31, 2003, product sales through distributors represented 60%, of total product sales (including instruments, reagents, and disposables). There were no direct customers that represented greater than 10% of product sales for the three months ended March 31, 2003, or for the corresponding periods of the prior year. For the three-month period ended March 31, 2003, products sales in North America, Europe, and Far East represented 68%, 19%, and 13%, respectively, of total product sales as compared to 76%, 0%, and 24%, respectively for the corresponding period of 2002. We expect that the percentage of sales contributed by each of the three geographical areas in the first quarter of 2003 will remain relatively constant for the remainder of 2003.

Contract revenues for the three-month period ended March 31, 2003 were $0.6 million. There were no such revenues recognized in the corresponding prior year period. Our contract revenues were derived principally from our research and development contract with the United States Military Institute for Infectious Disease ("USAMRIID"). We do not expect to experience a continued increase in quarterly contract revenue in the remainder of 2003 as we continue to focus on increasing our product marketing efforts and shifting our business away from research and development

COST OF PRODUCT SALES

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility and warranty costs. Cost of product sales for the three-month period ended March 31, 2003 was $1.8 million an increase of $0.2 million or 12% over the corresponding prior year period. The increase in absolute dollars of cost of product sales for the three-month period ended March 31, 2003 as compared to the corresponding prior year period was primarily due to the increase in product sales. The product gross margin percentage for the three- month period ended March 31, 2003 was 42%. For the corresponding prior year period, the product gross margin percentage was 30%. The increase in product gross margin percentage for the three-month period ended March 31, 2003, as compared to the corresponding prior year period, was due primarily to improved product pricing and increased manufacturing economies of scale. We expect quarterly gross margin percentage to remain essentially unchanged from our first quarter of 2003 for the remainder of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of salaries, deferred stock compensation, research and development materials and facility costs, and legal expenses for intellectual property protection and regulatory matters. Research and development expense for the three-month period ended March 31, 2003 was $3.8 million, a decrease of $0.2 million or 4% from the corresponding prior year period. This decrease resulted from a $0.2 million decrease in wages and other personnel-related expenses, a $0.1 million decrease in outside engineering and consulting costs, and a $0.1 million decrease in non-cash deferred stock compensation, partially offset by a $0.2 million increase in costs for research and development supplies. We expect that our quarterly research and development expenses will increase slightly in the remaining quarters of 2003 as we further our product development efforts, particularly with respect to developing additional assays for the Smart Cycler and GeneXpert systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of salaries, deferred stock compensation, severance costs, accounting and other professional fees, facilities costs, and human resource expenses. Selling, general and administrative expense for the three-month period ended March 31, 2003 was $2.8 million, an increase of $1.1 million or 59% over the corresponding prior year periods. The increase for the three month period ended March 31, 2003, as compared to the corresponding prior year period was due to a $0.5 million increase in salaries and personnel-related expenses resulting primarily from increased sales and marketing and executive headcount, and included a $0.1 million increase in travel costs due primarily to the increase in our sales force and the establishment of our French subsidiary, a $0.2 million increase in legal costs, a $0.1 million increase in advertising and public relation costs, a $0.1 million increase in consulting costs, and a $0.1 million increase in insurance and occupancy costs. We expect that our quarterly selling general and administrative costs will increase slightly in the remaining quarters of 2003 as we continue to make additional investments in sales and marketing.

INTEREST EXPENSE, NET

Interest expense, net for the three month period ended March 31, 2003 was $36,000 a decrease of $84,000 or 175% from the corresponding prior year period's net interest income. The decrease for the three months ended March 31, 2003, as compared to the corresponding prior year period was due to a decrease in cash balance as well as decreased investment yield due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had $15.6 million in cash, cash equivalents, short-term investments, and restricted cash as compared to $16.8 million as of December 31, 2002. Net cash used for operating activities was $5.0 million for the three months ended March 31, 2003 as compared to $3.0 million for the corresponding prior year period. The $2.0 million increase in net cash used in operating activities for the three months ended March 31, 2003 as compared to the corresponding prior year period included a $2.1 million increased investment in working capital including accounts receivable, inventory, and prepaid assets, and a $0.1 million decrease in non-cash deferred stock compensation, partially offset by a $0.2 million decease in net loss.

Through March 31, 2003, we had received net proceeds of $80.8 million from sales of common and convertible preferred stock since inception, including our initial public offering and recent offerings pursuant to our shelf registration statement. In addition through March 31, 2003, we had financed equipment, land and building purchases and leasehold improvements totaling approximately $6.7 million. As of March 31, 2003, we had $2.6 million in equipment financing obligations under an equipment financing agreement. These obligations are secured by the financed equipment, bear interest at a weighted average fixed rate of 8.63% and are due in monthly installments through September 2005. Under the equipment financing agreement, a balloon payment is due at the end of each individual lease term for an item of equipment. As additional security for our obligations under this agreement, we provided a letter of credit in the amount of $1.1 million to the creditor in October 2002. We are not currently able to draw down additional funding under the agreement.

In December 2002, we purchased land and a building for approximately $0.4 million for our newly formed subsidiary in France. We financed the purchase with a ten-year mortgage loan, which bears interest at 4.75% per year and is fully secured by the land and building. Additionally, the loan is guaranteed by us through a standby letter of credit in the amount of $0.5 million. The collateral for this standby letter of credit is classified as a component of restricted cash at March 31, 2003.

Net cash used in investing activities for the three months ended March 31, 2003 consisted of $0.6 million in capital expenditures for property and equipment, while net cash provided by investing activities for the three months ended March 31, 2002 consisted of proceeds from maturities of marketable securities of $8.8 million, offset by capital expenditures of $1.1 million. The decrease in capital expenditures for the three months ended March 31, 2003, as compared to the corresponding prior year period, was primarily the result of capital expenditures made for leasehold improvements to our new facility during the three months ended March 31, 2002. No such capital expenditures were made during the three months ended March 31, 2003.

Net cash provided by financing activities for the three months ended March 31, 2003 consisted primarily of proceeds from sales of common stock partially offset by principal payments under the loan arrangements. For the three months ended March 31, 2003, we received proceeds of $4.8 million from sales of common stock, including net proceeds of of $4.7 million, from our March 2003 sale of 1,360,000 shares of our common stock pursuant to a shelf registration statement and $0.1 million from stock option exercises and stock purchases under our Employee Stock Purchase Plan, offset by repayments under equipment financing arrangements of $0.4 million.

Our contractual obligations for the next five years, and thereafter, are currently as follows (in thousands):

                                  LESS
                                 THAN 1       1-3        4-5      AFTER 5
CONTRACTUAL OBLIGATIONS(1)        YEAR       YEARS      YEARS      YEARS     TOTAL
------------------------------  ---------  ---------  ---------  --------- ---------
Equipment and mortgage loans.. $   1,681  $   1,889  $     100  $     196 $   3,866
Operating leases..............     1,352      4,304      3,089      5,372    14,117
Research funding..............       117         49         --         --       166
Minimum royalty payments......       260        844        620      3,031     4,755
                                ---------  ---------  ---------  --------- ---------
  Total contractual cash
     obligations.............. $   3,410  $   7,086  $   3,809  $   8,599 $  22,904
                                =========  =========  =========  ========= =========

We expect to have negative cash flow from operations through at least the end of 2003. We expect our cash use to average $1.5 million per month for 2003. For the three month period ended March 31, 2003, total cash used was $1.2 million, or $5.9 million after subtracting out the approximately $4.7 million in net proceeds received from our March 2003 common stock offering. We expect that our cash use will decline from the rate of cash used in the first quarter of 2003 and will average $1.5 million per month for the twelve months ended December 31, 2003. We anticipate that our existing capital resources will enable us to maintain our currently planned levels of operations through the end of 2003. This expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements and our ability to reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital.

To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In December 2001, we filed a shelf registration statement for the issuance of up to $35 million in debt and/or equity securities. As of March 31, 2003, we had approximately $19.4 million still available under this registration statement. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization effort or obtain funds through arrangements with collaborative partners or others that my require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. To the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to our common stock.

FACTORS THAT MIGHT AFFECT FUTURE RESULTS

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

We are part of a Northrop Grumman-led team being evaluated by the U.S. Postal Service (USPS) to produce a DNA-based biothreat detection system for installation in USPS mail sorting facilities. We cannot state with certainty when this evaluation process will conclude, whether our team will be awarded a production contract, whether such a contract would be concluded on terms acceptable to all parties, or whether actual funding, deployment and operating parameters, or product purchases, will be at currently expected levels. The USPS biothreat detection system program, like many governmental contracting programs, involves significant uncertainties in the timing of decision-making and deployment and is highly sensitive to changes in national and international priorities and budgets. In addition, if components developed by us or our collaborators in the program fail to meet specifications, the entire proposal could be rejected. In this and any similar future pilot programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even if we are awarded a production contract, we may be subject to our customer's future spending patterns and budgetary cycles. Accordingly, our participation in the USPS biothreat detection system program and other similar programs are subject to a number of risks and uncertainties and may never yield significant revenues.

If we cannot successfully commercialize our GeneXpert system, we may never achieve profitability.

Our GeneXpert system is still in the development stage. We anticipate that for the foreseeable future our ability to achieve profitability will depend in part on the successful commercialization of GeneXpert. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

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

We have experienced significant operating losses each year since our inception and expect to have negative cash flow from operations through at least the end of 2003. We experienced net losses of approximately $14.8 million in 2000, $15.5 million in 2001, $19.7 million in 2002 and $4.7 million for the first three months of 2003. As of March 31, 2003, we had an accumulated deficit of approximately $67.3 million. Our ability to become profitable will depend on our revenue growth, which depends on a number of factors including market acceptance of our products, the success of any pilot programs in which we are participating, and global economic and political conditions, and on our expense levels and product costs. Our expense levels and product costs are, in turn, influenced by a number of factors, including the resources we devote to developing and supporting our products, continued progress of our research and development of potential products and the need to acquire licenses to new technology or to use our technology in new markets and the potentially significant ongoing royalty payments associated with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

If we fail to raise additional capital, our ability to fund our operations and advance our development programs would be impaired and our business would be adversely affected.

We expect to have negative cash flow from operations through at least the end of 2003. We expect our cash use to average $1.5 million per month for 2003. For the three month period ended March 31, 2003, total cash used was $1.2 million, or $5.9 million after subtracting out the approximately $4.7 million in net proceeds received from our March 2003 common stock offering. We anticipate that our existing capital resources will enable us to maintain our currently planned levels of operations through the end of 2003. This expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements and our ability to reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital.

To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In December 2001, we filed a shelf registration statement for the issuance of up to $35 million in debt and/or equity securities. As of March 31, 2003, we had approximately $19.4 million still available under this registration statement. There can no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization effort or obtain funds through arrangements with collaborative partners or others that my require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. To the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to our common stock.

We may require licenses for new product features and products, and our strategic plans and growth could be impaired if we are unable to obtain such licenses.

We will need to introduce new products and product features in order to market our products to a broader customer base. Our products typically require licenses from third-party suppliers in order to be sold. Accordingly, our introduction of new products and product features could require us to obtain additional licenses. We may not be able to obtain such licenses on commercially reasonable terms, if at all. Some of these licenses may include significant up front and ongoing royalty payments. The failure to obtain necessary licenses or other rights could have a material adverse effect on our anticipated strategies and growth.

We will require licenses for certain reagents to produce a more complete solution, and our business will suffer if we are unable to obtain such licenses.

For certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. However, we still will require licenses for many reagents. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. We may not be able to obtain licenses for certain reagents on commercially reasonable terms, if at all. Some of these licenses may include significant up front and ongoing royalty payments. Some of our competitors have rights to reagents that we have not yet obtained. Our failure to obtain similar rights would limit our ability to offer a system that includes reagents and would adversely affect our competitive position and our performance.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

Some of our products, depending upon their intended use, will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. Products, such as the Smart Cycler and, when it is launched commercially, the GeneXpert system, when used for clinical diagnostic purposes will require such approval. To date, we have only received FDA approval for use of the group B streptococcus assay for Smart Cycler that was developed through our collaboration with IDI. We have not sought approval from the FDA or any other governmental body for other assays for the Smart Cycler, and we have not received any such approvals. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We generally expect to rely on our collaborators to direct the regulatory approval process for our products. There are no assurances that such collaborators will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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
  companies developing drug discovery technologies; and
  companies developing or offering biothreat detection technologies.

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

In many instances particularly in the clinical genetic assessment area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we will lose sales and our business will be harmed.

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

If we are the subject of a successful product liability lawsuit that exceeds the limits of any insurance coverage we may have, we may incur substantial liabilities, which would adversely affect our earnings and financial condition.

The world geopolitical climate has created increased financial expectations that may not materialize.

The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created increased interest in biothreat detection systems. However, we are uncertain what the long-term impact will be on our product sales. To date, we have not generated significant revenues from the market for biothreat detection systems. Even if our products are chosen as a part of the solution for the biothreat detection systems for the USPS, it is unclear what the level and how quickly funding may be made available. As a result, we may not ever realize substantial revenues from the use of our products in biothreat detection systems and, even if we do, the amount and timing of such revenues would be subject to substantial uncertainty.

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
  Northrop Grumman Corp.'s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, with whom we will jointly install and test bio-threat detection systems for the USPS;
  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges if our products are used in the USPS biothreat detection system program; and
  Takara Bio, Inc. in a collaboration to manufacture and sell a line of general use PCR enzyme reagents optimized for use on our products.

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

We are utilizing a direct sales force to market our products in some markets. We have a relatively small sales force compared to our competitors. Failure to effectively promote and sell our products in these markets could have a negative impact on their market acceptance. If our systems fail to penetrate these expanding markets, this could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

We are dependent on relationships with distributors for the marketing and sales of our products in the life sciences research market in various geographic regions and we have a limited ability to influence their efforts. For the three-month period ended March 31, 2003, product sales through distributors represented 60% of total product sales (consisting of sales of instruments, reagents and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 35%, 13%, and 12%, respectively, of total product sales for the quarter ended March 31, 2003. For the same quarter of the previous year, distributors in the United States, the Far East, and Europe accounted for 58%, 19% and 0%, respectively, of total product sales. Takara Bio, Inc. is the exclusive distributor of Smart Cycler in the life sciences research market in Japan, South Korea, China and Taiwan and we also rely on various distributors for our sales of Smart Cycler in the European life sciences research market. Relying on distributors for our sales and marketing in these regions is risky to our future for various reasons, including:

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Obtaining licenses to relevant patents could be costly and could materially harm our results of operations and future cash flows. Failing to obtain a license could result in litigation, which may consume our resources and lead to significant damages, royalty payments or an injunction on the sale of our currently existing products. In addition, some of these licenses could result in substantial additional royalties, which could adversely impact our product costs and have an impact on our business.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

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
  business risks (including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution) associated with international military operations, the global economic slowdown and the outbreak of Severe Acute Respiratory Syndrome;
  multiple conflicting tax laws and regulations; and
  political and economic instability.

We intend to expand our international sales and marketing activities, including through our European subsidiary, and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract distribution partners that will be able to market our products effectively.

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

We depend on long term delivery contracts with several single source suppliers that supply components used in the manufacture of the Smart Cycler, the GeneXpert system, disposable reaction tubes, and cartridges. If we need alternative sources for key component parts for any reason, such component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of such components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Our inability to obtain a key source supplier for the manufacture of our potential products may force us to curtail or cease operations.

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

There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means. Additionally, third-party payers are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

If we fail to retain key members of our staff, our ability to conduct and expand our business would be impaired.

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as manufacturing, quality control, project management, microbiology, software engineering, mechanical engineering and electrical engineering. Retaining and training personnel with the requisite skills is challenging even in today's economy, and, if general economic conditions improve, is likely to become extremely competitive again, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

If we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of this operations, and services of an acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns and the potential loss of key employees or customers of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

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

Our proposed reincorporation in Delaware would result in the application of provisions of Delaware law that may prevent or delay acquisitions.

Following our annual shareholder meeting, which is scheduled for May 28, 2003, subject to receiving the requisite approval of our shareholders, we intend to reincorporate in Delaware. If we complete the proposed reincorporation, Cepheid will be governed by Delaware corporate law, rather than California law. Certain provisions of Delaware law may have the effect of preventing or delaying a change in control. For example, Delaware law provides corporations with stronger defenses against unsolicited take-over proposals and permits corporations to eliminate the ability of stockholders to call meetings or to act by written consent.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures", which are defined to mean a company's controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before, the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

  Exhibits

  Exhibit 10.1 Letter Agreement between Infectio Diagnostic Inc. and Cepheid dated February 21, 2003 *

  Exhibit 10.2 Change of Control Retention and Severance Agreement between Thomas L. Gutshall and Cepheid dated March 4, 2003

  Exhibit 10.3 Change of Control Retention and Severance Agreement between Kurt Petersen and Cepheid dated March 4, 2003

  Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

  Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

  *Confidential treatment has been requested with respect to certain a portion of this exhibit.

  A complete copy of the exhibit, including redacted portions, has been filed separately with the Securities and Exchange Commission

  ** These certifications "accompany" Cepheid's quarterly report on Form 10Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Cepheid under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

  Reports on Form 8-K

On February 7, 2003, Cepheid filed a Current Report on 8-K reporting under Item 5 the issuance of a press release regarding its financial results for the three and twelve month periods ended December 31, 2002 and filing an unaudited consolidated condensed balance sheet and statement of operations for the three and twelve month periods ended December 31, 2002 and for the corresponding prior year periods.

On March 4, 2003, Cepheid filed a Current Report on Form 8-K reporting, under Item 5, the sale of 1,360,000 shares of its common stock at a price per share of $3.69 directly to investors in a public offering under a shelf registration statement on Form S-3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 14th day of May, 2003.

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

Date: May 14, 2003
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

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/John R. Sluis
 John R. Sluis
Chief Financial Officer