Form 10-Q
period 2003-06-30
CEPHEID
filed 2003-08-14
CIK 1037760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

As of August 5, 2003 there were 32,552,434 shares of the registrant's Common Stock outstanding.

Cepheid
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Statements of Operations Three and six months ended June 30, 2003 and 2002	**

Condensed Consolidated Balance Sheets June 30, 2003 and December 31, 2002	**

Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2003 and 2002	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                            June 30,      December 31,
                                                               2003          2002 (1)
                                                          ------------  -------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................... $      8,542  $      14,505
   Restricted cash .....................................        2,329          2,296
   Accounts receivable .................................        2,466          3,044
   Inventory ...........................................        4,371          3,850
   Prepaid expenses and other current assets ...........        1,096            352
                                                          ------------  -------------
     Total current assets ..............................       18,804         24,047
Property and equipment, net ............................        6,861          6,144
                                                          ------------  -------------
     Total assets ...................................... $     25,665  $      30,191
                                                          ============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................... $      2,428  $       2,367
   Accrued compensation ................................        1,228          1,171
   Other accrued liabilities ...........................        2,093          2,092
   Current portion of equipment financing ..............        1,232          1,423
   Current portion of bank loan payable.................           36             32
                                                          ------------  -------------
     Total current liabilities .........................        7,017          7,085
Equipment financing, less current portion ..............        1,049          1,629
Bank loan payable, less current portion.................          379            364
Deferred rent ..........................................          431            355

Commitments

Shareholders' equity:
   Common stock ........................................       80,961         75,928
   Additional paid-in capital ..........................        7,488          7,505
   Deferred stock-based compensation ...................          (11)          (103)
   Accumulated foreign exchange translation adjustment..           37              4
   Accumulated deficit .................................      (71,686)       (62,576)
                                                          ------------  -------------
     Total shareholders' equity ........................       16,789         20,758
                                                          ------------  -------------
     Total liabilities and shareholders' equity ........ $     25,665  $      30,191
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

See accompanying notes to Condensed Consolidated Fianancial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                 Three Months Ended     Six  Months Ended
                                                      June 30,              June 30,
                                                --------------------  --------------------
                                                   2003       2002       2003       2002
                                                ---------  ---------  ---------  ---------
Revenues:

Instrument sales ............................. $   2,565  $   2,324  $   5,359  $   4,500
Reagents and disposables sales ...............       615        373        955        499
                                                ---------  ---------  ---------  ---------
  Total product sales ........................     3,180      2,697      6,314      4,999
License and royalty revenue ..................         4         63         36        129
Contract revenue .............................       920        445      1,533        445
                                                ---------  ---------  ---------  ---------
Total revenues ...............................     4,104      3,205      7,883      5,573
                                                ---------  ---------  ---------  ---------

Operating costs and expenses:
Cost of product sales ........................     1,857      2,135      3,665      3,744
Research and development......................     4,035      4,563      7,862      8,565
Selling, general and administrative...........     2,629      2,065      5,425      3,841
                                                ---------  ---------  ---------  ---------
Total operating costs
 and expenses ................................     8,521      8,763     16,952     16,150
                                                ---------  ---------  ---------  ---------
Loss from operations .........................    (4,417)    (5,558)    (9,069)   (10,577)
Interest (expense) income, net ...............        (5)        23        (41)        72
                                                ---------  ---------  ---------  ---------
Net loss .....................................    (4,422)    (5,535)    (9,110)   (10,505)
Net loss per share, basic and diluted......... $   (0.14) $   (0.21)     (0.29)     (0.40)
                                                =========  =========  =========  =========
Shares used in computing net loss per share,
 basic and diluted ...........................    32,410     26,380     31,901     26,363
                                                =========  =========  =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                                2003       2002
                                                            ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................. $  (9,110) $ (10,505)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ........................     1,043      1,032
    Amortization of deferred stock-based compensation ....        75        419
    Amortization of deferred rent ........................        76        200
    Changes in operating assets and liabilities:
       Accounts receivable ...............................       578        174
       Inventory .........................................      (521)        26
       Prepaid expenses and other assets .................      (744)      (807)
       Accounts payable and other current liabilities ....        62      1,697
       Accrued compensation ..............................        57        408
                                                            ---------  ---------
Net cash used in operating activities ....................    (8,484)    (7,356)
                                                            ---------  ---------
INVESTING ACTIVITY:
Capital expenditures .....................................    (1,727)    (2,929)
Restricted cash...........................................       (33)        --
Proceeds from maturities of marketable securities ........        --      8,775
                                                            ---------  ---------
Net cash (used in) provided by investing activities ......    (1,760)     5,846
                                                            ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of common shares ..............     5,033        363
Proceeds from loan arrangements ..........................        --      1,371
Principal payments under loan arrangements ...............      (752)      (516)
                                                            ---------  ---------
Net cash provided by financing activities ................     4,281      1,218
                                                            ---------  ---------

Net (decrease) in cash and cash equivalents ..............    (5,963)      (292)
Cash and cash equivalents at beginning of period .........    14,505     15,905
                                                            ---------  ---------
Cash and cash equivalents at end of period ............... $   8,542  $  15,613
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

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with GAAP. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non- refundable contract fees for which no further performance obligations exist, where there is no continuing involvement required of the Company, are recognized on the earlier of the date the payments are received or when collection is reasonably assured. Under research and development agreements, the Company is required to perform specific research and development activities and is reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone provided that the related milestone was at risk at the inception of the arrangement. Deferred revenue is recorded when funds are received in advance of services to be performed.

Warranty Accrual

The Company warrants its products against defects for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. The Company's warranty accrual is established using management's estimate for future costs of providing customers with a calibration as well as the cost of repairing any instrument failures during the one-year warranty period. The Company's accrued warranty liability at June 30, 2003 and December 31, 2002 was $0.6 million. The activity in the warranty accrual for the six month period ended June 30, 2003 consisted of the following (in thousands):

Balance at December 31, 2002........... $     634
Cost incurred & charged against reserve      (402)
Provision for warranty.................       335
                                         ---------
Balance at June 30, 2003............... $     567
                                         =========

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive loss consists of net unrealized gains and losses on available-for-sale marketable securities. Comprehensive loss approximated net loss for the three and six month periods ended June 30, 2003 and 2002.

Stock-Based Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), the Company has elected to continue to apply the intrinsic value method of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans and the Employee Stock Purchase Plan. Under APB 25, if the exercise price of its employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The presentation of pro forma net loss set forth in this footnote has been determined as if the Company had accounted for its employee stock options granted using the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions: risk free interest rates of 2.57% and 2.74% for the three and six month periods ended June 30, 2003, respectively, and 4% for grants in the three and six month periods ended June 30, 2002, respectively; a weighted average expected life of five years; and a dividend yield of zero. The weighted average fair value of options granted during the three and six month periods ended June 30, 2003 was $3.45 and $3.63, respectively, and $3.39 and $3.38, respectively for the three and six month periods ended June 30, 2002. The expected volatility of the Company's common stock used in the pricing model was 1.3 for the three and six months ended June 30, 2003 and 1.4 for the three and six months ended June 30, 2002.

For purposes of disclosure pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss per share as if we had applied the fair value recognition provision of FAS 123 to stock based employee compensation (in thousands, except per share data):

                                                         Three Months Ended    Six  Months Ended
                                                              June 30,              June 30,
                                                         -------------------   ------------------
                                                           2003       2002       2003      2002
                                                         ---------  --------   --------  --------
Net loss as reported  ................................. $  (4,422) $ (5,535)  $ (9,110) $(10,505)

Deduct: Total stock-based employee compensation
determined under the fair value method for all
awards, net of tax related effects.....................      (774)     (640)    (1,463)   (1,118)

Add: Amortization of deferred stock based compensation.         6       187         75       419
                                                         ---------  --------   --------  --------
Pro forma net loss..................................... $  (5,190) $ (5,988)  $(10,498) $(11,204)
                                                         =========  ========   ========  ========

Basic and diluted net loss per share:

   As reported......................................... $   (0.14) $  (0.21)  $  (0.29) $  (0.40)
   Pro forma........................................... $   (0.16) $  (0.23)  $  (0.33) $  (0.42)

3. SIGNIFICANT CONCENTRATIONS

The Company distributes its products through its direct sales force and through third-party distributors. For the three and six month periods ended June 30, 2003, product sales through distributors represented 62% and 58%, respectively, of total product sales (consisting of sales of instruments, reagents, and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 43%, 9%, and 10%, respectively, of total product sales for the three month period ended June 30, 2003, and 39%, 11%, and 8%, respectively, of total product sales for the six month period ended June 30, 2003. For the corresponding three month period of the previous year, distributors in the United States, the Far East, and Europe accounted for 33%, 16%, and 0%, respectively, of total product sales, and for the corresponding six month period of the prior year, 45%, 18%, and 0%, respectively, of total product sales. For the three and six month periods ended June 30, 2003, there was no direct customer that represented greater than 10% of total product sales. For the corresponding three and six month periods of the prior year, there was one direct customer that represented greater than 10% of total product sales.

The Company relies on several companies as sole sources for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalent and debt securities.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                          Three Months Ended   Six Months Ended
                                                                June 30,           June 30,
                                                         -------------------   ------------------
                                                           2003       2002       2003      2002
                                                         ---------  --------   --------  --------
Net loss  ............................................. $  (4,422) $ (5,535)  $ (9,110) $(10,505)
                                                         =========  ========   ========  ========
Basic and diluted:

Weighted-average shares of common stock outstanding ...    32,447    26,669     31,947    26,663
Less: weighted-average shares subject to repurchase ...       (37)     (289)       (45)     (300)
                                                         ---------  --------   --------  --------
Shares used in computing basic and diluted net
  loss per  share .....................................    32,410    26,380     31,902    26,363
                                                         =========  ========   ========  ========

Basic and diluted net loss per  share ................. $   (0.14) $  (0.21)  $  (0.29) $  (0.40)
                                                         =========  ========   ========  ========

5. INVENTORY

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first- out ("FIFO") method. The Company maintains a reserve for inventory obsolescence. This reserve is established using management's estimate of the potential future obsolescence of inventory.

The components of inventories (in thousands) are as follows:

                                                            June 30,      December 31,
                                                               2003          2002
                                                          ------------  -------------

      Raw materials .................................... $      1,799  $       2,361
      Work in process ..................................        1,092            988
      Finished goods ...................................        1,480            501
                                                          ------------  -------------
                                                         $      4,371  $       3,850
                                                          ============  =============

6. SUBSEQUENT EVENT

On August 13, 2003, the Company completed the sale of 2,777,778 common shares at $3.60 per share for net proceeds of approximately $9.3 million to an institutional investor. In connection with this offering, the investor will have the right to purchase up to an additional 555,556 common shares at $3.75 per share for ninety days from the close of the transaction.

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

We commenced commercial sales of our first product, the Smart Cycler, in May 2000. The Smart Cycler is a DNA amplification and detection system initially directed at the life sciences research market. We began shipping the Smart Cycler II, which features various enhancements to the Smart Cycler, in November 2002. We believe our Smart Cycler products allow users to analyze biological samples faster and more efficiently than with any other product currently available.

Our GeneXpert system, currently in the final stages of development, integrates automated sample preparation with our Smart Cycler amplification and detection technology. Following clinical trials and FDA approval, we anticipate commercial launch of the GeneXpert system to the clinical genetic assessment market in the first half of 2005. We believe that the GeneXpert system is the only genetic analysis system that integrates automated sample preparation with genetic analysis, while also offering customers a complete testing system comprised of both instrumentation and disposable cartridges containing all necessary reagents for a particular test.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT JUDGMENTS

We consider certain accounting policies related to revenue recognition, inventory reserves, and warranty accruals to be critical accounting policies. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual are a number of estimates, assumptions and judgments. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 24, 2003.

Revenue Recognition. We recognize revenue from product sales when goods are shipped, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. No right of return exists for our products with the exception of damaged goods. We have not experienced any significant returns of our products. Contract revenues related to research and development agreements and government grants are recognized as the related services are performed based on the performance requirements of the relevant contract. Non-refundable contract fees for which no further performance obligations exist, where there is no continuing involvement required of us are recognized on the earlier of the date the payments are received or when collection is reasonably assured. Under research and development agreements, we are required to perform specific research and development activities and are reimbursed based on the costs associated with each specific contract over the term of the agreement. Milestone related revenues are recognized upon the achievement of the specified milestone provided that the related milestone was at risk at the inception of the arrangement. Deferred revenue is recorded when funds are received in advance of services to be performed. Determining whether the elements required for us to recognize revenue are present (including, for example, determining whether there is sufficient evidence that an arrangement existing, the collectibility of billings and whether contractual performance obligations and milestones have been met) requires us to make estimates, assumptions and judgments that affect our operating results.

Inventory Reserve and Warranty Accrual. We maintain reserves for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance of operations. The inventory reserve is established using management's estimate of the potential future obsolescence of inventory. A substantial decrease in demand for our products could lead to excess inventories and could require us to increase our reserve for inventory obsolescence.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

We derive our revenues principally from sales of our Smart Cycler system and associated reagents and disposable reaction tubes and, to a lesser extent, from contractual payments for services rendered in research and development arrangements. Total revenues for the three and six month periods ended June 30, 2003 were $4.1 million and $7.9 million respectively, an increase over the corresponding prior year periods of $0.9 million or 28%, and $2.3 million or 41%, respectively.

Product sales for the three and six month periods ended June 30, 2003 were $3.2 million and $6.3 million respectively, an increase over the corresponding prior year periods of $0.5 million or 18%, and $1.3 million or 26%, respectively. The increase in product sales for the three and six month periods ended June 30, 2003 resulted primarily from the growth of sales of our Smart Cycler system, particularly in Europe. The increase in product sales in Europe was due primarily to the establishment of several new distributors in this region through our wholly owned French subsidiary, Cepheid SA. For the three and six month periods ended June 30, 2003, product sales through distributors represented 62% and 58% of total product sales (including instruments, reagents, and disposables). There were no direct customers that represented greater than 10% of product sales for the three months or six month periods ended June 30, 2003. For the three month period ended June 30, 2003, product sales in North America, Europe, and the Far East represented 80%, 11%, and 9% respectively, of total product sales, as compared to 74%, 10%, 16%, respectively for the corresponding period of 2002. For the six month period ended June 30, 2003, product sales in North America, Europe, and the Far East represented 75%, 14%, and 11%, respectively, of total product sales as compared to 75%, 7%, and 18% for the corresponding period of 2002. We expect that the percentage of sales contributed by each of the three geographical areas for the six-month period ended June 30, 2003 will remain relatively constant for the remainder of 2003.

We are part of a Northrop Grumman-led consortium that has been selected by the U.S. Postal Service (USPS) to produce a DNA-based biothreat detection system for installation in USPS mail sorting facilities. We expect to realize approximately 15-17% of the initial contract award of $175 million, with the majority of the revenue to be recognized in 2004. The contract award includes an option for placement of an additional number of units and associated GeneXpert anthrax test cartridges, which may be exercised in 2004. We also expect to realize continuing demand for GeneXpert anthrax test cartridges beyond the initial contract awards.

Contract revenues for the three and six month periods ended June 30, 2003 were $0.9 million and $1.5 million respectively, an increase over the corresponding prior year periods of $0.5 million or 107%, and $1.1 million or 244%, respectively. Our contract revenues were derived principally from our research and development contract with the United States Military Institute for Infectious Disease ("USAMRIID"). We do not expect to experience a continued increase in quarterly contract revenue in the remainder of 2003 as we continue to focus on increasing our product marketing efforts and shifting our business away from contract research and development.

COST OF PRODUCT SALES

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility and warranty costs. Cost of product sales for the three and six month periods ended June 30, 2003 were $1.9 million and $3.7 million, respectively, a decrease from the corresponding prior year periods of $0.3 million or 13%, and $0.1 million or 2%, respectively. Our product gross margin percentage for the three and six month periods ended June 30, 2003 was 42%, as compared to 21% and 25% for the corresponding prior year periods. The increase in product gross margin percentage for the three and six month periods ended June 30, 2003, as compared to the corresponding prior year periods, was due primarily to improved product pricing and increased manufacturing economies of scale. For the three and six month periods ended June 30, 2003, improved product pricing accounted for approximately 10% of the improvement in gross margin percentage while cost savings savings represented the remainder. We expect our quarterly gross margin percentage to remain essentially unchanged from the six month period ended June 30, 2003 for the remainder of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expense consists of salaries, deferred stock compensation, research and development materials and facility costs, and legal expenses for intellectual property protection and regulatory matters. Research and development expense for the three and six month periods ended June 30, 2003 was $4.0 million and $7.9 million, respectively, a decrease from the corresponding prior year periods of $0.5 million or 12% and $0.7 million or 8%, respectively. The primary reason for the decrease for the three and six month periods ended June 30, 2003, as compared to the corresponding prior year periods was a reduction in force that we completed in September 2002. Specifically, the decrease for the three month period ended June 30, 2003 as compared to the corresponding prior year period was comprised of a $0.1 million decrease in wages and other personnel-related expenses, a $0.2 million decrease in outside engineering and consulting costs, a $0.1 million decrease in non-cash deferred stock compensation, and a $0.4 million decrease in facility costs, partially offset by a $0.3 million increase in costs for research and development supplies. The decrease for the six month period ended June 30, 2003 as compared to the corresponding prior year period was comprised of a $0.2 million decrease in wages and other personnel-related expenses, a $0.4 million decrease in outside engineering and consulting costs, a $0.2 million decrease in non-cash deferred stock compensation, a $0.3 million decrease in facility costs, and a $0.1 million decrease in travel expenses, partially offset by a $0.5 million increase in costs for research and development supplies. We expect that our quarterly research and development expenses will increase slightly in the remaining quarters of 2003 as we continue our product development efforts, particularly with respect to developing assays for the Smart Cycler and GeneXpert systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of salaries, deferred stock compensation, severance costs, accounting and other professional fees, facilities costs, and human resource expenses. Selling, general and administrative expense for the three and six month periods ended June 30, 2003 was $2.6 million and $5.4 million, respectively, an increase over the corresponding prior year periods of $0.5 million or 27%, and $1.6 million or 41%, respectively. The primary reason for the increase for the three and six month periods ended June 30, 2003, as compared to the prior year periods, resulted from the organization and establishment of our wholly owned French subsidiary, Cepheid SA, in the fourth quarter of 2002. Specifically, the increase for the three-month period ended June 30, 2003 as compared to the corresponding prior year period, was comprised of a $0.3 million increase in salaries and personnel-related expenses resulting primarily from increased sales and marketing and executive headcount, a $0.1 million increase in legal costs, and a $0.1 million increase in consulting costs. The increase for the six month period ended June 30, 2003 was comprised of a $0.8 million increase in salaries and personnel-related expenses resulting primarily from increased sales and marketing and executive headcount, a $0.2 million increase in travel expenses due to the increased sales force, a $0.3 million increase in legal costs, a $0.2 million increase in consulting costs, a $0.1 million increase in advertising costs, and a $0.1 million increase in insurance costs, partially offset by a $0.1 million decrease in non-cash deferred stock compensation. We expect that our quarterly selling general and administrative expense will increase slightly in the remaining quarters of 2003 as we continue to make additional investments in sales and marketing.

INTEREST EXPENSE, NET

Interest expense, net for the three and six month periods ended June 30, 2003 was $5,000 and $41,000, respectively, representing a decrease in interest income, net from the corresponding prior year periods of $28,000 or 122% and $113,000 or 157%, respectively. The interest expense, net for the three and six month periods ended June 30, 2003, as compared to the interest income, net for the corresponding prior year periods, was due to a decrease in our cash balances as well as decreased investment yield due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had $10.9 million in cash, cash equivalents, short-term investments, and restricted cash as compared to $16.8 million as of December 31, 2002. Net cash used for operating activities was $8.5 million for the six month period ended June 30, 2003 as compared to $7.4 million for the corresponding prior year period. The $1.1 million increase in net cash used in operating activities for the six month period ended June 30, 2003 as compared to the corresponding prior year period included a $2.1 million increased investment in working capital including accounts receivable, inventory, and prepaid assets, a $0.3 million decrease in non-cash deferred stock compensation, and a $0.1 million decrease in amortization of deferred rent partially offset by a $1.4 million decease in net loss.

Through June 30, 2003, we had received net proceeds of approximately $81.0 million from sales of common and convertible preferred stock since inception, including our initial public offering and recent offerings pursuant to our shelf registration statement. In addition, in August 2003, we completed another offering of common stock under our shelf registration statement for net proceeds of $9.3 million. Through June 30, 2003, we had financed equipment, land and building purchases and leasehold improvements totaling approximately $6.7 million. As of June 30, 2003, we had $2.3 million in equipment financing obligations under an equipment financing agreement. These obligations are secured by the financed equipment, bear interest at a weighted average fixed rate of 7.97% and are due in monthly installments through September 2005. Under the equipment financing agreement, a balloon payment is due at the end of each individual lease term of the underlying equipment. As additional security for our obligations under this agreement, we provided a letter of credit in the amount of $1.1 million to the creditor in October 2002. We are not currently able to draw down additional funding under the agreement.

In December 2002, we purchased land and a building for approximately $0.4 million for our newly formed subsidiary in France. We financed the purchase with a ten-year mortgage loan, which bears interest at 4.75% per year and is fully secured by the land and building. Additionally, the loan is guaranteed by the Company through a standby letter of credit in the amount of $0.5 million. The collateral for this standby letter of credit is classified as a component of restricted cash at June 30, 2003.

For the six month period ended June 30, 2003, net cash used in investing activities consisted of $1.7 million in capital expenditures for property and equipment, while, for the six month period ended June 30, 2002, net cash provided by investing activities consisted of proceeds from maturities of marketable securities of $8.8 million, offset by capital expenditures of $2.9 million. The decrease in capital expenditures for the six month period ended June 30, 2003, as compared to the corresponding prior year period, was primarily the result of capital expenditures made for leasehold improvements to our new facility during the six month period ended June 30, 2002. No such capital expenditures for leasehold improvements were made during the six month period ended June 30, 2003.

Net cash provided by financing activities for the six month period ended June 30, 2003 consisted primarily of proceeds from sales of common stock partially offset by principal payments under the loan arrangements. For the six month period ended June 30, 2003, we received proceeds of $5.0 million from sales of common stock, including net proceeds of $4.7 million, from our March 2003 sale of 1,360,000 shares of our common stock pursuant to a shelf registration statement and $0.3 million from stock option exercises and stock purchases under our Employee Stock Purchase Plan, offset by repayments under equipment financing arrangements of $0.7 million. Net cash provided by financing activities for the six month period ended June 30, 2002 consisted primarily of proceeds under loan arrangements, proceeds from sales of common shares, offset by principle payments under loan arrangements. For the six month period ended June 30, 2002, we received proceeds from loan arrangements of $1.4 million, proceeds from sales of common shares of $0.4 million offset by principle payments under loan arrangements of $0.5 million.

Our contractual obligations for the next five years, and thereafter, are currently as follows (in thousands):

                                                           LESS
                                                          THAN 1      1-3        4-5     AFTER 5
CONTRACTUAL OBLIGATIONS(1)                                 YEAR      YEARS      YEARS     YEARS      TOTAL
-------------------------------------------------------  ---------  --------   --------  --------  ---------
Equipment and mortgage loans........................... $   1,681  $  1,889   $    100  $    196  $   3,866
Operating leases.......................................     1,352     4,304      3,089     5,372     14,117
Research funding.......................................       117        49         --        --        166
Minimum royalty payments...............................       260       844        620     3,031      4,755
                                                         ---------  --------   --------  --------  ---------
  Total contractual cash
     obligations....................................... $   3,410  $  7,086   $  3,809  $  8,599  $  22,904
                                                         =========  ========   ========  ========  =========

We expect to have negative cash flow from operations through at least the end of 2004. For the six month period ended June 30, 2003, total cash used was $10.7 million, or $6.0 million after including the approximately $4.7 million in net proceeds received from our March 2003 common stock offering. After the net proceeds of approximately $9.3 million from our August 2003 common stock offering, we anticipate that our existing capital resources will enable us to maintain our currently planned levels of operations through at least the first nine months of 2004. This expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements and our ability to reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital.

To the extent our capital resources are insufficient to meet future capital requirements, we expect that we will need to raise additional capital or incur indebtedness to fund our operations. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In December 2001, we filed a shelf registration statement for the issuance of up to $35 million in debt and/or equity securities. After our common stock offering in August 2003, we have approximately $9.4 million still available under this registration statement. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization effort or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. To the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to our common stock.

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

We expect to have negative cash flow from operations through at least the end of 2004. For the six month period ended June 30, 2003, total cash used was $10.7 million, or $6.0 million after including the approximately $4.7 million in net proceeds received from our March 2003 common stock offering. After the net proceeds of approximately $9.3 million from our August 2003 common stock offering, we anticipate that our existing capital resources will enable us to maintain our currently planned levels of operations through at least the first nine months of 2004. This expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements and our ability to reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital.

To the extent our capital resources are insufficient to meet future capital requirements, we expect that we will need to raise additional capital or incur indebtedness to fund our operations. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In December 2001, we filed a shelf registration statement for the issuance of up to $35 million in debt and/or equity securities. After our common stock offering completed in August 2003, we have approximately $9.4 million still available under this registration statement. There can no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization effort or obtain funds through arrangements with collaborative partners or others that my require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. To the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to our common stock.

We may not achieve or maintain profitability and may be unable to continue our operations.

We have experienced significant operating losses each year since our inception and expect to have negative cash flow from operations through at least the end of 2004. We experienced net losses of approximately $14.8 million in 2000, $15.5 million in 2001, $19.7 million in 2002 and $9.1 million for the first six months of 2003. As of June 30, 2003, we had an accumulated deficit of approximately $71.7 million. Our ability to become profitable will depend on our revenue growth, which depends on a number of factors including market acceptance of our products, the success of the USPS BDS program in which we are participating, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, to continued progress of our research, and to development of potential products, and the need to acquire licenses to new technology or to use our technology in new markets, including the potentially significant ongoing royalty payments associated with such licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the U.S. Postal Service bio-threat detection program evaluation and other similar programs may not result in predictable contracts or revenues.

Our participation in governmental contracting programs, including the USPS biothreat detection system program, inevitably involves significant uncertainties in the timing of decision-making and deployment and is highly sensitive to changes in national and international priorities and budgets. We cannot be certain that actual funding, deployment and operating parameters, or product purchases, will be at currently expected levels. In addition, we cannot be sure that we will be able to sufficiently ramp up our manufacturing and implementation capacity to meet, in a timely fashion, the demands that will be placed on us when we are requested to enter full-scale production of the components of the BDS that we supply. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even if we are awarded a production contract, we may be subject to our customer's future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS biothreat detection system program and other similar programs are subject to a number of risks and uncertainties and may never yield significant revenues.

Delays in the time it takes for us to finalize instrument sales can cause variability and unpredictability in our operating results.

In recent periods, we have begun to experience longer sales cycles for our products, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Over the first six months of 2003, we have encountered growing delays between the initial decision to purchase our instruments and final approval of such purchases by our customers's purchasing departments. We believe that this increase has resulted mostly from delays in government funding to research institutions. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated. If this trend continues, we may not recognize revenues in the timeframe we anticipate, harming our operating results.

If we cannot successfully commercialize our GeneXpert system, we may never achieve profitability.

Our GeneXpert system is in the final stages of development. We anticipate that for the foreseeable future our ability to achieve profitability will depend in part on the successful commercialization of GeneXpert. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

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

We will need to introduce new products and product features in order to market our products to a broader customer base. Our products typically require licenses from third-party suppliers in order to be sold. Accordingly, our introduction of new products and product features could require us to obtain additional licenses. We may not be able to obtain such licenses on commercially reasonable terms, if at all. Some of these licenses may include significant upfront and ongoing royalty payments. The failure to obtain necessary licenses or other rights could have a material adverse effect on our anticipated strategies and growth.

We will require licenses for certain reagents to produce a more complete solution, and our business will suffer if we are unable to obtain such licenses.

For certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. However, we still will require licenses for many reagents. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. We may not be able to obtain licenses for certain reagents on commercially reasonable terms, if at all. Some of these licenses may include significant upfront and ongoing royalty payments. Some of our competitors have rights to reagents that we have not yet obtained. Our failure to obtain similar rights would limit our ability to offer a system that includes reagents and would adversely affect our competitive position and our performance.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

Some of our products, depending upon their intended use, will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. Products, such as the Smart Cycler and, when it is launched commercially, the GeneXpert system, when used for clinical diagnostic purposes will require such approval. To date, we have only received FDA approval for use of the group B streptococcus assay for Smart Cycler that was developed through our collaboration with Infectio Diagnostics, Inc. We have not sought approval from the FDA or any other governmental body for other assays for the Smart Cycler, and we have not received any such approvals. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We generally expect to rely on our collaborators to direct the regulatory approval process for our products. There are no assurances that such collaborators will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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

We face an inherent risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm, in part because our products are used for sensitive applications. We cannot be certain that we can successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:

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

The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created increased interest in biothreat detection systems. However, we are uncertain what the long-term impact will be on our product sales. To date, we have not generated significant revenues from the market for biothreat detection systems. Even though our products have been chosen as a part of the solution for the biothreat detection systems for the USPS, it is unclear what the level and how quickly funding may be made available. As a result, we may not ever realize substantial revenues from the use of our products in biothreat detection systems and, even if we do, the amount and timing of such revenues would be subject to substantial uncertainty.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty selling our products and services.

We believe that our success in penetrating our target markets and in bidding for certain kinds of contracts depends in part on our ability to develop and maintain collaborative relationships with key companies. However, our collaborative partners may not be able to perform their obligations as expected or devote sufficient resources to the development, supply or marketing of potential products developed under these collaborations. Also, if a key collaborative partner fails to perform its obligations as expected, including, for example, if it becomes insolvent or is acquired by another company with which we have no relationship, we may not be able to develop an adequate alternative in a timely manner.

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
  our collaborators may not have sufficient capital resources;
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

We are dependent on relationships with distributors for the marketing and sales of our products in the life sciences research market in various geographic regions and we have a limited ability to influence their efforts. For the six-month period ended June 30, 2003, product sales through distributors represented 58% of total product sales (consisting of sales of instruments, reagents and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 39%, 11%, and 8%, respectively, of total product sales for the six months ended June 30, 2003. For the same corresponding prior year period, distributors in the United States, the Far East, and Europe accounted for 45%, 18% and 0%, respectively, of total product sales. Takara Bio, Inc. is the exclusive distributor of Smart Cycler in the life sciences research market in Japan, South Korea, China and Taiwan and we also rely on various distributors for our sales of Smart Cycler in the European life sciences research market. Relying on distributors for our sales and marketing in these regions is risky to our future for various reasons, including:

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
  business risks (including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution) associated with international military operations, and the global economic slowdown;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in short term commercial paper and money market funds. Due to the short term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this quarterly report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures", which are defined to mean a company's controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 28, 2003 we held our annual meeting of shareholders. The following items were submitted to a vote of shareholders:

(a) Proposal to elect three Class I members currently serving on the Board of Directors to three year terms.

Election of Directors	Votes For	Votes Withheld

John L. Bishop	25,550,033	471,389
Dean O. Morton	25,549,933	471,489
Kurt Petersen	25,543,645	477,777

As a result, Mr. Bishop, Mr. Morton, and Mr. Petersen were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Director: Gerald S. Casilli, Robert J. Easton, Thomas L. Gutshall, Cristina H. Kepner, and Hollings C. Renton.

(b) Proposal to change the Company's State of Incorporation to Delaware.

Votes

For	5,757,678

Against	2,257,920

Not Voted	17,895,962
Abstain	109,862

The proposal was not approved

(c) Proposal to approve amendments to the Company's 1997 Stock Option Plan

Votes

For	22,690,819

Against	3,178,453

Abstain	152,150

The amendments were approved

(d) Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 2003.

Votes

For	25,539,018

Against	400,767

Abstain	81,637

The appointment was approved.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	2000 Employee Stock Purchase Plan, as amended.	S-8	333-106181	4.1	6/17/03
10.2	1997 Stock Option Plan, as amended.	S-8	333-106181	4.2	6/17/03
10.3	Change of Control Agreement dated June 2, 2003 between Cepheid and Joseph H. Smith					X **
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

* These certifications "accompany" Cepheid's quarterly report on Form 10-Q; they are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cepheid specifically incorporates it by reference.

** Also filed in PDF as a courtesy.

(b) Reports on Form 8-K

On April 30, 2003, Cepheid filed a Current Report on Form 8-K reporting under Item 12 Cepheid's issuance of a press release announcing its preliminary financial results for the three months ended March 31, 2003 and certain other items, and furnishing such press release as an exhibit to such Current Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 13th day of August, 2003.

CEPHEID (Registrant)

By: /s/ John L. Bishop___________ John L. Bishop Chief Executive Officer and Director (Duly Authorized Officer)

By: /s/ John R. Sluis John R. Sluis Chief Financial Officer (Principal Accounting Officer)