Form 10-K/A
period 2002-12-31
CEPHEID
filed 2003-09-15
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

COMMON STOCK, NO PAR VALUE, AND THE ASSOCIATED STOCK
PURCHASE RIGHTS

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding

12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     As of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $136,339,046, based on the closing sale price for the registrant’s common stock on the Nasdaq National Market on that date of $5.57. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 18, 2003, there were 32,374,028 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of the registrant’s preliminary proxy statement for its 2003 annual meeting of shareholders are incorporated by reference into Part III hereof.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index
EXHIBIT 10.27
EXHIBIT 10.28

Introductory Note:

This Form 10-K/A is being filed solely for the purpose of correcting certain clerical errors in the numbering of the exhibits filed in Item 15. As required under SEC rules, this Amendment sets forth the complete text of Item 15 as amended. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)  Reports on Form 8-K

On October 4, 2002, Cepheid filed a Current Report on Form 8-K reporting under Item 5 the adoption by Cepheid of a shareholder rights plan, including the declaration of a dividend of one stock purchase right for each outstanding share of common stock of Cepheid, with such rights to become exercisable only upon the occurrence of certain events, including the acquisition of 15% or more of Cepheid’s outstanding common stock by a person or group.

© Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000.

(c)  Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(10)

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002 (12)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Common Stock Certificate(10)

4.4	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate (12)

*10.1	1997 Stock Option Plan, as amended (Exhibit 99.1)(7)

*10.2	2000 Employee Stock Purchase Plan (Exhibit 99.2)(4)

*10.3	2000 Non-Employee Director’s Stock Option Plan (Exhibit 99.3)(4)

*10.4	Form of Indemnification Agreement between Cepheid and its officers and directors(1)

10.5+	License Agreement, dated January 16,1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory(3)

10.6+	Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V.(1)

10.7	Joint Technology and Collaboration Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic Inc. (I.D.I.)(1)

10.8	Shareholders Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and I.D.I.(1)

10.9+	License and Supply Agreement, dated February 4, 2000, between Cepheid and Aridia Corp.(3)

10.10+	License and Supply Agreement, dated February 4, 2000, between Aridia Corp. and I.D.I.(1)

10.11+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation (2)

10.12+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)

10.13+	Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA (6)

10.14+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC (6)

10.15+	Patent and Technology License Agreement dated August 9, 2001 between Cepheid and Environmental Technologies Group, Inc. (Exhibit 10.1) (8)

10.16+	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC (Exhibit 10.2) (8)

10.17	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company (14)

10.18+	Teaming Agreement by and between Smiths Detection and Cepheid dated January 9, 2002 (9)

10.19+	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002(9)

10.20+	Teaming Agreement by and between Smiths Detection and Cepheid dated January 31, 2002(9)

10.21+	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002(9)

10.22*	Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002 (9)

10.23*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002 (10)

10.24	1997 Stock Option Plan as amended and restated September 24, 2002 (11)

10.25*	Severance Agreement, dated as of August 1, 2002 between Catherine A Smith and Cepheid (11)

10.26	Form of Stock Purchase Agreement, dated as of August 1, 2002 entered into by Cepheid and certain investors (13)

10.27++	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC (15)

10.28++	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002 (15)

23.1	Consent of Ernst & Young LLP, Independent Auditors (14)

99.1 +++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.2 +++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

* Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to portion of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission.

+++ These certifications “accompany” Cepheid’s annual report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Cepheid under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

(1) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Registration Statement on Form S-1 (File No. 333-34340), initially filed with the Securities and Exchange Commission on April 7, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 1 to Cepheid’s Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on May 18, 2000.

(3) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 2 to Cepheid’s Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on June 7, 2000.

(4) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Registration Statement on Form S-8 (File No. 333-41682), filed with the Securities and Exchange Commission on July 18, 2000.

(5) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2000.

(6) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on March 28, 2001.

(7) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Registration on Form S-8 (File No. 333-65844) filed with the Securities and Exchange Commission on July 25, 2001.

(8) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2001.

(9) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on May 15, 2002

(10) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on July 31, 2002

(11) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on November 13, 2002

(12) Incorporated herein by reference to the Exhibit 3.02 of Cepheid’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 4, 2002

(13) Incorporated herein by reference to Exhibit 99.03 of Cepheid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2002

(14) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Annual Report on Form 10-K for the annual period ended December 31, 2002 (File No. 000-30755) filed with the Securities and Exchange Commission on March 25, 2003.

(15) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPHEID

September 12, 2003

	By:	/s/ John L. Bishop

John L. Bishop
Chief Executive Officer and Director

CERTIFICATIONS

I, John L. Bishop certify that:

(1)  I have reviewed this annual report on Form 10-K/A of Cepheid;

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

(4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ John L. Bishop
Date: September 12, 2003
John L. Bishop

Chief Executive Officer and Director
(Principal Executive Officer)

I, John R. Sluis certify that:

(1)  I have reviewed this annual report on Form 10-K/A of Cepheid;

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

(4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ John R. Sluis
Date: September 12, 2003
John R. Sluis

Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(10)

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002 (12)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Common Stock Certificate(10)

4.4	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate (12)

*10.1	1997 Stock Option Plan, as amended (Exhibit 99.1)(7)

*10.2	2000 Employee Stock Purchase Plan (Exhibit 99.2)(4)

*10.3	2000 Non-Employee Director’s Stock Option Plan (Exhibit 99.3)(4)

*10.4	Form of Indemnification Agreement between Cepheid and its officers and directors(1)

10.5+	License Agreement, dated January 16,1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory(3)

10.6+	Development and Supply Agreement, dated November 17, 1998, between Cepheid and Innogenetics N.V.(1)

10.7	Joint Technology and Collaboration Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and Infectio Diagnostic Inc. (I.D.I.)(1)

10.8	Shareholders Agreement, dated February 4, 2000, among Cepheid, Aridia Corp. and I.D.I.(1)

10.9+	License and Supply Agreement, dated February 4, 2000, between Cepheid and Aridia Corp.(3)

10.10+	License and Supply Agreement, dated February 4, 2000, between Aridia Corp. and I.D.I.(1)

10.11+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation (2)

10.12+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd. (Exhibit 10.1)(5)

10.13+	Letter Agreement, dated December 13, 2000, between Cepheid and Eurogentec SA (6)

10.14+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC (6)

10.15+	Patent and Technology License Agreement dated August 9, 2001 between Cepheid and Environmental Technologies Group, Inc. (Exhibit 10.1) (8)

10.16+	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC (Exhibit 10.2) (8)

10.17	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company (14)

10.18+	Teaming Agreement by and between Smiths Detection and Cepheid dated January 9, 2002 (9)

10.19+	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002(9)

10.20+	Teaming Agreement by and between Smiths Detection and Cepheid dated January 31, 2002(9)

10.21+	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002(9)

10.22*	Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002 (9)

10.23*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002 (10)

10.24	1997 Stock Option Plan as amended and restated September 24, 2002 (11)

10.25*	Severance Agreement, dated as of August 1, 2002 between Catherine A Smith and Cepheid (11)

10.26	Form of Stock Purchase Agreement, dated as of August 1, 2002 entered into by Cepheid and certain investors (13)

10.27++	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC (15)

10.28++	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002 (15)

23.1	Consent of Ernst & Young LLP, Independent Auditors (14)

99.1 +++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.2 +++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

* Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to portion of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission.

+++ These certifications “accompany” Cepheid’s annual report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Cepheid under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

(1) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Registration Statement on Form S-1 (File No. 333-34340), initially filed with the Securities and Exchange Commission on April 7, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 1 to Cepheid’s Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on May 18, 2000.

(3) Incorporated by reference to the corresponding or indicated exhibit to Amendment No. 2 to Cepheid’s Registration Statement on Form S-1, as amended (File No. 333-34340), initially filed with the Securities and Exchange Commission on June 7, 2000.

(4) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Registration Statement on Form S-8 (File No. 333-41682), filed with the Securities and Exchange Commission on July 18, 2000.

(5) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2000.

(6) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30755), filed with the Securities and Exchange Commission on March 28, 2001.

(7) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Registration on Form S-8 (File No. 333-65844) filed with the Securities and Exchange Commission on July 25, 2001.

(8) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30755), filed with the Securities and Exchange Commission on November 14, 2001.

(9) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on May 15, 2002

(10) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on July 31, 2002

(11) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002) (File No. 000-30755), filed with the Securities and Exchange Commission on November 13, 2002

(12) Incorporated herein by reference to the Exhibit 3.02 of Cepheid’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 4, 2002

(13) Incorporated herein by reference to Exhibit 99.03 of Cepheid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2002

(14) Incorporated by reference to the corresponding or indicated exhibit to Cepheid’s Annual Report on Form 10-K for the annual period ended December 31, 2002 (File No. 000-30755) filed with the Securities and Exchange Commission on March 25, 2003.

(15) Filed herewith.