Form 10-Q
period 2003-09-30
CEPHEID
filed 2003-11-14
CIK 1037760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 10, 2003 there were 35,899,222 shares of the registrant's common stock outstanding.

Cepheid
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	**

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                            September 30  December 31,
                                                               2003          2002 (1)
                                                          ------------  -------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................... $     15,166  $      14,505
   Restricted cash .....................................        1,166          2,296
   Accounts receivable .................................        3,521          3,044
   Inventory ...........................................        4,627          3,850
   Prepaid expenses and other current assets ...........        1,040            352
                                                          ------------  -------------
     Total current assets ..............................       25,520         24,047
Property and equipment, net ............................        7,813          6,144
Other assets ...........................................           50             --
                                                          ------------  -------------
     Total assets ...................................... $     33,383  $      30,191
                                                          ============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................... $      2,382  $       2,367
   Accrued compensation ................................        1,480          1,171
   Other accrued liabilities ...........................        2,407          2,092
   Current portion of equipment financing ..............        1,764          1,423
   Current portion of bank loan payable.................           36             32
                                                          ------------  -------------
     Total current liabilities .........................        8,069          7,085
Equipment financing, less current portion ..............        2,094          1,629
Bank loan payable, less current portion.................          374            364
Deferred rent ..........................................          464            355

Commitments

Shareholders' equity:
   Common stock ........................................       90,487         75,928
   Additional paid-in capital ..........................        7,490          7,505
   Deferred stock-based compensation ...................           (6)          (103)
   Accumulated foreign exchange translation adjustment..           (2)             4
   Accumulated deficit .................................      (75,587)       (62,576)
                                                          ------------  -------------
     Total shareholders' equity ........................       22,382         20,758
                                                          ------------  -------------
     Total liabilities and shareholders' equity ........ $     33,383  $      30,191
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

See accompanying notes to Condensed Consolidated Fianancial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                 Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                --------------------  --------------------
                                                   2003       2002       2003       2002
                                                ---------  ---------  ---------  ---------
Revenues:

Instrument sales ............................. $   4,074  $   3,315  $   9,433  $   7,814
Reagents and disposables sales ...............       568        450      1,523        949
                                                ---------  ---------  ---------  ---------
  Total product sales ........................     4,642      3,765     10,956      8,763
License and royalty revenue ..................         8         71         44        200
Contract revenue .............................       717        593      2,250      1,038
                                                ---------  ---------  ---------  ---------
Total revenues ...............................     5,367      4,429     13,250     10,001
                                                ---------  ---------  ---------  ---------

Operating costs and expenses:
Cost of product sales ........................     2,768      2,928      6,433      6,672
Research and development......................     4,004      4,546     11,866     13,110
Selling, general and administrative...........     2,503      2,471      7,928      6,311
Restructuring expenses........................        --        262         --        262
                                                ---------  ---------  ---------  ---------
Total operating costs
 and expenses ................................     9,275     10,207     26,227     26,355
                                                ---------  ---------  ---------  ---------
Loss from operations .........................    (3,908)    (5,778)   (12,977)   (16,354)
Interest (expense) income, net ...............         7         17        (34)        88
                                                ---------  ---------  ---------  ---------
Net loss .....................................    (3,901)    (5,761)   (13,011)   (16,266)
Net loss per share, basic and diluted......... $   (0.11) $   (0.20)     (0.40)     (0.59)
                                                =========  =========  =========  =========
Shares used in computing net loss per share,
 basic and diluted ...........................    33,985     29,302     32,596     27,342
                                                =========  =========  =========  =========

See accompanying notes to Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                           --------------------
                                                               2003       2002
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net loss ................................................ $ (13,011) $ (16,266)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................     1,543      1,561
    Amortization of deferred stock-based compensation ...        82        469
    Amortization of deferred rent .......................       109        202
    Changes in operating assets and liabilities:
       Accounts receivable ..............................      (477)      (880)
       Inventory ........................................      (777)        (3)
       Prepaid expenses and other assets ................      (738)      (120)
       Accounts payable and other current liabilities ...       324      1,976
       Accrued compensation .............................       309      1,157
                                                           ---------  ---------
Net cash used in operating activities ...................   (12,636)   (11,904)
                                                           ---------  ---------
INVESTING ACTIVITY:
Capital expenditures ....................................    (3,212)    (3,656)
Restricted cash..........................................     1,130         --
Proceeds from maturities of marketable securities .......        --      8,775
                                                           ---------  ---------
Net cash (used in) provided by investing activities .....    (2,082)     5,119
                                                           ---------  ---------
FINANCING ACTIVITIES:
Net proceeds from the sale of common shares .............    14,559      9,947
Proceeds from loan arrangements .........................     1,900      2,094
Principal payments under loan arrangements ..............    (1,080)      (871)
                                                           ---------  ---------
Net cash provided by financing activities ...............    15,379     11,170
                                                           ---------  ---------

Net increase in cash and cash equivalents ...............       661      4,385
Cash and cash equivalents at beginning of period ........    14,505     15,905
                                                           ---------  ---------
Cash and cash equivalents at end of period .............. $  15,166  $  20,290
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

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnotes normally included in financial statements prepared in accordance with GAAP. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Warranty Accrual

The Company warrants its products against defects for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. The Company's warranty accrual is established using management's estimate for future costs of repairing any instrument failures during the one-year warranty period. The Company's accrued warranty liability at September 30, 2003 and December 31, 2002 was $0.4 and $0.6 million, respectively. The activity in the warranty accrual for the nine-month period ended September 30, 2003 consisted of the following (in thousands):

Balance at December 31, 2002........... $     634

Cost incurred & charged against reserve      (751)

Provision for warranty.................       543
                                         ---------
Balance at September 30, 2003.......... $     426
                                         =========

The Company generally sells products with a limited indemnification against intellectual property infringement claims related to the Company's products. The Company's policy is to accrue for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. To date, there are no such accruals or related expenses.

Comprehensive (Income) Loss

Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive loss consists of net unrealized gains and losses on available-for-sale marketable securities. Comprehensive loss approximated net loss for the three and nine month periods ended September 30, 2003 and 2002.

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

The presentation of pro forma net loss set forth in this footnote has been determined as if the Company had accounted for its employee stock options granted using the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions: risk free interest rates of 3.14% and 2.87% for the three and nine month periods ended September 30, 2003, respectively, and 4% for grants in the three and nine month periods ended September 30, 2002, respectively; a weighted average expected life of five years; and a dividend yield of zero. The weighted average fair value of options granted during the three and nine month periods ended September 30, 2003 was $4.46 and $3.82, respectively, and $3.73 and $3.53, respectively for the three and nine month periods ended September 30, 2002. The expected volatility of the Company's common stock used in the pricing model was 1.3 for the three and nine months ended September 30, 2003 and 1.4 for the three and nine months ended September 30, 2002.

For purposes of disclosure pursuant to FAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss per share as if we had applied the fair value recognition provision of SFAS 123 to stock based employee compensation (in thousands, except per share data):

                                                          Three Months Ended     Nine Months Ended
                                                            September 30,          September 30,
                                                          --------------------   ------------------
                                                            2003        2002       2003      2002
                                                          ---------   --------   --------  --------

Net loss as reported  .................................. $  (3,901)  $ (5,761)  $(13,011) $(16,266)

Deduct: Total stock-based employee compensation
determined under the fair value method for all
awards, net of tax related effects......................      (898)      (670)    (2,362)   (1,791)

Add: Amortization of deferred stock based compensation..         5         47         82       469
                                                          ---------   --------   --------  --------
Pro forma net loss......................................    (4,794)    (6,384)   (15,291)  (17,588)

Basic and diluted net loss per share:

   As reported.......................................... $   (0.11)  $  (0.20)  $  (0.40) $  (0.59)
   Pro forma............................................ $   (0.14)  $  (0.22)  $  (0.47) $  (0.64)

3. SIGNIFICANT CONCENTRATIONS

The Company distributes its products through its direct sales force and through third-party distributors. For the three and nine month periods ended September 30, 2003, product sales through distributors represented 46% and 53%, respectively, of total product sales (consisting of sales of instruments, reagents, and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 25%, 8%, and 13%, respectively, of total product sales for the three month period ended September 30, 2003, and 33%, 10%, and 10%, respectively, of total product sales for the nine month period ended September 30, 2003. Such distributors accounted for 29%, 11%, and 3%, respectively, of total product sales for the corresponding three month period of the previous year, and 38%, 15%, and 3%, respectively, of total product sales for the corresponding nine month period of the prior year. For the three month period ended September 30, 2003, there was one direct customer that represented 12% of total product sales. For the nine month period ended September 30, 2003, there was no one direct customer that represented greater than 10% of total product sales. For the corresponding three and nine month periods of the prior year, there was no one direct customer that represented greater than 10% of total product sales.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                           Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                          --------------------   ------------------
                                                            2003        2002       2003      2002
                                                          ---------   --------   --------  --------

Net loss  .............................................. $  (3,901)  $ (5,761)  $(13,011) $(16,266)
                                                          =========   ========   ========  ========
Basic and diluted:

Weighted-average shares of common stock outstanding ....    34,009     29,419     32,634    27,582
Less: weighted-average shares subject to repurchase ....       (24)      (117)       (38)     (240)
                                                          ---------   --------   --------  --------
Shares used in computing basic and diluted net
  loss per  share ......................................    33,985     29,302     32,596    27,342
                                                          =========   ========   ========  ========

Basic and diluted net loss per  share .................. $   (0.11)  $  (0.20)  $  (0.40) $  (0.59)
                                                          =========   ========   ========  ========

5. INVENTORY

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out out ("FIFO") method. The Company maintains a reserve for inventory obsolescence. The inventory reserve is established using management's estimate of the potential future obsolescence of inventory

The components of inventories (in thousands) are as follows:

                                                          September 30,  December 31,
                                                               2003         2002
                                                          ------------  -------------

      Raw materials .................................... $      2,270  $       2,361
      Work in process ..................................          946            988
      Finished goods ...................................        1,411            501
                                                          ------------  -------------
                                                         $      4,627  $       3,850
                                                          ============  =============

6. SUBSEQUENT EVENT

On October 16, 2003, the Company received a $2.0 million option payment from a potential partner in a strategic commercial relationship. If the option is exercised, the payment would be credited towards amounts payable to the Company; if the option is not exercised, the Company would retain the option payment.

On November 7, 2003, the Company completed the sale of 555,556 common shares at $3.75 for net proceeds of approximately $2.0 million to an institutional investor. The shares were sold pursuant to an option issued in connection with its common stock offering in August 2003.

On November 6, the Company entered into series of agreements with Infectio Diagnostics, Inc which resulted in the restructuring of our previously existing collaborative relationship. In connection with these agreements, the Aridia joint venture was dissolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q, including without limitation the information under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain or refer to forward- looking statements within the meaning of the federal securities laws. We also may provide oral or written forward-looking statements in other materials we release to the public from time to time. Statements that are not statements of historical fact are forward-looking statements. They are based on current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated in our forward-looking statements. These risks and uncertainties include the impact of the factors set forth under "Factors That Might Affect Future Results." We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our GeneXpert system, currently in the final stages of development, integrates automated sample preparation with our Smart Cycler amplification and detection technology. Following clinical trials and FDA approval, we anticipate commercial launch of the GeneXpert system to the clinical genetic assessment market in the second half of 2005. We believe that the GeneXpert system is the only genetic analysis system that integrates automated sample preparation with genetic analysis, while also offering customers a complete testing system comprised of both instrumentation and disposable cartridges containing all necessary reagents for a particular test.

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

Our warranty accrual is established using management's estimate for the future costs of any instrument failures during the one-year warranty period. A significant change in failure rates of our Smart Cycler system could lead to increased warranty costs and could require us to increase our warranty reserve. If such adverse conditions were to occur, we cannot readily predict what effect on our financial condition or results of operations would result, as any such effect would depend on both future results of operations and the magnitude and timing of the adverse conditions.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

We derive our revenues principally from sales of our Smart Cycler system and associated reagents and disposable reaction tubes and, to a lesser extent, from contractual payments for services rendered in research and development arrangements. Total revenues for the three and nine month periods ended September 30, 2003 were $5.4 million and $13.3 million respectively, an increase over the corresponding prior year periods of $0.9 million or 21%, and $3.2 million or 32%, respectively.

Product sales for the three and nine month periods ended September 30, 2003 were $4.6 million and $11.0 million respectively, an increase over the corresponding prior year periods of $0.9 million or 23%, and $2.2 million or 25%, respectively. The increase in product sales for the three and nine month periods ended September 30, 2003 resulted primarily from the growth of sales of our Smart Cycler system, particularly in Europe. The increase in product sales in Europe was due primarily to the establishment of several new distributors in this region through our wholly owned French subsidiary, Cepheid SA. For the three and nine month periods ended September 30, 2003, product sales through distributors represented 46% and 53% of total product sales (including instruments, reagents, and disposables). For the three month period ended September 30, 2003, there was one direct customer that represented 12% of total product sales. For the nine month period ended September 30, 2003, there was no one direct customer that represented greater than 10% of total product sales. For the corresponding three and nine month periods of the prior year, there was no one direct customer that represented greater than 10% of total product sales. For the three month period ended September 30, 2003, product sales in North America, Europe, and the Far East represented 79%, 14%, and 7% respectively, of total product sales, as compared to 85%, 4%, 11% for the corresponding period of 2002. For the nine month period ended September 30, 2003, product sales in North America, Europe, and the Far East represented 76%, 15%, and 9%, respectively, of total product sales as compared to 79%, 6%, and 15% for the corresponding period of 2002. We expect that the percentage of sales contributed by each of the three geographical areas for the nine-month period ended September 30, 2003 will remain relatively constant for the remainder of 2003.

We are part of a Northrop Grumman-led consortium that has been selected by the U.S. Postal Service (USPS) to produce a DNA-based biothreat detection system for installation in USPS mail sorting facilities. We expect to realize approximately 15-17% of the initial contract award of $175 million, with the majority of the revenue to be recognized in 2004. The contract award includes an option for placement of an additional number of units and associated GeneXpert anthrax test cartridges, which may be exercised in 2004. We also expect to realize continuing demand for GeneXpert anthrax test cartridges beyond the initial contract awards. However, our participation in the USPS biothreat detection system program is subject to a number of risks and uncertainties, including uncertainties in the timing and decision-making and deployment of the biothreat detection system and sensitivity to changes in national and international priorities and budgets. Accordingly, the program may not yield the revenues we anticipate.

Contract revenues for the three and nine month periods ended September 30, 2003 were $0.7 million and $2.3 million respectively, an increase over the corresponding prior year periods of $0.1 million or 21%, and $1.2 million or 117%, respectively. Our contract revenues were derived principally from our research and development contract with the United States Military Institute for Infectious Disease ("USAMRIID"). We do not expect to experience a continued increase in quarterly contract revenue in the remainder of 2003 as we continue to focus on increasing our product marketing efforts and shifting our business away from contract research and development.

COST OF PRODUCT SALES

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility and warranty costs. Cost of product sales for the three and nine month periods ended September 30, 2003 were $2.8 million and $6.4 million, respectively, a decrease from the corresponding prior year periods of $0.2 million or 5%, and $0.2 million or 4%, respectively. Our product gross margin percentage for the three and nine month periods ended September 30, 2003 was 40% and 41%, respectively as compared to 22% and 24% for the corresponding prior year periods. The increase in product gross margin percentage for the three and nine month periods ended September 30, 2003, as compared to the corresponding prior year periods, was due primarily to improved product pricing and increased manufacturing economies of scale. For the three month period ended September 30, 2003, improved product pricing accounted for 6%, decreased warranty costs accounted for 6%, and improved manufacturing economies of scale accounted for the remaining 6% of the improvement in gross margin percentage as compared to the prior year quarter. In the third quarter of the prior year, we incurred approximately $0.4 million in warranty costs to enhance the reliability of the Smart Cycler system which are not included in the three and nine month periods of the prior year. For the nine month period ended September 30, 2003, improved product pricing accounted for 8% while improved manufacturing economies of scale accounted for the remaining 9% improvement in product gross margin percentage as compared to the prior year period. We expect our quarterly gross margin percentage to remain essentially unchanged from the nine month period ended September 30, 2003 for the remainder of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expense consists of salaries, deferred stock compensation, research and development materials, and facility costs. Research and development expense for the three and nine month periods ended September 30, 2003 was $4.0 million and $11.9 million, respectively, a decrease from the corresponding prior year periods of $0.5 million or 12% and $1.2 million or 9%, respectively. The primary reason for the decrease for the three and nine month periods ended September 30, 2003, as compared to the corresponding prior year periods was a reduction in force that we completed in September 2002. Specifically, the decrease for the three month period ended September 30, 2003 as compared to the corresponding prior year period was comprised of a $0.1 million decrease in wages and other personnel-related expenses, a $0.1 million decrease in outside engineering and consulting costs, a $0.1 million decrease in non-cash deferred stock compensation, a $0.4 decrease in facilities allocation, offset partially by a $0.2 million increase in depreciation expenses. The decrease for the nine month period ended September 30, 2003 as compared to the corresponding prior year period was comprised of a $0.4 million decrease in wages and other personnel-related expenses, a $0.5 million decrease in outside engineering and consulting costs, and a $0.3 million decrease in non-cash deferred compensation expense. We expect that our quarterly research and development expenses will increase slightly in the fourth quarter of 2003 as we continue our product development efforts, particularly with respect to developing assays for the Smart Cycler and GeneXpert systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of salaries, deferred stock compensation, severance costs, accounting and other professional fees, facilities costs, and human resources expenses. Selling, general and administrative expense for the three and nine month periods ended September 30, 2003 was $2.5 million and $7.9 million, respectively, an increase over the corresponding prior year periods of $0.032 million or 1.3%, and $1.6 million or 26%, respectively. The primary reason for the increase for the three and nine month periods ended September 30, 2003, as compared to the prior year periods, was the organization and establishment of our wholly owned French subsidiary, Cepheid SA, in the fourth quarter of 2002, and other increases in sales and marketing headcount. The increase for the nine month period ended September 30, 2003 was comprised of a $0.5 million increase in salaries and personnel-related expenses resulting primarily from increased sales and marketing and executive headcount, a $0.3 million increase in travel expenses due to the increased sales force headcount, a $0.2 million increase in legal and accounting costs, a $0.3 million increase in consulting costs, a $0.2 million increase in advertising costs, and a $0.2 million increase in insurance costs, partially offset by a $0.1 million decrease in non-cash deferred stock compensation. We expect that our quarterly selling general and administrative expense will increase slightly in fourth quarter of 2003 as we continue to make additional investments in sales and marketing.

OTHER INCOME

Other income (expense) for the three and nine month periods ended September 30, 2003 was $7,000 and ($34,000), respectively, representing a decrease in other income from the corresponding prior year periods of $10,000 or 59% and $122,000 or 139%, respectively. The decrease for both periods was due to a decrease in our cash balances, decreased investment yield due to lower interest rates, and increased interest expense due to increased equipment financing borrowings

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had $16.3 million in cash, cash equivalents and short-term investments, (including $1.1 million in restricted cash) as compared to $16.8 million (including $2.3 million in restricted cash) as of December 31, 2002. Net cash used for operating activities was $12.6 million for the nine month period ended September 30, 2003 as compared to $11.9 million for the corresponding prior year period. The $0.7 million increase in net cash used in operating activities for the nine month period ended September 30, 2003 as compared to the corresponding prior year period included a $3.5 million increased investment in working capital including accounts receivable, inventory, and prepaid assets, a $0.4 million decrease in non-cash deferred stock compensation, and a $0.1 million decrease in amortization of deferred rent partially offset by a $3.3 million decrease in net loss.

Through September 30, 2003, we had received net proceeds of approximately $90.5 million from sales of common and convertible preferred stock since inception, including our initial public offering and recent offerings pursuant to our shelf registration statement. Through September 30, 2003, we had financed equipment, land and building purchases and leasehold improvements totaling approximately $8.6 million. As of September 30, 2003, we had $3.9 million in equipment financing obligations under an equipment financing agreement. These obligations are secured by the financed equipment, bear interest at a weighted average fixed rate of 9.2% per year and are due in monthly installments through September 2006. Under the equipment financing agreement, a balloon payment is due at the end of each individual lease term of the underlying equipment. As additional security for our obligations under this agreement, we provided a letter of credit in the amount of $1.1 million to the creditor in October 2002, and our ability to draw down additional funding under our agreement was suspended. In September 2003, the creditor waived the letter of credit and we were permitted to draw down additional amounts under the equipment financing agreement.

In December 2002, we purchased land and a building for approximately $0.4 million for our newly formed subsidiary in France. We financed the purchase with a ten-year mortgage loan, which bears interest at 4.75% per year and is secured by the land and building. Additionally, the loan is guaranteed by the Company through a standby letter of credit in the amount of $0.5 million. The collateral for this standby letter of credit is classified as a component of restricted cash at September 30, 2003.

For the nine month period ended September 30, 2003, net cash used in investing activities consisted of $3.2 million in capital expenditures for property and equipment partially offset by a $1.1 million decrease in restricted cash, while, for the nine month period ended September 30, 2002, net cash provided by investing activities consisted of proceeds from maturities of marketable securities of $8.8 million, partially offset by capital expenditures of $3.7 million. The decrease in capital expenditures for the nine month period ended September 30, 2003, as compared to the corresponding prior year period, was primarily the result of capital expenditures made for leasehold improvements to our new headquarter facility during the nine month period ended September 30, 2002. Nominal capital expenditures for leasehold improvements were made during the nine month period ended September 30, 2003.

Net cash provided by financing activities for the nine month period ended September 30, 2003 consisted of $14.6 million in net proceeds from sales of common stock under our shelf registration statement and our stock option and employee stock purchase plans and $1.9 million in amounts financed under our equipment financing arrangement, partially offset by $1.1 million in principal payments under our equipment financing arrangements. Net cash provided by financing activities for the nine month period ended September 30, 2002 consisted of $2.1 million in amounts borrowed pursuant to loan arrangements and, $9.9 million in net proceeds from sales of common shares under our shelf registration statement and stock option and employee stock purchase plans partially offset by $0.9 million in principle payments under the loan arrangements.

Our contractual obligations for the next five years, and thereafter, are currently as follows as of December 31, 2002 (in thousands):

                                       LESS
                                      THAN 1       1-3        4-5     AFTER 5
CONTRACTUAL OBLIGATIONS(1)             YEAR       YEARS      YEARS     YEARS      TOTAL
-----------------------------------  ---------   --------   --------  --------  ---------
Equipment and mortgage loans....... $   1,681   $  1,889   $    100  $    196  $   3,866
Operating leases...................     1,352      4,304      3,089     5,372     14,117
Research funding...................       117         49         --        --        166
Minimum royalty payments...........       260        844        620     3,031      4,755
                                     ---------   --------   --------  --------  ---------
  Total contractual cash
     obligations................... $   3,410   $  7,086   $  3,809  $  8,599  $  22,904
                                     =========   ========   ========  ========  =========

We expect to have negative cash flow from operations through at least the end of 2004. For the nine month period ended September 30, 2003, total cash used was $0.5 million or $14.5 million excluding the approximately $4.7 million in net proceeds received from our March 2003 common stock offering and approximately $9.3 million in net proceeds from our August 2003 common stock offering. After the net proceeds of approximately $9.3 million from our August 2003 common stock offering, the receipt in October 2003 of a $2.0 million option payment from a prospective partner in connection with a potential collaboration agreement, and the receipt of net proceeds of $2.0 million in November 2003 from the sale of common shares, we anticipate that our existing capital resources will enable us to maintain our currently planned levels of operations through the first nine months of 2004. This expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements and our ability to reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Announcements of potential strategic commercial relationships, including the potential relationship discussed above, are not an assurance that any such relationship will arise, and options to participate in such relationships may never be exercised or otherwise lead to additional revenues. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital.

To the extent our capital resources are insufficient to meet future capital requirements, we expect that we will need to raise additional capital or incur indebtedness to fund our operations. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In December 2001, we filed a shelf registration statement for the issuance of up to $35.0 million in debt and/or equity securities. After our common stock offering in August 2003, we have approximately $9.4 million still available for sale under this registration statement. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization effort or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. To the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include rights, preferences or privileges senior to those of our common stock.

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

We expect to have negative cash flow from operations through the end of 2004. Although we anticipate that our existing capital resources will enable us to maintain our currently planned levels of operations through the first nine months of 2004, this expectation is based on our current operating plan and may change as a result of many factors, including our future capital requirements and our ability to reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing. Consequently, we may need additional funding sooner than anticipated. We currently have no credit facility or committed sources of capital.

To the extent our capital resources are insufficient to meet future capital requirements, we expect that we will need to raise additional capital or incur indebtedness to fund our operations. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. There can no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research and development programs, reduce our commercialization effort or obtain funds through arrangements with collaborative partners or others that my require us to relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. To the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to those of our common stock.

We may not achieve or maintain profitability and may be unable to continue our operations.

We have experienced significant operating losses each year since our inception and expect to have negative cash flow from operations through at least the end of 2004. We experienced net losses of approximately $14.8 million in 2000, $15.5 million in 2001, $19.7 million in 2002 and $13.0 million for the first nine months of 2003. As of September 30, 2003, we had an accumulated deficit of approximately $75.6 million. Our ability to become profitable will depend on our revenue growth, which depends on a number of factors including market acceptance of our products, the success of the USPS BDS program in which we are participating, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, to continued progress of our research, and to development of potential products, and the need to acquire licenses to new technology or to use our technology in new markets, including the potentially significant ongoing royalty payments associated with such licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

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

In recent periods, we have begun to experience longer sales cycles for our products, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Over the first nine months of 2003, we have encountered growing delays between the initial decision to purchase our instruments and final approval of such purchases by our customers's purchasing departments. We believe that this increase has resulted mostly from delays in government funding to research institutions. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated. If this trend continues, we may not recognize revenues in the timeframe we anticipate, harming our operating results.

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

  Availability of assays for use in the GeneXpert system;
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

We will need to introduce new products and product features in order to market our products to a broader customer base. Our products typically require licenses from third-party suppliers in order to be sold. Accordingly, our introduction of new products and product features could require us to obtain additional licenses. Furthermore, for certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. However, we will require additional licenses for many reagents. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. We may not be able to obtain licenses for a given product or product feature, or for certain reagents, on commercially reasonable terms, if at all. Some of these licenses may include significant upfront and ongoing royalty payments. Some of our competitors have rights to technologies and reagents that we have not yet obtained. Our failure to obtain similar rights would limit our ability to offer a system that includes certain product features or reagents and would adversely affect our competitive position and our performance.

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

Broad market fluctuations in our stock price could result in the loss of market makers for our common stock, which could, in turn, result in a decline in the price of our common stock. To maintain our eligibility for listing on Nasdaq, we must maintain a minimum number of market makers and meet and maintain other eligibility requirements, including a minimum trading value of our common stock. A prolonged decline in the price of our common stock could effect the operation of our business by severely limiting our ability to raise capital or to use our common stock in connection with acquisitions. In addition if the price of our common stock is below $5.00 per share, broker dealers may have to follow specific disclosure and suitability requirements, which could limit the marketability of our common stock.

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

Some of our products, depending upon their intended use, will be subject to approval or clearance by the Food and Drug Administration or foreign governmental entities prior to their marketing for commercial use. Products, such as the Smart Cycler and, when it is launched commercially, the GeneXpert system, when used for clinical diagnostic purposes will require such approval. To date, we have only received FDA approval for use of the group B streptococcus assay for Smart Cycler that was developed through our collaboration with Infectio Diagnostics, Inc. We have not sought approval from the FDA or any other governmental body for other assays for the Smart Cycler, and we have not received any such approvals. The process of obtaining necessary FDA or foreign clearance or approvals can be lengthy, expensive and uncertain. We generally expect to rely on our collaborators to direct the regulatory approval process for our products. There are no assurances that such collaborators will timely and diligently pursue such process, or that they or we can obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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

Currently, our significant collaborative partners include:

  Infectio Diagnostics, Inc. in a collaborative arrangement to develop a line of assays adapted to our systems, including the group B streptococcos assay for Smart Cycler, which began shipping in the second quarter of 2003;
  Northrop Grumman Corp.'s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, with whom we will jointly install and test bio-threat detection systems for the USPS;
  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges; and
  Takara Bio, Inc. in a collaboration to manufacture and sell a line of general use PCR enzyme reagents optimized for use on our products.

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

If we launch a diagnostic product, our manufacturing facilities, where we produce the Smart Cycler system and the GeneXpert system, cartridges and reagents, will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities would be subject to Quality System Regulation, or QSR, requirements of the FDA. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, the manufacturing process could be suspended or terminated, which would impair our business.

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

We are dependent on relationships with distributors for the marketing and sales of our products in the life sciences research market in various geographic regions and we have a limited ability to influence their efforts. For the nine-month period ended September 30, 2003, product sales through distributors represented 53% of total product sales (consisting of sales of instruments, reagents and disposables). The Company's distributors in the United States, the Far East and Europe accounted for 33%, 10%, and 10%, respectively, of total product sales for the nine months ended September 30, 2003. Such distributors accounted for 38%, 15%, and 4%, respectively, of total product sales for the corresponding nine month period of the prior year. Takara Bio, Inc. is the exclusive distributor of Smart Cycler in the life sciences research market in Japan, South Korea, China and Taiwan and we also rely on various distributors for our sales of Smart Cycler in the European life sciences research market. Relying on distributors for our sales and marketing is risky to our future for various reasons, including:

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as microbiology, regulatory, and sales and marketing. Retaining and training personnel with the requisite skills is challenging even in today's economy, and, if general economic conditions improve, is likely to become extremely competitive again, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

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

If we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of these operations and services of an acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns and the potential loss of key employees or customers of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in short term commercial paper and money market funds. Due to the short-term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this report on Form 10-Q.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

We have operated primarily in the United States and the majority of sales to date have been made in U.S. Dollars. Accordingly, we have not made any material exposure to foreign currency rate fluctuations.

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

Changes in Internal Controls Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Change of Control Agreement dated September 8, 2003 between Cepheid and Ira Marks					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

  *These certifications "accompany" Cepheid's quarterly report on Form 10-Q; they are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cepheid specifically incorporates it by reference.

  Reports on Form 8-K

On July 31, 2003, Cepheid filed a Current Report on Form 8-K reporting under Item 12 Cepheid's issuance of a press release announcing its preliminary financial results for the three months ended June 30, 2003 and certain other information, and furnishing such press release as an exhibit to such Current Report.; and

On August 14, 2003, Cepheid filed a Current Report on Form 8-K reporting, under Item 5:

  Cepheid's issuance of a press release announcing its preliminary financial results for the three months ended June 30, 2003 and certain other information and filing such press release as an exhibit to such Current Report; and

  The sales of 2,777,778 shares of its common stock for $10,000,000.80, with an option to purchase up to an additional 555,556 shares for an additional $2,083,335, directly to an institutional investor in an offering under Cepheid's shelf registration statement on Form S-3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 13th day of November, 2003.

CEPHEID (Registrant)
By: /s/ John L. Bishop___________ John L. Bishop Chief Executive Officer and Director (Duly Authorized Officer)
By: /s/ John R. Sluis John R. Sluis Chief Financial Officer (Principal Accounting Officer)