Form 10-K
period 2003-12-31
CEPHEID
filed 2004-03-12
CIK 1037760

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-0030755

CEPHEID
(Exact name of Registrant as Specified in its Charter)

California	77-0441625
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
904 Caribbean Drive, Sunnyvale, California	94089-1189
(Address of Principal Executive Office)	(Zip Code)

(408) 541-4191
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value and the associated Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $147,893,280 based on the closing sale price for the registrant's common stock on the Nasdaq National Market on that date of $4.91. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

        As of March 4, 2004, there were 41,665,914 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of the registrant's proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III hereof.

2003 ANNUAL REPORT ON FORM 10-K

Cepheid®, the Cepheid logo, Smart Cycler®, GeneXpert® and I-CORE® are registered trademarks of Cepheid. Smart Cycler II is a trademark of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

        The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual United States Postal Service (USPS) funding and deployment of the Biohazard Detection System (BDS); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold, and whether the BDS, as-built, performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; lengthy sales cycles in certain markets; the performance and market acceptance of the group B streptococcus product; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing its direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks set forth under "Risk Factors" and elsewhere in this report, and we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We develop, manufacture and market fully-integrated systems that perform genetic analysis, including DNA or RNA analysis, for the clinical genetic assessment, life sciences and biothreat markets. Our systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures. Genetic testing involves a number of complicated steps, including sample preparation, amplification and detection. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid genetic testing is particularly important, such as the infectious disease, cancer and biothreat testing markets. In particular, we have designed our systems to be capable of use in clinical genetic assessment. We have designed our systems to perform a broad range of genetic tests that are used to identify infectious organisms, enhance cancer management and care and identify organisms that could be used as bio-terrorism agents.

        Our two principal product platforms are our Smart Cycler and GeneXpert systems. Our initial product platform, the Smart Cycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the Smart Cycler in May 2000 and we have sold more than 1,400 units to date to a wide range of customers. Some of these customers include the Centers for Disease Control and Prevention (CDC), the Cleveland Clinic, the U.S. Food and Drug Administration (FDA), Johns Hopkins University, MaGee-Womens Hospital, Memorial Sloan-Kettering Cancer Center, the National Institutes of Health, Stanford University and the U.S. Army Medical Research Institute for Infectious Disease (USAMRIID). Our second product platform, the GeneXpert, integrates automated sample preparation with our Smart Cycler amplification and detection technology. We recently began shipping GeneXpert modules and anthrax test cartridges for use in the biothreat market.

For example, the GeneXpert module is being incorporated in the BDS developed for the USPS. The GeneXpert system, a self-contained system that contains the GeneXpert module and related software, is in the final stages of development. We sell our products through both direct sales and various distribution channels worldwide. In addition, we are collaborating with strategic partners to co-develop assays, or biological tests. Some of our significant collaborators include the Children's Medical Center of Dallas, the Fred Hutchinson Cancer Research Center, the University of Pittsburgh Medical Center and USAMRIID.

        The BDS for the USPS has been developed by a Northrop Grumman-led consortium that includes Cepheid and other subcontractors. This consortium was awarded a production contract that the USPS has indicated will include a $175.0 million first phase, with the USPS having an option for a second phase. We believe that we will realize 15% to 17% of the first phase amount, the majority of which we believe we will realize in the second half of 2004. At the core of the BDS, Cepheid's GeneXpert technology rapidly analyzes air samples taken from USPS processing lines to detect DNA from any potential anthrax spores as mail moves through the processing equipment. The shipment and validation of the first article production GeneXpert modules for the USPS program was completed in the fourth quarter of 2003. The BDS is currently scheduled to be installed on a production basis in identified USPS mail sorting facilities throughout the United States beginning in 2004.

INDUSTRY BACKGROUND

        In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. The three key processing steps in genetic testing are:

  •
  Sample preparation—procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids;

  •
  Amplification—a chemical process to make large quantities of DNA from the nucleic acids isolated from the sample; and

  •
  Detection—the method of determining the presence or absence of the target DNA or RNA, typically through the use of fluorescent dyes.

        Currently, the most widely-used method for genetic testing is to amplify the target sequence using amplification methods such as polymerase chain reaction (PCR), and to detect the presence of the target using complementary DNA segments tagged with fluorescent dyes that attach to the sequence. The DNA segments that attach to the target DNA sequence are called DNA probes. DNA probes can be designed for any unique genetic sequence and have been developed for many significant infectious disease organisms, including chlamydia, gonorrhea, group B streptococcus (GBS), and HIV, and many genetic mutations associated with human cancer and with inherited human characteristics.

        Competing technologies for determining the genetic composition of a cell or organism generally have the following limitations:

  •
  Require highly skilled technicians and special laboratories. Currently available methods and systems for genetic analysis require highly skilled scientists and technicians in a special laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another.

  •
  Large and inflexible equipment. Most currently available genetic analysis equipment is large and inflexible and requires a technically complex operating environment.

  •
  Timeliness of result. Current sample preparation, amplification and detection technologies rely on processes that often require hours to complete, rendering results that may not be timely enough to be medically useful.

  •
  Sensitivity constraints. Some existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity.

  •
  Lack of integration. We believe that current amplification and detection systems do not integrate sample preparation into their processes in a manner that can be useful in a laboratory or non- laboratory setting.

OUR SOLUTION

        We have developed complete testing systems, including instrumentation and test cartridges that integrate automated sample preparation, amplification and detection. The systems are designed to handle a variety of different biological samples in a broad range of environments and offer the following key benefits:

  •
  Portability and ease of use. Our systems are portable and easy to use. In particular, our GeneXpert system automates sample preparation, allowing laboratory and non-laboratory personnel to conduct sophisticated genetic analysis. In addition, our systems are designed to operate in a wide range of environments, including hospitals, research laboratories, physician offices, public health clinics or factories.

  •
  Flexible modular platform. Our systems are highly flexible. Each test site within an instrument is independently controlled, enabling users to run several different tests, each using a different protocol, beginning at the same or different points in time. In addition, the user does not need to wait for all tests to be completed before starting additional tests. This flexibility allows for testing of multiple samples in a short period of time.

  •
  Multiple target analysis. With our technology, as many as four different genetic sequences in each sample can be simultaneously detected in the same cartridge or disposable reaction tube. For example, one test cartridge or tube could be used to test for anthrax, pestis, smallpox and rabbit fever simultaneously. In addition to efficiency, multiple target analysis allows for greater accuracy in testing biological samples for the presence of disease. For example, accurate detection of anthrax is enhanced by the ability to simultaneously detect multiple distinct genetic targets within the same organism.

  •
  Rapid results. Our systems are designed to substantially reduce the time to result, allowing results from genetic tests, such as the GBS test, to be timely enough to be medically useful. Our GeneXpert system is able to produce a result from a raw biological sample in as little as 30 minutes.

  •
  Enhanced sensitivity. Our GeneXpert test cartridges are designed to handle a wide range of sample volumes, which provides the ability to obtain higher concentrations of starting target materials in the cartridge. Concentration and purification of the target DNA in a sample and removal of extraneous materials further increases the sensitivity of the resulting test.

  •
  Integration of key steps. Our GeneXpert system integrates automated sample preparation with our Smart Cycler amplification and detection technology. This integrated system enables the user to place the specimen in the test cartridge and obtain the result without performing additional interim tasks.

OUR STRATEGY

        Our strategy is to become the leading supplier of integrated systems and tests for clinical genetic assessment in a variety of environments. Key elements of our strategy to achieve this objective include:

  •
  Provide a fully integrated genetic testing solution. We are in the final stages of development of our self-contained GeneXpert system, which integrates automated sample preparation with our Smart Cycler amplification and detection technology. We believe the introduction of this fully-integrated system will enable us to significantly expand our presence in the clinical market, as well as in the life sciences and biothreat markets. The GeneXpert system will allow healthcare providers to obtain timely results from a raw biological sample in order to aid in the genetic assessment of disease, including cancer and GBS and other infectious diseases. In addition, we are currently developing a pipeline of tests to be used on the GeneXpert system in a clinical setting.

  •
  Expand applications in target markets. Our target markets include clinical genetic assessment, life sciences and biothreat applications. We intend to develop, manufacture and sell an expanding menu of tests in the form of single-use cartridges pre-loaded with reagents that are optimized for use in our system. These additional applications will enable us to leverage our installed base and potentially accelerate market adoption of our products. In addition, our customers will be able to implement new tests, without the need to purchase a new system.

  •
  Continue to develop and leverage strategic relationships to develop new tests. We are currently working with several strategic partners in order to develop new target tests for use on our Smart Cycler and GeneXpert systems. We believe that the development of these new tests will increase the utility of our systems and drive penetration in the clinical and biothreat markets. We intend to further pursue these and additional strategic relationships to rapidly expand our test development and introduction.

  •
  Capitalize on our experience in the biothreat market. We believe that our experience in developing tests for the detection of biothreat agents for the USPS has validated our technology as an accurate, comprehensive and easy-to-use genetic testing solution. In addition, the USPS contract provides us with a near-term revenue stream. We intend to capitalize on this experience to broaden our penetration of the biothreat market and to further pursue the clinical genetic assessment and the life sciences market.

  •
  Expand direct sales and distribution capabilities. We intend to increase our direct sales force in North America and continue to pursue distribution agreements with key distributors in regions outside of North America. For example, we intend to leverage our French subsidiary, Cepheid SA, to establish and expand our distribution channels in Europe.

  •
  Enter new markets. We intend to enter additional markets with our genetic analysis systems through the formation of strategic partnerships. These markets will potentially include the food, veterinary and industrial markets. For example, under our recent agreement with bioMerieux, we will potentially be able to access the food testing market through bioMerieux's existing presence in that market.

OUR TECHNOLOGY

Automated sample preparation

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

        Adding reagents.    We manufacture disposable sample preparation cartridges and lyophilize reagents into a bead format. Our low-cost, plastic molded cartridges also incorporate a proven fluid delivery system.

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

        Lysing cells.    We have developed a proprietary lysis technology capable of rapidly releasing DNA from the cells of organisms that are difficult to lyse, such as spores. This versatile ultrasonic lysing technology is incorporated in our GeneXpert modules and allows lysis procedures that now may take hours, to be performed in seconds. This technology does not require harsh chemicals, and therefore eliminates the difficult and time-consuming purification steps that are required by conventional technologies.

        Preparing for analysis.    In the GeneXpert modules, we integrate the sample preparation cartridge with our proprietary reaction tube, the same tube design used in our I-CORE (Integrated, Cooling/Heating Optics Reaction) modules and Smart Cycler for amplification and detection. After capturing and concentrating the DNA from the sample, our cartridge automatically mixes the DNA with amplification reagents and moves the DNA to the reaction tube for amplification and detection.

Amplification and detection

        In 1996, we licensed a technology from University of California/Lawrence Livermore National Laboratories (LLNL) that allows us to integrate amplification and detection. Our commercial version of the technology is called the I-CORE module, a single chamber module measuring approximately one inch by four inches by five inches. An I-CORE is a complete, independent, temperature-controlled fluorimeter for performing and continuously monitoring chemical reactions such as PCR, and is a key element of both our Smart Cycler and GeneXpert systems. The temperature of the sample can be controlled rapidly and accurately, allowing faster reactions and more accurate results. The I-CORE technology also allows the analysis of samples to be performed with much lower power than traditional methods. This permits our systems to be portable, giving our customers the capability to obtain bioanalytical results when and where they are needed. We use our I-CORE technology in both our Smart Cycler and GeneXpert platforms.

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

        Powerful optical analysis.    Each I-CORE module currently includes a four-channel optical analysis system capable of complex chemical assays. This allows the detection and quantification of multiple fluorescent dyes and multiple target molecules in the same cartridge or disposable reaction tube. Continuous optical monitoring during amplification also allows the user to stop the reaction as soon as a target is detected, thereby shortening the time to result. For example, in a single reaction tube, the I-CORE module could simultaneously detect and quantify staphylococcus aureus, detect the presence or absence of the methicillin-resistance gene and measure the optical response of a separate internal control target. The internal control allows us to verify the performance of the system.

        Patented reaction tube.    Our patented disposable reaction tubes are used in conjunction with the I-CORE module and have been optimized to provide rapid temperature cycling and long optical path lengths for optimum optical sensitivity. In addition, the tube is designed to eliminate entrapped air, which can interfere with the optical signal. This feature minimizes optical noise, makes assays more uniform and reproducible and minimizes the need for optical normalization.

        Easy-to-use lyophilized PCR reagents.    In order to attain our goal of "providing DNA test results, when and where they are needed," we must provide a total solution to the customer, which includes easy to use PCR reagents. Current liquid reagents are very inconvenient in that they must be stored at near freezing temperatures in order to maintain their performance. Cepheid has developed a PCR reagent technology in which all the liquid chemicals necessary to perform PCR are lyophilized, or freeze-dried, into small, stable pellets. These pellets are pre-mixed doses of PCR chemicals, they are stable over long periods of time at room temperature and are also very easy for the customer to use.

PRODUCTS

        We commenced commercial sales of the Smart Cycler in May 2000. We began shipping the Smart Cycler II, which features various enhancements to the Smart Cycler, in November 2002. We believe our Smart Cycler products allow users to simultaneously analyze multiple biological targets faster and more efficiently than with any other thermal cycling product currently available.

        Our GeneXpert module has been incorporated in the USPS BDS, and is currently being sold for integration by partner companies into their systems. A self-contained version of the GeneXpert system is in the final stages of development. We currently anticipate commercial launch of the self-contained GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005. We believe that the GeneXpert system is the only genetic analysis system that integrates automated sample preparation with genetic analysis in a single test cartridge.

        We have begun to develop and sell tests for use with the Smart Cycler and GeneXpert system. We currently market a GBS test for use with our Smart Cycler systems, and a GeneXpert anthrax test cartridge for use in the USPS BDS program. In addition, we are working internally and with partners to develop a variety of tests for use on our Smart Cycler and GeneXpert system for other applications, including methicillin resistant staphylococcus (MRSA), vancomycin resistant enterococcus (VRE), enterovirus meningitis, breast cancer-sentinel lymph node (SLN), and melanoma-SLN.

        The following table provides additional detail about the amplification and detection products we offer:

Name	Description
Smart Cycler	Laboratory-based DNA analysis instrument containing 16 I-CORE modules
Group B Streptococcus Assay	Test which runs on Smart Cycler used to detect presence of Group B Streptococcus, developed in collaboration with Infectio Diagnostics, Inc.
OmniMix	General use PCR enzyme reagent for use on the Smart Cycler product, obtained through collaboration with Takara Bio, Inc.
Smart Cycler Reaction Tubes (25 microliter and 100 microliter)	Disposable I-CORE reaction tubes optimized for research and diagnostic applications

        The following table sets forth our product platforms that integrate sample preparation, amplification and detection:

Name	Description
GeneXpert Module	Automated system for sample preparation, amplification and detection from raw biological samples, for integration into larger biodetection systems
GeneXpert Anthrax Cartridge	Disposable cartridge for the detection of anthrax on our GeneXpert platform

Smart Cycler

        The Smart Cycler product platform contains 16 I-CORE modules arranged into a rapid, flexible, multi-purpose instrument capable of performing DNA amplification by means of PCR or other amplification methods and detection by means of a number of available fluorescent chemical techniques. The Smart Cycler II is the second generation of the Smart Cycler product. It was released in November 2002 and incorporates enhanced optical and software features. We have sold more than 1,400 Smart Cyclers to date.

OmniMix

        Our OmniMix product is produced under a collaborative agreement with Takara Bio, Inc. (Takara) under which we package and distribute a dry-formulated version of Takara's Taq HS polymerase product that has been optimized for use on the Smart Cycler. The OmniMix product provides researchers with a general-use PCR enzyme reagent optimized for our products.

Disposable reaction tubes

        One of our patented disposable reaction tubes is required for each assay run using our Smart Cycler product platform. We offer two types of reaction tubes for use with these systems. Both are designed to be disposed of after a single use and represent opportunities for recurring revenue from an installed base of instruments. We manufacture and sell a 25 microliter tube, typically preferred in the life sciences market, and a 100 microliter tube, which is typical for applications that might require larger liquid reaction volumes. We have sold approximately 5.8 million reaction tubes to date.

GeneXpert

        Our GeneXpert product platform combines sample preparation with the amplification and detection functions performed by our I-CORE module into an integrated, automated genetic analysis instrument. These products are designed to purify, concentrate, detect and identify targeted DNA sequences, from sample to result, generally in less than 30 minutes, and the system can be operated by someone with only a minimal level of training. Current techniques for accomplishing this same complex series of procedures require extensive manual labor by skilled technicians. Our first product on the market in this platform is the GeneXpert module which has been incorporated in the USPS BDS and is currently being sold for integration by partner companies into their systems. A self contained version of the GeneXpert system is in the final stages of development. We anticipate commercial launch of the self contained GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005.

        The GeneXpert platform is designed to accept cartridges with several different internal configurations, each designed to perform a different class of assay or protocol. Each cartridge will be labeled with test-specific bar codes that, through software loaded on an integrated computer, link to specific information on to how to direct the fluids through the cartridge and activate the various mixing, lysing, amplification, detection and other functions as required. The GeneXpert platform is compact, uses low power and is suitable for applications requiring portability.

GeneXpert anthrax cartridge

        We currently offer one GeneXpert-test cartridge for the detection of anthrax. This cartridge is being used for the detection of anthrax in the USPS BDS program.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are primarily focused on finalizing the self-contained version of our GeneXpert product and developing internally or with collaborators additional tests to be optimized for use on the GeneXpert and Smart Cycler platforms.

        Our cartridge design supports a strategy in which a continuous introduction of new tests and new disposable cartridges can be launched over a period of time, expanding the panel of tests that can be implemented on an installed base of GeneXpert instruments. In addition to our own development efforts, we are working with collaborators to co-develop the methodologies and chemistries to be used in specific tests incorporated in these cartridges.

        We have devoted substantial financial and business resources to research and development efforts in the commercialization of the Smart Cycler and GeneXpert platform. Our research and development expenses for 2003, 2002, and 2001 were $15.9 million, $16.9 million and $15.0 million, respectively.

SALES

        We sell our products into the clinical genetic assessment, life sciences and biothreat markets through both direct and various distribution channels. In the United States, we sell through our non-exclusive distributor, Fisher Scientific as well as our ten-person direct sales force. In Europe, we sell primarily through distributors. In the Far East and other non-U.S. markets, we sell solely through distribution channels.

Distribution and collaboration arrangements

        We are collaborating with strategic partners to develop tests across a broad range of markets for both the Smart Cycler and GeneXpert. We plan to continue to partner with distributors to gain access to their marketing resources and their proprietary reagents and tests. For the year ended December 31,

2003, product sales through distributors represented 48% of our total product sales (including instruments, reagents and disposables). We have entered into the following significant commercial collaborations and distribution arrangements:

        bioMerieux, Inc.    In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our Smart Cycler and GeneXpert platforms. We will receive up to a total of $15.0 million in potential payments under this agreement, in addition to potential product purchases and royalty payments on end-user GeneXpert test cartridge sales. Of the $15.0 million fee, $5.0 million has been received. Of the remaining $10.0 million, $5.0 million is due on June 30, 2004 and the remaining $5.0 million will become due if and when bioMerieux commercializes a product based on our technology.

        Infectio Diagnostic, Inc.    In November 2003, we entered into a series of new agreements with Infectio Diagnostics, Inc. (IDI). Under the new agreements, our joint venture, Aridia Corp, equally owned and formed with IDI in February 2000, was dissolved, and we received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS, MRSA and VRE, that have been configured for use with the Smart Cycler system. We also received a non-exclusive, royalty-bearing license to apply IDI proprietary genetic sequences for GBS, MRSA and VRE in the development and commercialization of Cepheid tests to be used in the GeneXpert system. IDI received non-exclusive worldwide rights to distribute our Smart Cycler system for use with IDI tests.

        Applied Biosystems Group.    In October 2002, we entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the biothreat detection system under development for the USPS by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by Applied Biosystems for packaging by us into our GeneXpert test cartridges and sold by us for use in the biothreat detection system. This agreement calls for gross margin on sales of anthrax cartridges for the USPS BDS program to be shared between the two parties.

        Smiths Detection.    In August 2001, we entered into a patent and technology licensing and supply agreement with Smiths Detection (Smiths), formerly Environmental Technologies Group, Inc. Under this agreement we provide sub-systems and sub-assemblies to Smiths for integration into and manufacture of automated bio-detection systems. The agreement also provides for royalties to be paid by Smiths to Cepheid based on sales of the completed products to end-users on a quarterly basis with minimum royalty payments to be made for the life of this agreement on an annual basis. The license became non-exclusive in September 2003 by its terms. To date, revenues derived from this agreement have not been material.

        Takara Bio, Inc.    In the fourth quarter of 2000, we launched the Smart Cycler system into the life sciences markets in Japan, Taiwan and South Korea through Takara. In 2002 this distribution arrangement was modified to give Takara distribution rights to China and Hong Kong. The initial term of the agreement was three-year and is automatically renewed for successive 12-month periods, unless either party gives written notice of non-renewal to the other at least 60 days prior to the current expiration date. As of December 31, 2003, Takara has exclusive distribution rights in Japan, South Korea, Taiwan and Hong Kong and non-exclusive rights in China. Its distribution rights in Taiwan and Hong Kong will become non-exclusive effective April 1, 2004.

        In December 2002, we entered into a collaboration agreement with Takara under which we package and distribute OmniMix, a dry-formulated version of Takara's Taq HS polymerase product that has been optimized for use on the Smart Cycler system.

        Fisher Scientific Company L.L.C.    In May 2000, we launched the Smart Cycler into the U.S. life science research market through the Life Sciences group of Fisher Scientific Company L.L.C. (Fisher).

Under this agreement, Fisher received non-exclusive distribution rights to certain markets in the United States. Fisher sells under the Cepheid label and trade dress. In December 2000, we expanded this agreement to include non-exclusive distribution rights in Canada and in December 2002, we expanded the agreement further to include the following markets in the United States: life science research, environmental (excluding bio-threat), pharmaceutical quality control, in vitro fertilization, quality control and cosmetics quality control. This arrangement continues through May 31, 2004 and we plan to extend this agreement with Fisher.

        U.S. government programs.    In 2003, the BDS for the USPS has been developed by a Northrop Grumman-led consortium that includes Cepheid and other subcontractors. This consortium was awarded a production contract that the USPS has indicated will include a $175.0 million first phase, with the USPS having an option for a second phase. We believe that we will realize 15% to 17% of the first phase amount, the majority of which we believe we will realize in the second half of 2004. At the core of the BDS, Cepheid's GeneXpert technology rapidly analyzes air samples taken from USPS processing lines to detect DNA from any potential anthrax spores as mail moves through the processing equipment. We initially shipped first article production GeneXpert modules for the USPS program in the fourth quarter of 2003. The BDS is currently scheduled to be installed on a production basis in identified USPS mail sorting facilities throughout the United States beginning in 2004.

        In addition to the USPS program, we have received grants and research contracts from the Defense Advanced Research Projects Agency, USAMRIID, Soldier Biological Chemical Command and LLNL.

MANUFACTURING

        Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and FDA's Quality Systems Requirements enabling us to market our systems in the clinical genetic assessment and industrial testing markets worldwide. In our manufacturing facilities, we assemble, calibrate and test our instruments and we produce reagents for use on our Smart Cycler and GeneXpert instruments. We depend on suppliers for various components used in the manufacture of the Smart Cycler system, the GeneXpert modules and system, disposable reaction tubes, and cartridges, some of which are our sole source for such components. We assemble our patented disposable reaction tubes on a custom, automated assembly line with expandable capacity of up to 20 million tubes per year. By the end of the first half of 2004, we intend to have completed the design and construction of an automated assembly line for our GeneXpert cartridges.

        We received ISO 9001 certification through Underwriters Laboratories Inc. in 2002. The ISO 9001 certification's scope includes the design, manufacture and service of our DNA detection systems and tests. In addition, we received ISO 13485 certification in February 2003. The ISO 13485 certification is the Canadian certification required for product distribution.

COMPETITION

        We face intense competition from a number of companies that offer products in our targeted application areas. These competitors include:

  •
  companies developing and marketing sequence detection systems for life sciences research products;

  •
  healthcare companies that manufacture laboratory-based tests and analyzers;

  •
  diagnostic and pharmaceutical companies;

  •
  companies developing drug discovery technologies; and

  •
  companies developing biothreat technologies.

        Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. F. Hoffmann-La Roche, Abbott, and GenProbe sell large batch sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market. Qiagen is the major competitor in the area of sample preparation, selling both sample preparation kits and robotic systems.

        In order to compete effectively, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these technologies and products.

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

        We believe that the principal competitive factors affecting sales of genetic and DNA analysis systems include the speed, integrated functionality and portability of the equipment, the quality of the test results, price, market acceptance of the technology, regulatory approvals, particularly in the clinical genetic assessment market, and possession of the necessary intellectual property licenses for specific markets, collaborations and distributor relationships for specific markets and assays, and the selection of assays available for the system. We believe our products better integrate the various processes associated with genetic and DNA analysis than other currently available equipment, and that the speed, portability, flexibility, reliability and ease of use of our products is very competitive. The timely introduction and commercial launch of self-contained GeneXpert system will be an important part of establishing our leadership with respect to each of these factors. Our sales are relatively small compared to those of many of our competitors, but we believe that the introduction of GeneXpert, our growing distributor and collaborative base, and securing some high-profile contracts would build our public profile and market acceptance.

GOVERNMENT REGULATION

        In the clinical genetic assessment market, our products will be generally regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from two to twelve months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Products, such as the Smart Cycler and the GeneXpert system, when used for clinical diagnostic purposes will require this approval. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only the GBS test developed by IDI for use on the Smart Cycler has received FDA clearance. We have not sought approval or clearance from the FDA or any other governmental body for other tests for the Smart Cycler or GeneXpert.

        In addition, our manufacturing facilities, where we assemble and produce the Smart Cycler system and the GeneXpert system, cartridges and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to Quality System Regulation (QSR) requirements of the FDA.

        For the life sciences and biothreat markets, some of our products may not need FDA or other regulatory approval; however, all of our products will be produced under Good Manufacturing Practice (GMP) guidelines. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products under development or diagnostic products we may develop and commercialize in the future will be subject to regulation in the United States and in other countries.

INTELLECTUAL PROPERTY

        We rely upon a combination of patent, trade secret, trademark and copyright laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

        We hold an exclusive license to key technologies from LLNL in the fields of nucleic acid analysis and ligand binding tests with integrated optical detection. These technologies have resulted in three issued U.S. patents and two pending international counterpart patent applications. The LLNL technologies are the basis of our I-CORE module and encompass the key I-CORE features.

        We have an additional 15 issued or allowed U.S. patents on our disposable reaction tube, thermocycling with optics, and disposable sample preparation cartridges. We have an additional 30 pending U.S. patent applications plus corresponding international counterpart applications relating to our technologies. Our pending patent applications relate to our I-CORE module, reaction tubes, lysing technology, nucleic acid concentration chip and microfluidic devices, and methods and systems as applied to sample processing and automated DNA analysis.

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

        In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business. We could also be subject to third-party claims that we require additional licenses for our products, and such claims could interfere with our business. If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

        We have obtained a thermal cycling license from Applied Biosystems for the sale of thermal cycling systems in the life sciences, industrial testing and drug discovery and development markets. We may require an additional license from Applied Biosystems to sell thermal cycling systems in the field of clinical genetic assessment.

        We will require additional licenses for many of our new products or product features. For example, in the area of clinical genetic assessment for PCR-based applications, we will require licenses from various parties, including F. Hoffmann-La Roche for application to this field. These licenses may include substantial up front payments as well as ongoing royalties on product sales. In most cases, these royalties on product sales will be based on the end user sales price. In some cases, we may obtain these licenses directly while in other cases we may obtain these rights through a partnership or collaboration.

EMPLOYEES

        As of December 31, 2003, we had 178 full-time employees worldwide. Approximately 68 employees were engaged in research and product development, of which 43 were in engineering and 25 in biotechnology. None of our employees are represented by a labor union. We consider our employee relations to be good.

EXECUTIVE OFFICERS

        Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
John L. Bishop	59	Chief Executive Officer and Director
Thomas L. Gutshall	65	Chairman of the Board
Kurt Petersen, Ph.D.	55	President, Chief Technical Officer and Director
Ira Marks	54	Vice President, Worldwide Sales and Marketing
John R. Sluis	58	Vice President, Finance and Chief Financial Officer
Joseph H. Smith	59	Vice President, General Counsel and Secretary

        John L. Bishop.    Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002. Mr. Bishop served as President and a director of Vysis, a genomic disease management company from 1993 to 2002 and as Chief Executive Officer from 1996 to March 2002. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc. From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

        Thomas L. Gutshall.    Mr. Gutshall is a co-founder of Cepheid and has served us as Chairman of the Board since August 1996. From August 1996 until April 2002, he also served as our Chief Executive Officer. From January 1995 to August 1996, he was President and Chief Operating Officer of CV Therapeutics, a biopharmaceutical and biotherapeutics company. From 1989 to 1994, he was Executive Vice President at Syntex Corporation, a pharmaceutical company and a member of the Pharmaceutical Executive Committee. His responsibilities while at Syntex included managing Syva Company, Syntex Agribusiness, Pharmaceutical and Chemical Operations and Services, Syntex Pharmaceutical Intl. Ltd. and Environmental Health and Safety. Mr. Gutshall currently serves as a director of CV Therapeutics and Metrika, Inc.

        Kurt Petersen, Ph.D.    Dr. Petersen is a co-founder of Cepheid and has served us as President and a director since August 1996, was Chief Operating Officer from August 1996 to April 2003 and Chief Technical Officer since April 2003, and served as our Secretary from May 2002 until March 2004. From January 1996 through July 1996, Dr. Petersen worked as a private consultant. From 1985 to 1995, he served as Vice President, Technology for NovaSensor, a micromachining process design company. While at NovaSensor, he was responsible for commercializing many innovative micromachined devices and fundamental fabrication processes. He holds over 20 patents and has authored over 80 technical papers and presentations. Dr. Petersen is a Fellow of the IEEE and a member of the National Academy of Engineering. In 2001, he was awarded the Simon Ramo medal by the IEEE.

        Ira Marks.    Mr. Marks joined us as Vice President, Worldwide Sales and Marketing in September 2003. Prior to joining the company, Mr. Marks was Senior Vice President, Corporate Development and International Operations of Nanogen, a micro-electronics and molecular biology company from January 2002 to September 2003. Before joining Nanogen, Mr. Marks held a variety of positions at the Raichem Division of Hemagen Diagnostics, a medical diagnostic manufacturing company, including serving as its Vice President and General Manager from May 1999 to December 2001, its President and General Manager from May 1997 to May 1999 and its Vice President, Sales and Marketing from May 1995 to May 1997.

        John R. Sluis.    Mr. Sluis joined us as Vice President, Finance and Chief Financial Officer in July 2002. Prior to joining Cepheid, Mr. Sluis was Senior Vice President and Chief Financial Officer of Vysis, a genomic disease management company from June 2000 through February 2002. Before joining Vysis, he held various senior financial management positions at Sanofi Diagnostics, a medical diagnostic company, from 1989 through 1999, including serving as its Chief Financial Officer for North American Operations from 1989 to 1994, Chief Financial Officer for its worldwide operations headquartered in France from 1994 to 1997, and concluding as Chief Executive Officer for North American Operations from 1997 to 1999. From 1985 through 1988, Mr. Sluis was Vice President and Chief Financial Officer of Gen-Probe, Inc.

        Joseph H. Smith.    Mr. Smith joined us as Vice President and General Counsel in June 2003 and has served as our Secretary since March 2004. From 1989 to April 2003, Mr. Smith held a variety of positions at Applied Biosystems Group, a biotechnology research equipment company and its predecessor, the PE Biosystems Division of PerkinElmer, a scientific and technical manufacturing company, most recently as Senior Vice President, Business Development.

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

We may not achieve profitability.

        We have incurred operating losses in each of the last five years of operation and expect to have negative cash flow from operations through at least the end of 2004. We experienced net losses of approximately $7.9 million in 1999, $14.8 million in 2000, $15.5 million in 2001, $19.7 million in 2002 and $17.5 million in 2003. As of December 31, 2003, we had an accumulated deficit of approximately $80.1 million. Our ability to become profitable will depend on our ability to increase our revenues, which depends on a number of factors including market acceptance of our products, the timing and extent of the USPS BDS program in which we are participating, and whether the USPS elects to pursue the second phase of the program, our ability to successfully penetrate the clinical market, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, to continued progress of our research, and to development of potential products, and the need to acquire licenses to new technology or to use our technology in new markets, including the potentially significant ongoing royalty payments associated with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.

        Our participation in government contracting programs, including the USPS BDS program, involves significant uncertainties in the timing of decision-making and deployment and is highly sensitive to changes in national and international priorities and budgets. We cannot be certain that actual funding, deployment and operating parameters, or product purchases, will be at currently expected levels. In particular, we cannot assure you that the USPS will choose to purchase additional BDS units containing our products as part of the potential second phase of the BDS program. In addition, we cannot be sure that we will be able to sufficiently ramp up our manufacturing and implementation capacity to meet, in a timely fashion, the demands that will be placed on us when we are requested to enter full-scale production of the components of the BDS that we supply. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even if we are awarded a production contract, we may be subject to our customer's future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs are subject to a number of risks and uncertainties and may never yield significant revenues.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new products or product features.

        Our products typically require licenses from third-party suppliers in order to be sold. If we lose any of these licenses for any reason, we may not be able to enter into new agreements on terms favorable to us or at all. We will also need to introduce new products and product features in order to market our products to a broader customer base. Accordingly, our introduction of new products and product features could require us to obtain additional licenses. Furthermore, for certain markets, we intend to manufacture reagents for use with our Smart Cycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We believe that manufacturing reagents for use in our Smart Cycler and GeneXpert systems is important to our business and growth prospects. However, we will require additional licenses for many reagents that we may wish to market. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed on terms favorable to us. We may not be able to obtain licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Some of these licenses may include significant upfront and ongoing royalty payments. Some of our competitors have rights to technologies and reagents that we have not yet obtained. Our failure to obtain similar rights would limit our ability to offer a system that includes some product features or reagents and would adversely affect our competitive position and our performance.

If we cannot successfully commercialize our self-contained GeneXpert system, our business could be harmed.

        While GeneXpert modules are already incorporated into the USPS BDS, our self-contained GeneXpert system is in the final stages of development. We anticipate that our ability to achieve and maintain profitability will depend in large part on the successful commercialization of the GeneXpert system. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

  •
  availability of tests for use in the GeneXpert system;

  •
  timely completion of the self-contained GeneXpert system for commercial sale;

  •
  the timing of market entry of our GeneXpert system relative to competitive products;

  •
  our ability to convince our potential customers of the advantages and economic value of our GeneXpert system over competing technologies and products;

  •
  our ability to obtain FDA and any other regulatory approvals for clinical markets;

  •
  the extent and success of our marketing and sales efforts; and

  •
  publicity concerning our GeneXpert system or any similar products.

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

        Our success depends on the market's confidence that we can provide reliable, high quality genetic testing systems. We believe that customers in the life sciences, biothreat and clinical markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired for any of the following reasons:

  •
  failure of products to perform as expected;

  •
  concerns regarding the reliability or efficacy of the PCR technology on which our systems are based;

  •
  any perception that our products are difficult to use; or

  •
  litigation concerning the performance of our products or our technology.

        Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.

We expect that our operating results will fluctuate significantly, and any failure to meet financial expectations may result in a decline in our stock price.

        We expect that our quarterly operating results will fluctuate in the future as a result of many factors, some of which are outside of our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to changes in internal priorities or, in the case of governmental customers, problems with the appropriations process. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. It is possible that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

        If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development and selling, general and administrative expenses are not significantly affected by variations in revenue.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed and our ability to generate revenue could be diminished.

        Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. We have limited experience in manufacturing large volumes of products and we cannot assure that manufacturing problems will not arise as we produce our products, or that we can adequately scale-up manufacturing in a timely manner or at commercially reasonable costs if we experience increased demand. We have experienced delays in our ability to ship finished products as a result of delays in production. We may not be able to react quickly in the event of significant delays in the manufacturing process. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales and our other operating results will be materially and adversely affected.

If our single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

        We depend on several single source suppliers that supply components used in the manufacture of the Smart Cycler system, the GeneXpert modules and system, disposable reaction tubes, and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. For example, we have, in the past, experienced problems with the delivery of certain parts from an existing supplier and we have had to shift to an alternative supplier. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

        In the clinical genetic assessment market, our products will be generally regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from two to twelve months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Products, such as the Smart Cycler and the GeneXpert system, when used for clinical diagnostic purposes will require this approval. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date only the GBS test developed by IDI for use on the Smart Cycler has received FDA clearance. We have not sought approval or clearance from the FDA or any other governmental body for other tests for the Smart Cycler or GeneXpert. Any failure, or any material delay in obtaining the clearance or approval, could harm our business.

        Our manufacturing facilities, where we assemble and produce the Smart Cycler system and the GeneXpert system, cartridges and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to QSR requirements of the FDA. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, the manufacturing process could be suspended or terminated, which would harm our business.

Our sales cycle, particularly in the life sciences market, can be lengthy, which can cause variability and unpredictability in our operating results.

        The sales cycles for our products, particularly in the life sciences market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

If our competitors and potential competitors develop superior products and technologies our competitive position and results of operations would suffer.

        We face intense competition from a number of companies that offer products in our target markets. These competitors include:

  •
  companies developing and marketing sequence detection systems for life sciences research products;

  •
  healthcare companies that manufacture laboratory-based tests and analyzers;

  •
  diagnostic and pharmaceutical companies;

  •
  companies developing drug discovery technologies; and

  •
  companies developing or offering biothreat detection technologies.

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

        We also need to compete effectively with companies developing their own microfluidic technologies and products. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Rapid technological development may result in our products or technologies becoming obsolete. Products we offer could be made obsolete either by less expensive or more effective products based on similar or other technologies. If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. We also compete against universities and public and private research institutions. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we need for the development of our products. Licenses to this proprietary technology may not be available to us on acceptable terms, if at all.

        In many instances, particularly in the clinical area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we will lose sales and our business will be harmed.

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

        We face an inherent risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm, in part because our products are used for sensitive applications. We cannot be certain that we can successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:

  •
  decreased demand for our products;

  •
  injury to our reputation;

  •
  costs of related litigation; and

  •
  substantial monetary awards to plaintiffs.

        If we are the subject of a successful product liability lawsuit that exceeds the limits of any insurance coverage we may have, we may incur substantial liabilities, which would harm our business.

We may not receive substantial additional payments under our strategic commercial relationship with bioMerieux.

        The final $5.0 million payment under our agreement with bioMerieux is a milestone payment and will be received if and when bioMerieux commercializes its first product based on Cepheid's technology. This milestone may not be achieved. In addition, payment of royalties to us under this arrangement depends on sales by bioMerieux of end-user GeneXpert test cartridge sales. bioMerieux, however, is not obligated to sell any particular numbers of cartridges, and we may never earn appreciable product sales revenue or additional royalties from the arrangement.

If we are unable to maintain our relationships with collaborative partners and other third parties, we may have difficulty selling our products.

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

        Currently, our significant collaborative partners include:

  •
  Northrop Grumman Corp.'s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, with whom we will jointly install and test the BDS for the USPS;

  •
  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

  •
  bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our Smart Cycler and GeneXpert platforms;

  •
  Infectio Diagnostics, Inc., in an agreement to distribute IDI tests for GBS, MRSA and VRE, that have been configured for use with the Smart Cycler system, and to apply IDI proprietary genetic sequences for GBS, MRSA and VRE in the development and commercialization of Cepheid tests to be used in the GeneXpert system; and

  •
  Takara Bio, Inc. in a collaboration to manufacture and sell a line of general use PCR enzyme reagents optimized for use on our products.

        Relying on these or other collaborative relationships is risky to our future success because, among other things:

  •
  our collaborative partners may not devote sufficient resources to the success of our collaboration;

  •
  our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

  •
  our collaborative partners may develop technologies or components competitive with our products;

  •
  components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

  •
  some agreements with our collaborative partners may terminate prematurely due to disagreements or may result in litigation between the partners;

  •
  our collaborators may not have sufficient capital resources;

  •
  our existing collaborations may preclude us from entering into additional future arrangements; or

  •
  we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.

If we fail to obtain an adequate level of reimbursement for our products from third-party payers, our ability to sell products in some markets would be harmed.

        Our ability to sell our products in the clinical genetic assessment market will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

  •
  government health administration authorities;

  •
  private health coverage insurers;

  •
  managed care organizations; and

  •
  other organizations.

        If appropriate reimbursement cannot be obtained, our business could be harmed.

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

        We are utilizing a direct sales force to market our products in some markets. We have a relatively small sales force compared to our competitors. Failure to effectively promote and sell our products in these markets could have a negative impact on their market acceptance. If our systems fail to penetrate these expanding markets, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

If our distributor relationships are not successful, our ability to market and sell our products in the life sciences market would be harmed and our financial performance will be adversely affected.

        We depend on relationships with distributors for the marketing and sales of our products in the life sciences and clinical markets in various geographic regions and we have a limited ability to influence their efforts. In 2003, product sales through distributors represented 48% of total product sales. Our distributors in the United States, the Far East and Europe accounted for 30%, 7%, and 11%, respectively, of total product sales in 2003. These distributors accounted for 40%, 11%, and 3%, respectively, of total product sales in 2002. Other than our reserved right to sell directly to some end user customers, Takara Bio, Inc. is the exclusive distributor of Smart Cycler in the life sciences market in Japan and we also rely on various distributors for our sales of Smart Cycler in the European life sciences market. Relying on distributors for our sales and marketing is risky to our future for various reasons, including:

  •
  agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

  •
  our distributors may not devote sufficient resources to the sale of products;

  •
  our distributors may be unsuccessful;

  •
  our existing relationships with distributors may preclude us from entering into additional future arrangements; and

  •
  we may not be able to negotiate future distributor agreements on acceptable terms.

We may be subject to third-party claims that we require additional licenses for our products, and such claims could interfere with our business.

        Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Obtaining licenses to relevant patents could be costly and could materially harm our results of operations. Failing to obtain a license could result in litigation, which may consume our resources and lead to significant damages, royalty payments or an injunction on the sale of our products. In addition, some of these licenses could result in substantial additional royalties, which could adversely impact our product costs and harm our business.

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

        Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any of our licenses under which we have been granted rights relating to our technologies and products. We are aware of a number of third-party patents that relate to our technology, certain of which we believe are invalid or not infringed. We plan to seek licenses as we deem appropriate; however, such licenses may not be available on commercially acceptable terms, if at all. It is possible that third parties from whom we do not acquire a license may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

        Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some technology and have licensed some of our technology under patents of others. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

        In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

The world geopolitical climate may have created increased expectations for the biothreat market that may not materialize.

        The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created increased interest in BDS. Although we are part of the consortium that produced the BDS for the USPS, we are uncertain what the long-term impact the increased interest in this market will be on our product sales and the extent of the biothreat market over a substantial period of time. As a result, our revenues from the use of our products in BDS are difficult to predict and the amount and timing of any such revenues are subject to substantial uncertainty.

Our international operations subject us to additional risks and costs.

        Our international operations are subject to a number of difficulties and special costs, including:

  •
  compliance with multiple, conflicting and changing governmental laws and regulations;

  •
  laws and business practices favoring local competitors;

  •
  potential for exchange and currency risks;

  •
  potential difficulty in collecting accounts receivable;

  •
  import and export restrictions and tariffs;

  •
  difficulties staffing and managing foreign operations;

  •
  greater difficulties and expense in enforcing intellectual property rights;

  •
  business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution, and global economic conditions;

  •
  multiple conflicting tax laws and regulations; and

  •
  political and economic instability.

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

        We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as microbiology, regulatory, and sales and marketing. Retaining and training personnel with the requisite skills remains challenging, and, if general economic conditions improve, is likely to become extremely competitive again, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

If a catastrophe strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

        Our manufacturing facilities are located in Sunnyvale, California. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since the manufacturing facilities are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

        If we are presented with appropriate opportunities, we may acquire or make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of these operations and services of an acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns and the potential loss of key employees or customers of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

We might require additional capital to support business growth, and such capital might not be available.

        We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale or equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.

        Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency (EPA), and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

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

AVAILABLE INFORMATION

        Our website is located at www.cepheid.com. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (SEC). Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 2.    PROPERTIES

        We currently lease approximately 76,000 square feet of office and laboratory space in Sunnyvale, California, which serves as the base for our manufacturing, product support and research and development efforts pursuant to a lease that expires in March 2012. We also own a 9,500 square-foot building outside of Toulouse, France. We expect that this space will meet our currently anticipated facilities needs at least through 2007. If necessary, we believe we will be able to obtain additional facilities space on commercially- reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

        We are currently not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the last quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        Our common stock has been traded on the Nasdaq National Market since our initial public offering on June 21, 2000 under the symbol CPHD. Prior to such time, there was no public market for our common stock. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the Nasdaq National Market, were as follows:

	High	Low
Fiscal year ended December 31, 2002
First Quarter	$5.75	$2.23
Second Quarter	5.74	3.07
Third Quarter	5.70	2.58
Fourth Quarter	6.58	3.50
Fiscal year ended December 31, 2003
First Quarter	$6.15	$3.25
Second Quarter	5.38	3.08
Third Quarter	5.90	4.00
Fourth Quarter	10.40	4.67

        On March 4, 2004 the last reported sale price of our common stock on the Nasdaq National Market was $10.39 per share. On March 4, 2004, there were approximately 257 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

        Information on the Company's equity compensation plans is incorporated by reference from the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" contained in the proxy statement for the 2004 annual meeting of shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data have been derived from our audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$15,817	$12,413	$8,669	$4,397	$159
Contract revenues	638	403	131	416	1,187
Grant and government sponsored research revenue(1)	2,079	1,838	2,554	2,249	2,249

Total revenues	18,534	14,654	11,354	7,062	3,595

Costs and operating expenses:
Cost of product sales	8,628	8,766	6,330	3,851	97
Research and development(1)(2)	15,330	16,356	14,620	14,810	10,089
Selling, general and administrative(1)(3)	11,872	9,105	7,110	4,920	1,470
Collaboration profit sharing	262	—	—	—	—
Restructuring expenses	—	245	—	—	—

Total costs and operating expenses	36,092	34,472	28,060	23,581	11,656

Loss from operations	(17,558)	(19,818)	(16,706)	(16,519)	(8,061)
Other income, net	27	77	1,195	1,700	142

Net loss	(17,531)	(19,741)	(15,511)	(14,819)	(7,919)
Deemed dividend to Series C preferred shareholders(4)	—	—	—	(19,114)	—

Net loss applicable to common shareholders	$(17,531)	$(19,741)	$(15,511)	$(33,933)	$(7,919)

Basic and diluted net loss per common share	$(0.53)	$(0.70)	$(0.60)	$(2.14)	$(1.90)

Shares used in computing basic and diluted net loss per common share	33,367	28,203	25,939	15,859	4,164

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,510	$14,505	$24,680	$39,698	$1,493
Restricted cash	688	2,296	661	—	—
Working capital	21,839	16,274	26,781	41,259	732
Total assets	41,558	30,191	34,492	47,353	4,886
Long-term debt, net of current portion	1,978	1,993	1,167	1,504	1,205
Accumulated deficit	(80,107)	(62,576)	(42,835)	(27,324)	(12,505)
Total shareholders' equity	20,075	20,758	29,478	42,647	1,557

(1)
Prior year balances have been reclassified to conform to the current-year presentation.

(2)
Research and development included charges for stock-based compensation of $68, $351, $1,246, $3,706 and zero in 2003, 2002, 2001, 2000 and 1999, respectively.

(3)
Selling, general and administrative included charges for stock-based compensation of $31, $189, $543, $1,152 and zero in 2003, 2002, 2001, 2000 and 1999, respectively.

(4)
In January through March 2000, we consummated the sale of 6,379,978 shares of Series C convertible preferred stock from which we received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, we believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the fair value of the common stock as of January and March 2000. The increase in fair value of the common stock issuable upon conversion of the Series C convertible preferred stock resulted in a beneficial conversion feature of $19.1 million that was recorded as a deemed dividend to preferred shareholders in 2000.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual USPS funding and deployment of the BDS; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold, and whether the BDS, as-built, performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; lengthy sales cycles in certain markets; the performance and market acceptance of the group B streptococcus product; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing its direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks those set forth under "Risk Factors" and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

        We develop, manufacture, and market fully-integrated systems that perform genetic analysis, including DNA or RNA analysis, for the clinical genetic assessment, life sciences and biothreat markets. Our systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures. Genetic testing involves a number of complicated steps, including sample preparation, amplification and detection. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid genetic testing is particularly important, such as the infectious disease, cancer and biothreat testing markets. In particular, we have designed our systems to be capable of use in clinical genetic assessment. We have designed our systems to perform a broad range of genetic tests that are used to identify infectious organisms, enhance cancer management and care and identify organisms that could be used as bio-terrorism agents.

        Our two principal product platforms are our Smart Cycler and GeneXpert systems. Our initial product platform, the Smart Cycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the Smart Cycler in May 2000, and, in our estimation, we have sold more than 1,400 units to date to a wide range of customers. Some of these customers include CDC, the Cleveland Clinic, FDA, Johns Hopkins University, MaGee-Womens Hospital, Memorial Sloan-Kettering Cancer Center, the National Institutes of Health, Stanford University and USAMRIID. Our second product platform, the GeneXpert, integrates automated sample preparation with our Smart Cycler amplification and detection technology. We recently began shipping GeneXpert modules and anthrax test cartridges for use in the biothreat market. For example, the GeneXpert module is being incorporated in a BDS developed for the USPS. The GeneXpert system, a self-contained system that contains the GeneXpert module and related software, is in the final stages of development. We sell our products through both direct sales and various distribution channels worldwide. In addition, we are collaborating with strategic partners to co-develop assays, or biological tests. Some of our significant collaborators include the Children's Medical Center of Dallas, the Fred Hutchinson Cancer Research Center, the University of Pittsburgh Medical Center and USAMRIID.

        The BDS for the USPS has been developed by a Northrop Grumman-led consortium that includes Cepheid and other subcontractors. This consortium was awarded a production contract that the USPS has indicated will include a $175.0 million first phase, with the USPS having an option for a second phase. We believe that we will realize 15% to 17% of the first phase amount, the majority of which we believe we will realize in the second half of 2004. At the core of the BDS, Cepheid's GeneXpert technology rapidly analyzes air samples taken from USPS processing lines to detect DNA from any potential anthrax spores as mail moves through the processing equipment. The shipment and validation of the first article production GeneXpert modules for the USPS program had been completed in the fourth quarter of 2003. The BDS is currently scheduled to be installed on a production basis in identified USPS mail sorting facilities throughout the United States during 2004.

Sales Channels

        We sell our products into the clinical genetic assessment, life sciences and biothreat markets through both direct and various distribution channels. In the United States, we sell through our non-exclusive distributor, Fisher Scientific as well as our ten-person direct sales force. In Europe, we sell primarily through distributors. Cepheid SA, our French subsidiary, has facilitated the establishment of additional distributors in Europe, leading to increased product sales in that region. In the Far East and other non-U.S. markets, we sell solely through distribution channels. In 2004, we will continue to expand into other territories throughout the world through the addition of distributors.

Revenues

        During 2003, we derived the majority of our revenues from sales of Smart Cyclers and associated disposables and reagents and, to a lesser extent, from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program and from contract revenue derived from research and development arrangements. In 2004, we expect sales of GeneXpert anthrax cartridges to become a more significant portion of our revenue as the USPS BDS program enters into the production phase. We intend to focus our efforts primarily on developing additional tests for use on our Smart Cycler and GeneXpert platforms. In addition, in 2004 we expect to recognize revenues from the amortization of the up-front license payments in connection with our collaboration with bioMerieux.

Products

        We commenced commercial sales of the Smart Cycler in May 2000. We began shipping the Smart Cycler II, which features various enhancements to the Smart Cycler, in November 2002.

        Our GeneXpert module has been incorporated in the USPS BDS, and is currently being sold for integration by partner companies into their systems. A self-contained version of the GeneXpert system is in the final stages of development. We currently anticipate commercial launch of the self-contained GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005.

        We have begun to develop and sell tests for use with the Smart Cycler and GeneXpert system. We currently market a GBS test for use with our Smart Cycler systems and a GeneXpert anthrax test cartridge for use in the USPS BDS program. In addition, we are working internally and with partners to develop a variety of tests for use on our Smart Cycler and GeneXpert system for other applications, including MRSA, VRE, SLN and Melanoma-SLN.

Recent Developments

        In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using our proprietary or NASBA technology to be run on systems employing our Smart Cycler and GeneXpert platforms. We will receive up to a total of $15.0 million in potential payments under this agreement, in addition to potential product purchases and royalty payments on end-user GeneXpert test cartridge sales. Of the $15.0 million fee, $5.0 million has been received. Of the remaining $10.0 million, $5.0 million is due on June 30, 2004 and the remaining $5.0 million will become due if bioMerieux commercializes a product based on our technology.

        In February 2004, we received net proceeds of approximately $57.7 million from the sale of 5,500,000 shares of common stock in an underwritten public offering under a new registration statement.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

        We consider certain accounting policies related to revenue recognition, inventory reserve, and warranty accrual to be critical accounting policies. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

        We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain:

Revenue Recognition

        We recognize revenue from the sale of our products and contract arrangements. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

        Determining whether the elements required for us to recognize revenue are present (including, for example, determining whether there is sufficient evidence that an arrangement exists, the collectibility of billings and whether contractual performance obligations and milestones have been met) requires us to make estimates, assumptions and judgments that affect our operating results. For example, our determination of the probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

        Product sales.    We recognize revenue from product sales when goods are shipped, there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No right of return exists for our products except in the case of damaged goods. We have not experienced any significant returns of our products.

        Contract revenues.    Contract revenues consist of fees for technology licenses, fees for services rendered under research and development arrangements, grants and government sponsored research agreements, milestone payments and royalties received under license and collaboration agreements. Deferred revenue is recorded when funds are received in advance of technologies to be delivered or services to be performed.

        License revenue is generally recognized only after both the license period has commenced and the technology has been delivered. However, in multiple-element revenue arrangements, if the delivered technology does not have stand-alone value or if we do not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to the delivered technology is deferred and amortized over the related involvement period in which the remaining products or services are provided to the customer.

        Research and development and government sponsored research contract revenues are recognized as the related services are performed based on the performance requirements of the relevant contract. Under the agreements, we are required to perform specific research and development activities and are compensated based on the costs, or costs plus a mark-up, associated with each specific contract over the term of the agreement.

        Incentive milestone payments are recognized as revenue upon the achievement of the specified milestone, assuming there are no continuing performance obligations related to that milestone. Incentive milestone payments are substantially at risk at the inception of the arrangement and are normally triggered by events external to Cepheid.

        Royalties are based on licensees' net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured, and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Inventory Reserve and Warranty Accrual

        We maintain reserves for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance. The inventory reserve is established using management's estimate of the potential future obsolescence of inventory. As of December 31, 2003, reserve for inventory obsolescence was approximately $0.3 million. A substantial decrease in demand for our products or the introduction of new products could lead to excess inventories and could require us to increase our reserve for inventory obsolescence. Our current estimate or assumption is consistent with prior periods and, in the past, there have not been significant adjustments of the actual results to our estimates.

        Our warranty accrual is established using management's estimate for the future costs of any instrument failures during the one-year warranty period. As of December 31, 2003, warranty accrual was approximately $0.3 million. A significant change in failure rates of our Smart Cycler system could lead to increased warranty costs and could require us to increase our warranty reserve. If such adverse conditions were to occur, we cannot readily predict what effect on our financial condition or results of operations would result, as any such effect would depend on both future results of operations and the magnitude and timing of the adverse conditions. Our current estimate or assumption is consistent with prior periods and, in the past, there have not been significant adjustments of the actual results to our estimates.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which was originally effective for Cepheid on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to a receive a majority of the entity's residual returns or both. We have completed its evaluation of the provisions of FIN 46 and do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our consolidated financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units. EITF 00-21 is effective for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Revenues

        Total revenues increased 26% to $18.5 million in 2003 from $14.7 million in 2002. The increase in total revenues in 2003 as compared to 2002 was primarily due to an overall increase in product sales.

        Total product sales increased 27% to $15.8 million in 2003 from $12.4 million in 2002. Out of the 27% increase in 2003, 13% came from increased sales volume of our existing products and the remainder came primarily from the sales of our new products such as Smart Cycler II and GBS. The growth in product sales in 2003 as compared to 2002 resulted from the growth of sales volume of our Smart Cycler system, particularly in Europe as well as increasing sales volume of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection under the USPS program. The increase in product sales in Europe was due primarily to the establishment of several new distributors in this region through our wholly owned French subsidiary, Cepheid SA. In 2003 and 2002, product sales through distributors represented 48% and 54%, respectively, of our total product sales (including instruments, reagents and disposables). We had one direct customer that represented 11% of product sales for the year ended December 31, 2003 and had no direct customers that represented more than

10% of product sales for the year ended December 31, 2002. The following table provides a breakdown of our product sales by geographic regions:

	Year Ended December 31,
	2003	2002
	(as % of total product sales)
Total Product Sales:
North America	78%	81%
Europe	15%	8%
Far East	7%	11%

	100%	100%

Product Sales through Distributors:
North America	30%	40%
Europe	11%	3%
Far East	7%	11%

	48%	54%

        No single country outside of the United States represented more than 10% of our total revenues in any period presented.

        Contract revenues increased 58% to $638,000 in 2003 from $403,000 in 2002. This increase resulted from work performed in conjunction with our participation in the pilot program to develop the BDS for the USPS. We expect our contract revenue to increase in 2004 as a result of our collaboration with bioMerieux in which we expect to derive revenues from license fees as well as payments on research and development services over the next five years.

        Grant and government sponsored research revenue increased 13% to $2.1 million in 2003 from $1.8 million in 2002. The revenue was derived principally from our research and development contract with the USAMRIID. We expect a decline in grant and government sponsored research revenue in 2004 as the USAMRIID contract was completed in November 2003.

Cost of Product Sales

        Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales decreased 2% to $8.6 million in 2003 from $8.8 million in 2002. Our product gross margin percentage in 2003 was 45% as compared to 29% in 2002. The increase of 16% in product gross margin in 2003 as compared to 2002 was due primarily to a change in product mix to higher gross margin products and overall higher sales volume leading to increased manufacturing economies of scale. Out of the 16% increase in 2003, a shift in our product mix to higher gross margin products accounted for 7% and increased manufacturing economies of scale due to increased volumes of our existing products along with new product introductions accounted for most of the remainder of the increase as compared to 2002.

Research and Development Expenses

        Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses decreased 6% to $15.3 million in 2003 from $16.4 million in 2002. The primary reason for the decrease in 2003 as compared to 2002 was a reduction in work force that we completed in September 2002. Specifically, the decrease in 2003 as compared to 2002 was comprised primarily of a $0.3 million decrease in salaries and personnel-related expenses, a $0.5 million decrease in outside engineering and consulting costs, a $0.6 million decrease in facilities allocation and a $0.3 million decrease in amortization of deferred stock compensation, partially offset by a $0.5 million increase in research and development materials. We expect that our research and development expenses will increase slightly in 2004 as we continue our product development efforts, particularly with respect to developing assays for the Smart Cycler and GeneXpert systems.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 30% to $11.9 million in 2003 from $9.1 million in 2002. The increase in 2003 as compared to 2002 was primarily due to the organization and establishment of our wholly owned French subsidiary in the fourth quarter of 2002, which resulted in a $0.9 million increase in selling, general and administrative expenses, and increases in sales and marketing and executive headcount. Specifically, the increase in 2003 as compared to 2002 was comprised primarily of a $1.4 million increase in salaries and personnel-related expenses, a $0.3 million increase in travel expenses due to the increased sales activities, a $1.0 million increase in consulting costs and a $0.2 million increase in insurance costs, partially offset by a $0.2 million decrease in amortization of deferred stock compensation. We expect that our selling, general and administrative expenses will increase slightly in 2004 as we continue to make additional investments in sales and marketing.

Collaboration Profit Sharing

        The $262,000 in collaboration profit sharing in 2003 was related to the profit sharing provision under our collaboration agreement with Applied Biosystems to develop reagents for use in the BDS developed for the USPS. Under the agreement, gross margin on anthrax cartridge sales are shared between the two parties.

Other Income, Net

        Other income, net consists of interest income, interest expense and foreign exchange gain or loss. Other income, net decreased to $27,000 in 2003 from $77,000 in 2002. The decrease was primarily due to a decrease in interest income resulting from our lower average cash and cash equivalents balance as well as lower interest rates, partially offset by foreign exchange gain in 2003.

Income Taxes

        We incurred net operating losses in 2003 and 2002, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2003 and 2002, we had deferred tax assets of approximately $31.4 million and $24.3 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance, as the future realization of the tax benefit is not currently likely. The net valuation allowance increased by $7.0 million during the year ended December 31, 2003. Deferred tax assets relate to net operating loss carryforwards, research credit carryforwards and capitalized research and development costs. As of December 31, 2003, we had federal net operating loss carry forwards of approximately $64.1 million. We also had federal research and development tax credit carry forwards of approximately $1.1 million.

        Our federal net operating loss and credit carryforwards, if not offset against future taxable income, will expire from 2011 through 2023. Under the provisions of the Internal Revenue Code of 1986, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Comparison of Years Ended December 31, 2002 and 2001

Revenues

        Total revenues increased 29% to $14.7 million in 2002 from $11.4 million in 2001. The increase in total revenues in 2002 as compared to 2001 was due to an overall increase in product sales, partially offset by a decline in contract revenues. Total product sales increased 43% to $12.4 million for the year ended December 31, 2002 from $8.7 million for the prior year. The growth in product sales in 2002 as compared to 2001 resulted from an increase of 35% in instrument sales, particularly of the Smart Cycler system, initial prototype sales of our GeneXpert system, and an increase of more than 190% in reagent and disposable sales, particularly our disposable Smart Cycler reaction tubes. The increase in product sales was due to the growth of sales through our international distribution network and direct sales force in the United States, and growing market acceptance of the Smart Cycler system. In 2002, product sales through distributors represented 54% of our total product sales (including instruments, reagents and disposables). We had no direct customers that represented more than 10% of product sales in either 2002 or 2001.

        Contract revenues increased $0.3 million to $0.4 million in 2002. This increase primarily resulted from work performed in conjunction with our participation in the pilot program to develop a BDS for the USPS.

        Grant and government sponsored research revenue decreased 28% to $1.8 million in 2002 from $2.6 million in 2001. The decrease resulted from a decline in the number of active government contracts worked on during 2002 as compared to 2001.

Cost of Product Sales

        Cost of product sales increased 38% to $8.8 million in 2002 from $6.3 million in 2001. The increase in absolute dollars of cost of product sales in 2002 as compared to 2001 was driven by the corresponding increase in product sales. Our product gross margin percentage in 2002 was 29% as compared to 27% in 2001. The increase in product gross margin in 2002 as compared to 2001 was due to increased economies of scale due to increased production volume and improved product pricing of our Smart Cycler system resulting from more direct sales, partially offset by increased warranty costs. The increase in warranty costs is primarily due to $0.4 million in warranty costs recognized in the third quarter of 2002 to enhance the reliability of the Smart Cycler system.

Research and Development Expenses

        Research and development expenses increased 12% to $16.4 million in 2002 from $14.6 million in 2001. This increase resulted primarily from a $1.4 million increase in facilities costs related to our new company headquarters, a $1.4 million increase in salaries and personnel-related expenses because of increased headcount, and $0.3 million increase in depreciation and amortization, partially offset by a $0.9 million decrease in the amortization of deferred stock compensation and a $0.3 million decrease in outside engineering and consulting costs. The overall increase in research and development expenses in 2002 as compared to 2001 was primarily related to our development efforts for the GeneXpert system.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 28% to $9.1 million in 2002 from $7.1 million in 2001. The increase in 2002 as compared to 2001 was due to a $1.1 million increase in salaries and personnel-related expenses, primarily comprised of salaries for increased sales, marketing and executive headcount, $0.2 million in severance costs, a $0.3 million increase in sales commissions due to increased product sales, a $0.2 million increase in travel and lodging costs primarily due to our expanded direct sales force, and a $0.5 million increase in legal costs, partially offset by a $0.3 million decrease in our amortization of non-cash deferred stock compensation.

Other Income, Net

        Other income, net decreased to $77,000 in 2002 from $1.2 million in 2001. The $1.1 million decrease was primarily due to a decrease in interest income resulting from our lower average cash and cash equivalents balance as well as lower interest rates and an increase in interest expense resulting from increased borrowings on our lease line of credit in 2002.

Restructuring Expenses

        We incurred restructuring expenses of $245,000 related to the restructuring plan that we completed during the quarter ended September 30, 2002. The restructuring charge was primarily composed of severance costs for terminated employees and, to small degree, professional fees and the write-off of impaired assets. In connection with the plan, our headcount was reduced by approximately 15%. The purpose of the restructuring plan was to realign our workforce to reflect our shift in emphasis from research and development to manufacturing and marketing of our instruments and reagent systems. There were no remaining cash payments to be made under this restructuring plan at December 31, 2002.

Income Taxes

        We incurred net operating losses in 2002 and 2001, and consequently we did not pay any federal, state or foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

        As of December 31, 2003, we had $19.2 million in cash and cash equivalents (including $0.7 million in restricted cash). In 2003, we received a total of $15.9 million in cash proceeds, net of issuance costs, from sales of our common stock under our shelf registration statement. We maintain our portfolio of cash equivalents in short-term commercial paper and money market funds in order to minimize market risk and preserve principal. Through December 31, 2003, we had raised approximately $92.7 million in aggregate net proceeds from sales of our equity securities. In addition, in February 2004, we received net proceeds of approximately $57.7 million from the sale of 5,500,000 shares of common stock in an underwritten public offering under a new registration statement declared effective in February 2004.

        Net cash used for operating activities was $10.8 million, $15.3 million and $13.0 million in 2003, 2002 and 2001, respectively. In 2003, net cash used for operating activities primarily consisted of $8.2 million in cost of sales, $13.9 million in research and development costs, $11.6 million in selling, general and administration expenses and a $1.2 million increase in inventory, largely offset by $24.3 million in cash received from customers, which included $5.0 million in payments from bioMerieux. In 2002, net cash used for operating activities consisted of $8.4 million in cost of product sales, $14.7 million in research and development costs and $8.6 million in selling, general and administration expenses, partially offset by $13.6 million in cash received from customers and a $2.9 million decease in payments on accounts payable and accrued liabilities. In 2001, net cash used for operating activities consisted of $6.1 million in cost of product sales, $12.5 million in research and development costs, $6.3 million in selling, general and administration expenses and a $1.8 million increase in inventory, partially offset by $11.9 million in cash received from customers and $1.5 million cash from interest income. The above amounts for cost of sales, research and development costs and selling, general and administrative expenses are net of stock-based compensation expenses and depreciation and amortization on property and equipment.

        Net cash used in investing activities was $2.3 million and $11.1 million in 2003 and 2001, respectively, and net cash provided by investing activities was $2.1 million in 2002. Net cash used in investing activities in 2003 consisted of $4.0 million in capital expenditures partially offset by a $1.6 million decrease in restricted cash due to the termination of two standby letters of credit resulting in the return of corresponding collateral. Net cash provided by investing activities in 2002 consisted of $8.8 million from the maturity of marketable securities, partially offset by $5.0 million in capital expenditures and $1.6 million in restricted cash. Net cash used in investing activities in 2001 consisted of $1.7 million in capital expenditures, $8.8 million for the purchase of marketable securities, and $0.7 million in restricted cash.

        Net cash provided by financing activities was $17.2 million, $11.7 million and $0.4 million in 2003, 2002 and 2001, respectively. The $17.2 million in 2003 consisted of proceeds of $16.8 million from sales of common stock, including net proceeds of $15.9 million from our common stock offerings, and $2.4 million in proceeds from equipment loans, partially offset by repayments of $2.0 million on our equipment and mortgage loans. The $11.7 million in 2002 consisted of proceeds of $10.5 million from sales of common stock, including net proceeds of $9.5 million from our August 2002 common stock offering, and $2.6 million in proceeds from equipment and mortgage loans, partially offset by repayments of $1.3 million on our equipment and mortgage loans. The $0.4 million in 2001 included proceeds of $0.5 million from sales of common stock under employee stock purchase plan and proceeds of $0.8 million from equipment loans, partially offset by repayments of $1.0 million on our equipment loans.

Contractual Obligations

        As of December 31, 2003, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual Obligations
Equipment loans	$2,145	$2,115	$—	$—	$4,260
Operating leases	1,393	2,912	3,089	5,372	12,766
Purchase obligations	2,407	—	—	—	2,407
Minimum royalty payments	271	574	620	3,031	4,496

Total	$6,216	$5,601	$3,709	$8,403	$23,929

        Through December 31, 2003, we had financed a total of approximately $6.6 million in equipment purchases under an equipment financing agreement. Our total obligation under this agreement was approximately $3.9 million at December 31, 2003. The equipment loans are secured by the financed equipment, bear interest at a weighted-average interest rate of 8.6% and are due in monthly installments through December 2006. Under certain of the equipment financing agreement, a balloon payment is due at the end of each individual lease term of the underlying equipment. In October 2002, we provided a letter of credit in the amount of $1.1 million to the creditor as additional security for our obligations under this agreement, and our ability to draw down additional funding under our agreement was suspended. In September 2003, the creditor waived the letter of credit and we were permitted to draw down additional amounts under the equipment financing agreement. As of December 31, 2003, we had approximately $1.5 million in credit available under this agreement.

        Purchase obligations include purchase orders or contracts for the purchase of raw materials and other goods and services. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for six months. Minimum royalty payments represent technology license fees we are obligated to pay for our exclusive license from LLNL. Total obligation amount presented in the table does not include contractual obligations recorded as current liabilities on the balance sheet as of December 31, 2003.

        The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

        As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Financial Condition Outlook

        We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. In 2004, we expect to spend approximately $2.7 million on automated manufacturing equipment and approximately $2.1 million on leasehold improvements, equipment and computer hardware and software. We expect to have negative cash flow from operations through at least the end of 2004. Our total cash used in 2003 was $11.8 million excluding the $15.8 million in net proceeds received from our common stock offerings during the year. After the proceeds of approximately $57.7 million from our February 2004 common stock offering and the second license fee payment of $5.0 million from bioMerieux due in June 2004, we anticipate that our existing capital resources will enable us to maintain currently planned operations for the next several years. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.

        In the future, we may seek additional funds to support our strategic business needs and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in short-term commercial paper and money market funds. Due to the short-term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K.

        We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

        We have operated primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities are transacted in U.S. Dollars for 2003. Accordingly, we do not have material exposure to foreign currency rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The following consolidated financial statements and the related notes thereto, of Cepheid and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cepheid

        We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(c). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
January 28, 2004, except for Note 10,
as to which the date is February 18, 2004

CEPHEID

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$18,510	$14,505
Restricted cash	—	1,608
Accounts receivable	3,504	3,044
Collaboration receivable	5,000	—
Inventory	5,088	3,850
Prepaid expenses and other current assets	650	352

Total current assets	32,752	23,359
Property and equipment, net	8,071	6,144
Restricted cash	688	688
Other assets	47	—

Total assets	$41,558	$30,191

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,823	$2,367
Accrued compensation	1,604	1,171
Accrued other liabilities	2,350	1,963
Current portion of deferred revenue	3,239	129
Current portion of equipment financing	1,897	1,423
Current portion of bank loan payable	—	32

Total current liabilities	10,913	7,085
Long-term portion of deferred revenue	8,095	—
Equipment financing, less current portion	1,978	1,629
Bank loan payable, less current portion	—	364
Deferred rent	497	355
Commitments
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 35,999,504 and 30,985,716 shares issued and outstanding at December 31, 2003 and 2002, respectively	92,694	75,928
Additional paid-in capital	7,501	7,505
Deferred stock-based compensation	—	(103)
Accumulated other comprehensive income (loss)	(13)	4
Accumulated deficit	(80,107)	(62,576)

Total shareholders' equity	20,075	20,758

Total liabilities and shareholders' equity	$41,558	$30,191

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Instrument sales	$13,012	$11,075	$8,208
Reagent and disposable sales	2,805	1,338	461

Product sales	15,817	12,413	8,669
Contract revenues	638	403	131
Grant and government sponsored research revenue	2,079	1,838	2,554

Total revenues	18,534	14,654	11,354

Costs and operating expenses:
Cost of product sales	8,628	8,766	6,330
Research and development (including charges for stock-based compensation of $68, $351 and $1,246 in 2003, 2002 and 2001, respectively)	15,330	16,356	14,620
Selling, general and administrative (including charges for stock-based compensation of $31, $189 and $543 in 2003, 2002 and 2001, respectively)	11,872	9,105	7,110
Collaboration profit sharing	262	—	—
Restructuring expenses	—	245	—

Total costs and operating expenses	36,092	34,472	28,060

Loss from operations	(17,558)	(19,818)	(16,706)
Other income, net	27	77	1,195

Net loss	$(17,531)	$(19,741)	$(15,511)

Basic and diluted net loss per share	$(0.53)	$(0.70)	$(0.60)

Shares used in computing basic and diluted net loss per share	33,367	28,203	25,939

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock			Notes Receivable from Shareholders		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Deferred Stock-Based Compensation		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2000	26,424	$64,944	$8,310	$(35)	$(3,238)	$(10)	$(27,324)	$42,647
Payment on note receivable from related party	—	—	—	35	—	—	—	35
Adjustment to deferred stock-based compensation for terminated employees	—	—	(625)	—	625	—	—	—
Issuance of shares of common stock under employee and director option plans	41	48	—	—	—	—	—	48
Repurchase of common shares originally issued under employee option plans	(60)	(49)	—	—	—	—	—	(49)
Repurchase of common shares originally issued to founders of the Company	(109)	(1)	—	—	—	—	—	(1)
Issuance of common shares upon exercise of warrants	147	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,780	—	—	1,780
Stock-based compensation related to consulting services rendered	—	—	9	—	—	—	—	9
Issuance of shares of common stock under employee stock purchase plan	203	517	—	—	—	—	—	517
Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,511)	(15,511)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	3	—	3

Total comprehensive loss								(15,508)

Balance at December 31, 2001	26,646	65,459	7,694	—	(833)	(7)	(42,835)	29,478
Issuance of common shares under a shelf registration statement (net of issuance costs of $1,095)	4,000	9,505						9,505
Adjustment to deferred stock-based compensation for terminated employees	—	—	(201)	—	201	—	—	—
Issuance of shares of common stock under employee and director option plans	151	369	—	—	—	—	—	369
Repurchase of common shares originally issued under employee option plans	(7)	(10)	—	—	—	—	—	(10)
Issuance of common shares upon exercise of warrants	8	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	529	—	—	529
Stock-based compensation related to consulting services rendered	—	—	12	—	—	—	—	12
Issuance of shares of common stock under employee stock purchase plan	188	605	—	—	—	—	—	605
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,741)	(19,741)
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized gain on available-for-sale securities	—	—	—	—	—	7	—	7

Total comprehensive loss								(19,730)

Balance at December 31, 2002	30,986	75,928	7,505	—	(103)	4	(62,576)	20,758

Issuance of common shares under a shelf registration statement (net of issuance costs of $1,250)	4,694	15,852						15,852
Adjustment to deferred stock-based compensation for terminated employees	—	—	(18)	—	18	—	—	—
Issuance of shares of common stock under employee and director option plans	190	558	—	—	—	—	—	558
Issuance of common shares upon exercise of warrants	6	16	—	—	—	—	—	16
Amortization of deferred stock-based compensation.	—	—	—	—	85	—	—	85
Stock-based compensation related to consulting services rendered	—	—	14	—	—	—	—	14
Issuance of shares of common stock under employee stock purchase plan	124	340	—	—	—	—	—	340
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,531)	(17,531)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)

Total comprehensive loss								(17,548)

Balance at December 31, 2003	36,000	$92,694	$7,501	$—	$—	$(13)	$(80,107)	$20,075

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(17,531)	$(19,741)	$(15,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,029	2,036	1,397
Amortization of deferred stock-based compensation	85	529	1,780
Stock-based compensation related to consulting services rendered	14	12	9
Deferred rent	142	301	(22)
Changes in operating assets and liabilities:
Accounts receivable	(460)	(1,024)	387
Collaboration receivable	(5,000)	—	—
Inventory	(1,238)	(282)	(1,796)
Prepaid expenses and other assets	(345)	36	196
Accounts payable and other current liabilities	(174)	2,528	68
Deferred revenue	11,205	(55)	184
Accrued compensation	433	393	268

Net cash used in operating activities	(10,840)	(15,267)	(13,040)

INVESTING ACTIVITIES:
Capital expenditures	(3,956)	(4,994)	(1,682)
Proceeds from maturities of marketable securities	—	8,775	—
Purchase of marketable securities	—	—	(8,775)
Restricted cash	1,608	(1,635)	(661)

Net cash (used in) provided by investing activities	(2,348)	2,146	(11,118)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	16,766	10,469	517
Repayment on note receivable from shareholder	—	—	35
Proceeds from loan arrangements	2,400	2,563	816
Principal payments under loan arrangements	(1,973)	(1,311)	(1,003)

Net cash provided by financing activities	17,193	11,721	365

Net increase (decrease) in cash and cash equivalents	4,005	(1,400)	(23,793)
Cash and cash equivalents at beginning of year	14,505	15,905	39,698

Cash and cash equivalents at end of year	$18,510	$14,505	$15,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$232	$235	$255

See accompanying notes.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Organization and Summary of Significant Accounting Policies

Organization and Business

        Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical genetic assessment, life sciences and biothreat markets. The Company's systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.

Principles of Consolidation

        The consolidated financial statements of Cepheid include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currency have been translated using the U.S. dollar as the functional currency.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Financial Instruments

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated fair value as of December 31, 2003 and 2002, because of the relatively short maturity of these instruments.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At December 31, 2003 and 2002, the Company had $18.5 million and $14.5 million, respectively, in cash and cash equivalents.

Restricted Cash

        Restricted cash consists of a certificate of deposits and bank term deposits all with maturities of greater than 90 days. At December 31, 2003 and 2002, the Company had $0.7 million and $2.3 million of restricted cash, respectively. The $0.7 million in restricted cash balance at December 31, 2003 was collateral for a standby letter of credit issued in connection with a facility lease obligation. The $2.3 million in restricted cash at December 31, 2002 was made up of $1.1 million which was collateral for a standby letter of credit issued in connection with an equipment lease obligation, $0.5 million which was collateral for a standby letter of credit issued in connection with a mortgage obligation, and $0.7 million which was collateral for a standby letter of credit issued in connection with a facility lease.

Inventory

        Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out (FIFO) method.

        The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management's estimate of the potential future obsolescence of inventory. At December 31, 2003 and 2002, the reserve for inventory obsolescence was $0.3 million and $0.4 million, respectively.

        The components of inventories were as follows (in thousands):

	December 31,
	2003	2002
Raw materials	$2,203	$2,361
Work in process	1,487	988
Finished goods	1,398	501

	$5,088	$3,850

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

        Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Land	$21	$16
Buildings	415	346
Scientific equipment	2,761	2,049
Manufacturing equipment	5,911	3,715
Office furniture, computers and equipment	3,157	2,921
Leasehold improvements	2,630	1,210

	14,895	10,257
Less accumulated depreciation and amortization	(6,824)	(4,113)

	$8,071	$6,144

Long-Lived Assets

        The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets consist of property and equipment.

Warranty Accrual

        The Company warrants its products from defect for a period of 12 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. The Company's warranty accrual is established using management's estimate for future costs of repairing any instrument failures during the one-year warranty period. As of December 31, 2003 and 2002, the accrued warranty liability was $0.3 million and $0.6 million, respectively. The activity in the warranty accrual for the year ended December 31, 2003 consisted of the following (in thousands):

Balance at December 31, 2002	$634
Costs incurred and charged against reserve	(763)
2003 Provision for warranty	326
2003 Provision for specific warranty repair	134

Balance at December 31, 2003	$331

Revenue Recognition

        The Company recognizes revenue from the sale of products and contract arrangements. The Company's revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

        Product Sales.    The Company recognizes revenue from product sales when goods are shipped, there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No right of return exist for the Company's products except in the case of damaged goods. The Company has not experienced any significant returns of the Company's products.

        Contract Revenues.    Contract revenues consist of fees for technology licenses, fees for services rendered under research and development arrangements, grants and government sponsored research agreements, milestone payments and royalties received under license and collaboration agreements. Deferred revenue is recorded when funds are received in advance of technologies to be delivered or services to be performed.

        License revenue is generally recognized only after both the license period has commenced and the technology has been delivered. However, in multiple-element revenue arrangements, if the delivered technology does not have stand-alone value or if the Company does not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to the delivered technology is deferred and amortized over the related involvement period in which the remaining products or services are provided to the customer.

        Research and development and government sponsored research contract revenues are recognized as the related services are performed based on the performance requirements of the relevant contract. Under the agreements, the Company is required to perform specific research and development activities and is compensated based on the costs, or costs plus a mark-up, associated with each specific contract over the term of the agreement.

        Incentive milestone payments are recognized as revenue upon the achievement of the specified milestone, assuming there are no continuing performance obligations related to that milestone. Incentive milestone payments are substantially at risk at the inception of the arrangement and are normally triggered by events external to the Company.

        Royalties are based on licensees' net sales of products that utilize the Company's technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured, and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

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

Stock-Based Compensation

        The Company accounts for its employee stock option and stock purchase plans using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for employee or director stock options granted not less than fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), as amended by SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Pro forma amounts may not be representative of future periods.

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(17,531)	$(19,741)	$(15,511)
Deduct: Total stock-based employee compensation determined under the fair value method for all employee-related stock-based awards, net of tax related effects	(3,371)	(3,338)	(1,045)
Add: Amortization of deferred stock compensation	85	529	1,780

Pro forma net loss	$(20,817)	$(22,550)	$(14,776)

Basic and diluted net loss per share:
As reported	$(0.53)	$(0.70)	$(0.60)
Pro forma	$(0.62)	$(0.80)	$(0.57)

        The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.97%	4.00%	5.00%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company's common stock	1.2	1.4	1.4
Weighted-average expected life of option (years)	5	5	5

        The same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 2 years, was used. The value of stock options granted to non-employees has been recorded in the financial statements.

        The weighted-average fair value of options granted during 2003, 2002 and 2001 was $3.89, $3.54 and $4.06, respectively. All options granted were at exercise prices at the current fair market value of the stock on the date of grant.

        The fair value option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Comprehensive Income (Loss)

        Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company's other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss and the components of accumulated other comprehensive income or loss are presented in the accompanying consolidated statements of shareholders' equity. Total accumulated other comprehensive income or loss is displayed as a separate component of shareholders' equity in the accompanying consolidated balance sheets.

Net Loss Per Share

        Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company's right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(17,531)	$(19,741)	$(15,511)

Basic and diluted:
Weighted-average shares of common stock outstanding.	33,398	28,400	26,450
Less: weighted-average shares subject to repurchase	(31)	(197)	(511)

Shares used in computing basic and diluted net loss per share	33,367	28,203	25,939

Basic and diluted net loss per share	$(0.53)	$(0.70)	$(0.60)

        During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consisted of the following (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Outstanding options	4,342	3,308	2,238
Warrants to purchase common stock	—	13	42

Total	4,342	3,321	2,280

Weighted average exercise price of stock options	$4.33	$4.19	$4.12

Weighted average exercise price of warrants	N/A	$2.58	$2.58

Reclassifications

        Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which was originally effective for the Company on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to a receive a majority of the entity's residual returns or both. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units. EITF 00-21 is effective for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

2.     Segment and Significant Concentrations

        The Company and its wholly owned subsidiaries operate in only one business segment.

        The Company currently sells its products through its direct sales force and through third-party distributors. For the year ended December 31, 2003, there was one direct customer that represented 11% of total product sales. For the years ended December 31, 2002 and 2001, there was no one direct customer that represented greater than 10% of total product sales. The Company entered into distribution agreements with Fisher Scientific Company L.L.C. and Takara Bio, Inc. to market the Cepheid Smart Cycler system in U.S. and Canada and in Japan, South Korea, Taiwan, Hong Kong and China, respectively. The Company also entered into several regional distribution arrangements throughout Europe and other countries. Information about sales through distributors for the three years ended December 31, 2003, 2002 and 2001 was as follows:

	Year Ended December 31,
	2003	2002	2001
	(as percentage of total product sales)
Product Sales through Distributors in:
North America	30%	40%	39%
Far East	7%	11%	25%
Europe	11%	3%	10%

Total Product Sales through Distributors	48%	54%	74%

        No single country outside of the United States represented more than 10% of the Company's total revenues in any period presented. No single country outside of the United States represented 10% or more of the Company's total net assets in any period presented. No single country outside of the United States represented more than 10% of the Company's total net property, plant and equipment in any period presented.

        The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

        Financial instruments that potentially subject the company to concentrations of credit risk primarily consist of cash equivalents and debt securities.

3.     Agreements with Infectio Diagnostics, Inc.

        In November 2003, the Company entered into a series of new agreements with Infectio Diagnostics, Inc. (IDI) Under the new agreements, the Company's joint venture with IDI, Aridia Corp., was dissolved. The joint venture was formed in February 2000 and had not been funded and no amounts were incurred by or recorded by the joint venture through the date of its dissolution in November 2003.

        Under the new agreements, the Company received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for group B streptococcus (GBS), methicillin resistant staphylococcus (MRS) and vancomycin resistant enterococcus (VRE), that have been configured for use with the Smart Cycler system. The Company also received a non-exclusive, royalty-bearing license to apply IDI proprietary genetic sequences for GBS, MRSA and VRE in the development and commercialization of Cepheid tests to be used in the GeneXpert system. IDI received non-exclusive worldwide rights to distribute the Company's Smart Cycler system for use with IDI tests.

4.     Commercial Relationship with bioMerieux, Inc.

        In December 2003, the Company entered into an agreement with bioMerieux, Inc. for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing the Company's Smart Cycler and GeneXpert platforms. Under the agreement, bioMerieux agreed to pay a $10.0 million license fee, of which $5.0 million had been received as of December 31, 2003 with the remaining $5.0 million due on June 30, 2004. An additional $5.0 million milestone payment will be made when and if bioMerieux commercializes its first product based on the Company's technology. The Company may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales. The Company recorded the $10.0 million license execution fee as deferred revenue on its balance sheet as of December 31, 2003, and this execution fee will be recognized as revenue ratably over the period of approximately five years, which represents the estimated period of our continuing involvement under this agreement.

5.     Equipment and Building Financing

        The Company financed its equipment purchases under an equipment financing agreement with a financing company. As of December 31, 2003 and 2002, the Company had financed $6.6 million and $6.2 million respectively, in equipment purchases under these agreements. The equipment loans are to be repaid over 42 to 48 months at interest rates ranging from 7.70% to 9.95% and are secured by the related equipment. In October 2002, the Company provided a standby letter of credit in the amount of $1.1 million to the creditor as additional security for the obligations under this agreement, and its ability to draw down additional funding under the agreement was suspended. The amount of the collateral for this standby letter of credit was classified as restricted cash at December 31, 2002. In September 2003, the creditor waived the letter of credit, and the Company was permitted to draw down additional amounts under the equipment financing agreement. As of December 31, 2003, the Company has approximately $1.5 million in credit available under this agreement.

        In December 2002, the Company purchased land and a building for approximately $0.4 million to be utilized by its newly formed wholly owned French subsidiary, Cepheid SA. This purchase was financed with a ten-year mortgage bearing interest at 4.75%. The mortgage was fully secured by the land and building purchased as well as a standby letter of credit in the amount of $0.5 million. The amount of the collateral for this standby letter of credit was classified as restricted cash at December 31, 2002. In November 2003, the Company repaid the mortgage in full and the standby letter of credit was terminated accordingly.

        Future minimum principal payments under the equipment financing arrangement at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$2,145
2005	1,487
2006	627

Total minimum payments	4,259
Amount representing interest	(384)

Present value of future payments	3,875
Current portion of equipment financing	(1,897)

Non-current portion of equipment financing	$1,978

6.     Leases, Commitments and Contingencies

Facility Leases

        The Company leases its facility under a ten-year operating lease, which expires on March 18, 2012. The lease provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.7 million, collateralized by a certificate of deposit. This certificate of deposit has been classified as restricted cash on the balance sheet as of December 31, 2003 and 2002.

        Minimum annual rental commitments under the operating leases at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$1,393
2005	1,435
2006	1,478
2007	1,522
2008	1,567
Thereafter	5,372

Total minimum payments	$12,767

        Rent expense for years ended December 31, 2003, 2002 and 2001 was $1.5 million, $1.7 million, and $0.7 million, respectively.

License and Collaboration Agreements

        The Company has a worldwide exclusive license with Lawrence Livermore National Laboratory (LLNL) to use or sublicense certain patent rights and to make, have made, import, and use certain licensed products relating to the patent rights for the use of rapid thermal cycling technology with real time optical detection for nucleic acid amplification. The Company paid LLNL an issuance fee of $0.2 million for this technology in 1997. In addition, upon commercialization of any product containing the licensed technology, including the Smart Cycler system, the Company is required to pay royalties to LLNL based on net sales. In April 2000, the Company entered into a non-exclusive license agreement with Applied Biosystems (formerly PE Biosystems) for the use of a thermal cycling technology in specific fields. The license requires the Company to pay royalties on a percentage of product sales. The Company had accrued royalties totaling $0.2 million and $0.3 million relating to the LLNL and Applied Biosytems agreements as of December 31, 2003 and 2002, respectively.

        In October 2002, the Company entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the BDS under development for the USPS by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by Applied Biosystems for packaging by the Company into its GeneXpert test cartridges and sold by the Company for use in the BDS. This agreement calls for gross margin on sales of anthrax cartridges for the USPS BDS program to be shared between the two parties. The Company had accrued profit sharing amounts owed to Applied Biosystems totaling $0.3 million relating to this collaboration agreement as of December 31, 2003.

7.     Shareholders' Equity

Common Stock

        Initial Public Offering.    On June 21, 2000, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $6.00 per share. The offering resulted in net proceeds of approximately $26.8 million. At the close of the offering, all issued and outstanding shares of the Company's preferred stock were converted into 13,326,636 shares of common stock. In July 2000, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 750,000 shares of the Company's common stock, generating additional net proceeds of approximately $4.2 million.

        Offerings under a Shelf Registration Statement.    In December 2001, the Company filed a shelf registration statement for the issuance of up to $35.0 million in debt and/or equity securities. Pursuant to this shelf registration statement, on August 2, 2002, the Company completed the sale of 4,000,000 common shares at $2.65 per share for net proceeds of approximately $9.5 million. On March 4, 2003, the Company completed the sale of 1,360,000 common shares at $3.69 per share for net proceeds of approximately $4.7 million. On August 13, 2003, the Company completed the sale of 2,777,778 common shares of common stock at $3.60 per share for net proceeds of approximately $9.2 million to an institutional investor. On November 7, 2003, the Company completed another sale of 555,556 common shares to the same institutional investor, at $3.75 per share for net proceeds of approximately $2.0 million, pursuant to an option issued in connection with its common stock offering on August 13, 2003. As of December 31, 2003, the Company has approximately $7.3 million still available for sale under this shelf registration statement.

Warrants

        In connection with the Series B Preferred Stock offering in 1998, the Company issued warrants to purchase 274,797 shares of common stock at an exercise price of $2.58 per share to the private placement agent for the Series B Preferred Stock financing. The warrants expired on April 30, 2003. The warrants were exercisable immediately as of the issue date of April 22, 1998. Because these warrants were considered equity issuance costs at the time of issuance, no value was recorded since the net impact on shareholders' equity would have been zero. There were 6,232 and 28,536 shares of these warrants exercised during 2003 and 2002 in exchange for 6,232 and 7,600 shares of common stock, respectively, and were included in common stock issued as of December 31, 2003 and 2002. As of December 31, 2003, there were no warrants outstanding to purchase the Company's common stock.

Stock Option Plan

        On April 16, 1997, the Board of Directors approved a Stock Option Plan (the Plan) and initially reserved 2,000,000 shares for issuance thereunder. In January 2000 and June 2001, the Board of Directors and the shareholders approved amendments to reserve an additional 800,000 shares and 1,875,000 shares, respectively, for issuance under the Plan. The Plan provides for annual increases in the number of shares available for issuance under the Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In January 2003, an additional 927,782 shares were reserved for issuance under this provision. In May 2003, the shareholders approved an amendment to terminate the 2000 Non-Employee Directors' Stock Option Plan (the Directors' Plan) and reserve for issuance under the 1997 Plan the 200,000 shares previously available for issuance under the Directors' Plan. As of December 31, 2003, a total of 7,395,867 shares were authorized for issuance under the Plan and 1,159,226 shares remain available for future grant.

        Under the Plan, as amended, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants. Options are granted at an exercise price of no less than the fair market value per share of the common stock on the date of grant and expire not later than ten years from the date of grant. Options under the Plan generally vest 25% one year after the date of grant and then on a pro rata basis over the following 36 months.

        Pursuant to the Change of Control Retention and Severance Agreements between the Company and its executives, in the event of an executive's termination upon a change of control, all of the executive's outstanding stock options granted by the Company to the executive prior to the change of control shall become fully vested and exercisable immediately prior to the effective date of the termination upon a change of control. Approximately 1.0 million shares of the executive options outstanding were remeasured at various dates in 2003 and 2002, the dates of the modification, for the change in control provision. Such remeasured shares, if outstanding at the time of a change in control, would result in additional stock-based compensation recorded at that time. The amount of such additional stock-based compensation would not be significant.

        A summary of option activity under all plans is as follows:

	Shares Available for Future Grant	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2000	685,370	802,815	$5.85
Authorized	2,667,732	—	—
Granted below fair value	(1,600,360)	1,600,360	$3.23
Exercised	—	(41,676)	$1.15
Forfeited	122,600	(122,600)	$4.74

Balance, December 31, 2001	1,875,342	2,238,899	$4.12
Authorized	799,390	—	—
Granted	(1,563,175)	1,563,175	$3.98
Exercised	—	(150,722)	$2.45
Forfeited	343,476	(343,476)	$3.64

Balance, December 31, 2002	1,455,033	3,307,876	$4.19
Authorized	928,745	—
Granted	(1,354,750)	1,354,750	$4.53
Exercised	—	(190,351)	$2.93
Forfeited	130,198	(130,198)	$4.93

Balance, December 31, 2003	1,159,226	4,342,077	$4.33

        The following table summarizes information about exercisable options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
			Remaining Contractual Life (in years)
Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$1.50 to $2.32	713,733	$2.17	7.46	618,982	$2.16
$2.82 to $3.59	485,318	$3.27	8.44	137,045	$3.06
$3.60 to $3.61	766,100	$3.61	8.30	315,177	$3.61
$3.69 to $4.29	629,136	$4.20	8.47	237,703	$4.13
$4.30 to $4.33	588,875	$4.31	9.21	59,141	$4.33
$4.38 to $5.35	510,600	$5.15	9.41	52,160	$5.01
$5.55 to $8.50	567,965	$6.92	7.38	383,477	$7.18
$14.38	80,350	$14.38	6.56	69,051	$14.38

	4,342,077	$4.33	8.30	1,872,736	$4.35

Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan (the Purchase Plan) was adopted in April 2000 and amended in June 2003. The Purchase Plan permits eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The number of shares available for issuance under the plan is 598,183, plus an annual increase equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or a lesser amount determined by the Board. In January 2003, an additional 200,000 shares were authorized for issuance under this Purchase

Plan. As of December 31, 2003, a total of 798,183 shares of the Company's common stock have been authorized under the Purchase Plan and 584,672 shares have been issued.

Stock-Based Compensation

        During the years ended December 31, 2000 and 1999, in connection with stock option grants to employees and directors, deferred stock compensation was recorded totaling $6.9 million representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years. In 2002 and 2001, certain employees were terminated whose original option grants resulted in the recognition of deferred stock-based compensation. The related unamortized deferred stock-based compensation was reversed from additional paid-in capital and deferred stock-based compensation. The Company recorded amortization of deferred stock compensation of $85,000, $529,000 and $1.8 million for the years ended December 31, 2003 2002, and 2001, respectively.

        During the years ended December 31, 2003, 2002, and 2001, the Company granted 4,800, 9,600 and zero, respectively, of nonqualified common stock options to consultants at exercise prices that range from $0.12 to $6.00 per share for services rendered, respectively. Such options are included in the option tables disclosed above. These options generally vest over two years and have expiration dates, which range from the end of the term of the consulting agreements to ten years after the grant date. Expense of approximately $14,000, $12,000, and $9,000 was recognized in 2003, 2002 and 2001, respectively, related to these grants.

Reserved Shares

        The company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2003	2002
Stock Options:
Options outstanding	4,342	3,308
Reserved for future grants	1,159	1,455
Employee Stock Purchase Plan	214	137
Warrants outstanding	—	13

	5,715	4,913

Non-Employee Directors' Stock Option Plan

        In March 2000, the Company adopted the 2000 Non-Employee Directors' Stock Option Plan and reserved a total of 200,000 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 15,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first annual shareholders' meeting, each non-employee director then in office for over six months will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of the grant. The term of these options is 10 years.

        In May 2003, the Directors' Plan was terminated pursuant to the Amendments to the 1997 Stock Option Plan approved by the Board and the shareholders. Upon the termination of the Directors' Plan, no further options will be granted under the Directors' Plan, and all shares then reserved for issuance under the Directors' Plan that are not subject to outstanding options granted under the Directors' Plan will instead become reserved and available for issuance under the 1997 Plan. Options and shares granted or issued under the Directors' Plan that were outstanding on the date the Directors' Plan was terminated will remain subject to the terms of the Directors' Plan. After the Directors' Plan was terminated, any shares subject to options issued under the Directors' Plan that cease to be subject to the options for any reason other than option exercise, and any shares issued under the Directors' Plan that are repurchased by us or forfeited, become available for grant under the 1997 Plan. Under the amendment, new non-employee directors will receive nondiscretionary, automatic grants of options to purchase 15,000 shares of the Company's common stock upon joining the Board and the continuing non-employee directors will receive nondiscretionary, automatic grants of options to purchase 7,500 shares of common stock each year after the annual meeting of shareholders. During the years ended December 31, 2003 and 2002, zero and 35,000, respectively, were granted under this plan.

8.     Employee Benefit Plan

        Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years ended December 31, 2003, the Company did not make any matching contributions.

9.     Income Taxes

        The Company has no provision for U.S. federal, state, or foreign income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

        As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $64.1 million, which expire in the years 2011 through 2023, and federal research and development tax credits of approximately $1.4 million, which expire in the years 2012 through 2023.

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

	December 31,
	2003	2002
Net operating loss carryforwards	$22,390	$18,500
Capitalized research and development costs	3,000	2,330
Research and other credit carryforwards	2,440	1,890
Reserves	260	450
Other—net	3,770	1,160

Total deferred tax assets	31,860	24,330
Valuation allowance for deferred tax assets	(31,860)	(24,330)

Net deferred tax assets	$—	$—

        Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $7.0 million, $8.0 million and $7.1 million during the periods ended December 31, 2003, 2002 and 2001, respectively.

10.   Subsequent Event

        On February 18, 2004, the Company received net proceeds of approximately $57.7 million from the sale of 5,500,000 shares of common stock in an underwritten public offering.

CEPHEID

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	Mar 31,	June 30	Sep 30,	Dec 31,
	(in thousands, except per share data)
2003
Total revenues	$3,779	$4,104	$5,367	$5,284
Costs and operating expenses:
Costs of product sales	1,808	1,857	2,768	2,195
Research and development	3,643	3,926	3,861	3,900
Selling, general and administrative	2,980	2,738	2,646	3,508
Collaboration profit sharing	—	—	—	262

Total costs and operating expenses	8,431	8,521	9,275	9,865

Loss from operations	(4,652)	(4,417)	(3,908)	(4,581)
Other income (expense), net	(36)	(5)	7	61

Net loss	$(4,688)	$(4,422)	$(3,901)	$(4,520)

Basic and diluted net loss per common share	$(0.15)	$(0.14)	$(0.11)	$(0.13)

Shares used in computing basic and diluted net loss per common share	31,393	32,410	33,985	35,679

2002
Total revenues	$2,367	$3,205	$4,429	$4,653
Costs and operating expenses:
Costs of product sales	1,609	2,135	2,928	2,094
Research and development	3,843	4,476	4,420	3,617
Selling, general and administrative	1,933	2,152	2,598	2,422
Restructuring expenses	—	—	262	(17)

Total costs and operating expenses	7,385	8,763	10,208	8,116

Loss from operations	(5,018)	(5,558)	(5,779)	(3,464)
Other income (expense), net	48	24	17	(12)

Net loss	$(4,970)	$(5,534)	$(5,762)	$(3,475)

Basic and diluted net loss per common share(1)	$(0.19)	$(0.21)	$(0.20)	$(0.11)

Shares used in computing basic and diluted net loss per common share	26,346	26,380	29,302	30,784

(1)
Net loss per common share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while net loss per common share for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the net loss per common share for each of the four quarters may not equal the net loss per common share for the fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is incorporated by reference from the sections captioned "Proposal No. 1—Election of Directors," "Board of Directors' Meetings and Committees," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement for the 2004 annual meeting of shareholders. Some information required by Item 10 concerning our executive officers and directors is set forth in Part I, Item 1 captioned "Business" of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the proxy statement for the 2004 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized For Issuance Under Equity Compensation Plans" contained in the proxy statement for the 2004 annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the section captioned "Related Party Transactions" contained in the proxy statement for the 2004 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the section captioned "Principal Accountant Fees and Services" contained in the proxy statement for the 2004 annual meeting of shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are being filed as part of this report on Form 10-K:

(a)
Financial Statements

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Shareholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

    Supplemental Data: Quarterly Financial Information

(b)
Reports on Form 8-K

        On November 4, 2003, we filed a Current Report on Form 8-K under "Item 12. Results of Operations and Financial Condition", reporting the issuance of a press release announcing our preliminary financial results for the quarter ended September 30, 2003 and certain other information and furnishing such press release as an exhibit to such Current Report.

        On November 7, 2003, we filed a Current Report on Form 8-K under "Item 5. Other Events", reporting the sales of 555,556 shares of our common stock directly to an institutional investor for proceeds of approximately $2,083,335.

(c)    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001.

        All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(d)    Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000
3.2	Amended and Restated Bylaws	10-Q	000-30755	3.01	7/31/2002

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	S-1	333-34340	4.2	5/18/2000
4.3	Specimen Common Stock Certificate	10-Q	000-30755	4.01	7/31/2002
4.4	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002
10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/03
10.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/03
10.3*	2000 Non-Employee Directors' Stock Option Plan	S-8	333-41682	99.3	7/18/2000
10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000
10.5+	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000
10.6+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000
10.7+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q	000-30755	10.1	11/14/2000
10.8+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC	10-K	000-30755	10.14	3/28/2001
10.9+	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC	10-Q	000-30755	10.2	11/14/2001
10.10	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K	000-30755	10.17	3/21/2002
10.11+	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q	000-30755	10.2	5/15/2002
10.12+	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q	000-30755	10.4	5/15/2002
10.13*	Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002	10-Q	000-30755	10.5	5/15/2002
10.14*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002	10-Q	000-30755	10.1	7/31/2002
10.15	1997 Stock Option Plan as amended and restated September 24, 2002	10-Q	000-30755	10.1	11/13/2002
10.16+	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC	10-K	000-30755	10.27	3/24/2003

10.17+	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K	000-30755	10.28	3/24/2003
10.18+	Letter Agreement between Infectio Diagnostic Inc. and Cepheid dated February 21, 2003	10-Q	000-30755	10.1	5/14/2003
10.19	Change of Control Retention and Severance Agreement between Thomas L. Gutshall and Cepheid dated March 4, 2003	10-Q	000-30755	10.2	5/14/2003
10.20	Change of Control Retention and Severance Agreement between Kurt Petersen and Cepheid dated March 4, 2003	10-Q	000-30755	10.3	5/14/2003
10.21	Change of Control Retention and Severance Agreement between Joseph H. Smith and Cepheid dated June 2, 2003	10-Q	000-30755	10.3	8/13/2003
10.22	Change of Control Retention and Severance Agreement between Ira Marks and Cepheid dated June 2, 2003	10-Q	000-30755	10.1	11/13/2003
10.23++	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003					X
10.24++	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003					X
10.25++	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003					X
10.26++	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003					X
10.27++	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003					X
23.1	Consent of Ernst & Young LLP, Independent Auditors					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

CEPHEID

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2001	$—	$48	$—	$48
Year ended December 31, 2002	48	—	—	48
Year ended December 31, 2003	48	—	37	11
Inventory reserve:
Year ended December 31, 2001	$437	$274	$162	$549
Year ended December 31, 2002	549	237	343	443
Year ended December 31, 2003	443	351	496	298

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Sunnyvale, State of California, on the 12th day of March, 2004.

CEPHEID
By:	/s/ JOHN L. BISHOP John L. Bishop Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Bishop and John R. Sluis or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. BISHOP John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Chairman of the Board	March 12, 2004
/s/ KURT PETERSEN, PH.D. Kurt Petersen, Ph.D	President, Chief Technical Officer and Director	March 12, 2004
/s/ JOHN R. SLUIS John R. Sluis	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004
/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 12, 2004

/s/ ROBERT EASTON Robert Easton	Director	March 12, 2004
/s/ DEAN O. MORTON Dean O. Morton	Director	March 12, 2004
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 12, 2004

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
CEPHEID QUARTERLY FINANCIAL INFORMATION (Unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY