Form 10-Q
period 2004-03-31
CEPHEID
filed 2004-05-10
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(408) 541-4191
(Registrant’s Telephone Number, Including Area Code)

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

As of April 30, 2004, there were 41,710,834 shares of the registrant’s common stock outstanding.

REPORT ON FROM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2004

Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. SmartCycler II is a trademark of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$72,538	$18,510
Accounts receivable	4,874	3,504
Collaboration receivable	5,000	5,000
Inventory, net	6,201	5,088
Prepaid expenses and other current assets	1,815	650
Total current assets	90,428	32,752
Property and equipment, net	8,261	8,071
Restricted cash	688	688
Other assets	242	47
Total assets	$99,619	$41,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,462	$1,823
Accrued compensation	1,864	1,604
Accrued royalties	1,632	233
Accrued other liabilities	3,073	2,117
Current portion of deferred revenue	4,276	3,239
Current portion of equipment financing	1,992	1,897
Total current liabilities	15,299	10,913
Long-term portion of deferred revenue	7,619	8,095
Equipment financing, less current portion	2,022	1,978
Deferred rent	530	497
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	150,920	92,694
Additional paid-in capital	7,504	7,501
Accumulated other comprehensive loss	(21)	(13)
Accumulated deficit	(84,254)	(80,107)
Total shareholders’ equity	74,149	20,075
Total liabilities and shareholders’ equity	$99,619	$41,558

(1) The balance sheet at December 31, 2003 has been derived from the Company’s audited financial statements, which are included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Instrument sales	$4,871	$2,794
Reagent and disposable sales	1,777	340
Product sales	6,648	3,134
Contract revenues	613	32
Grant and government sponsored research revenue	—	613
Total revenues	7,261	3,779
Costs and operating expenses:
Cost of product sales	3,018	1,808
Research and development	3,630	3,643
Selling, general and administrative	3,067	2,980
Expense contingency for patent-related matter	1,264	—
Collaboration profit sharing	425	—
Total costs and operating expenses	11,404	8,431
Loss from operations	(4,143)	(4,652)
Other expenses, net	(4)	(36)
Net loss	$(4,147)	$(4,688)

Basic and diluted net loss per share	$(0.11)	$(0.15)
Shares used in computing basic and diluted net loss per share	38,710	31,393

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(4,147)	$(4,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	510
Amortization of deferred stock-based compensation	—	82
Stock-based compensation related to consulting services rendered	3	—
Deferred rent	33	43
Changes in operating assets and liabilities:
Accounts receivable	(1,370)	(68)
Inventory	(1,113)	(111)
Prepaid expenses and other assets	(1,360)	(429)
Accounts payable and other current liabilities	1,586	(684)
Accrued royalties	1,399	(43)
Deferred revenue	561	31
Accrued compensation	260	337
Net cash used in operating activities	(3,597)	(4,977)

INVESTING ACTIVITIES:
Capital expenditures	(740)	(615)
Restricted cash	—	(30)
Net cash used in investing activities	(740)	(645)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	58,226	4,781
Proceeds from loan arrangements	642	—
Principal payments under loan arrangements	(503)	(414)
Net cash provided by financing activities	58,365	4,367

Net increase (decrease) in cash and cash equivalents	54,028	(1,255)
Cash and cash equivalents at beginning of period	18,510	14,505
Cash and cash equivalents at end of period	$72,538	$13,250

See accompanying notes.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business and Basis of Presentation

Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical genetic assessment, life sciences and biothreat markets. The Company’s systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.

2. Summary of Significant Accounting Policies

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

The Company maintains a reserve for inventory obsolescence.  This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The reserve for inventory obsolescence was $0.3 million at both March 31, 2004 and December 31, 2003.

The components of inventory at March 31, 2004 and December 31, 2003 were as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$2,809	$2,203
Work in process	1,584	1,487
Finished goods	1,808	1,398
	$6,201	$5,088

Warranty Accrual

The Company warrants its instrument products to be free from defects for a period of 12 months from the date of sale for material and labor costs to repair the product.  Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.   The Company’s warranty accrual is established using management’s estimate for future costs of repairing any instrument failures during the one-year warranty period.  As of March 31, 2004 and December 31, 2003, the accrued warranty liability was $0.4 million and $0.3 million, respectively.  The activity in the warranty accrual for the three months ended March 31, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at December 31, 2003 and 2002, respectively	$331	$634
Costs incurred and charged against reserve	(54)	(179)
Provision for warranty	97	56
Balance at March 31, 2004 and 2003, respectively	$374	$511

Revenue Recognition

The Company recognizes revenue from the sale of products and contract arrangements.  The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Product Sales.  The Company recognizes revenue from product sales when goods are shipped and there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of the Company’s products.

Contract Revenues.  Contract revenues include fees for technology licenses, research and development services and royalties under license and collaboration agreements. Contract revenues also include fees for services rendered under research and development arrangements. Deferred revenue is recorded when funds are received in advance of technologies to be delivered or services to be performed.

From time to time, the Company enters into revenue arrangements with multiple deliverables. For example, such an arrangement may include a combination of up-front fees, license payments, research and development services, milestone payments, royalties and manufacturing arrangements. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

License revenue is generally fully recognized only after both the license period has commenced, the technology has been delivered and no further involvement of the Company is required. For example, the $10 million license execution fee from the bioMerieux collaboration in 2003 is deferred and amortized over the period of approximately five years, which represents the estimated period of the Company’s continuing involvement under the collaboration agreement.

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

Royalties are based on licensees’ net sales of products that utilize the Company’s technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured, and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Stock-Based Compensation

The Company accounts for stock-based awards to its employees and directors using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee or director stock options granted with an exercise price not less than fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(4,147)	$(4,688)
Deduct: Total stock-based employee compensation
determined under the fair value method for all employee- related stock-based awards, net of tax related effects	(989)	(732)
Add: Amortization of deferred stock compensation	—	82
Pro forma net loss	$(5,136)	$(5,338)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.15)
Pro forma	$(0.13)	$(0.17)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.96%	2.91%
Dividend yield	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	1.2	1.3
Weighted-average expected life of option (years)	5	5

Stock options granted to non-employees generally have a two-year term and the value of the non-employee stock options has been recorded in the financial statements.

The weighted-average fair value of options granted during the three months ended March 31, 2004 and 2003 was $8.28 and $4.49 per share, respectively.  All options granted during these periods had exercise prices equal to the current fair market value of the underlying stock on the date of grant.

The fair value option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company’s right of repurchase. Common stock equivalents such as stock options (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net loss	$(4,147)	$(4,688)
Basic and diluted:
Weighted-average shares of common stock outstanding	38,712	31,446
Less: weighted-average shares subject to repurchase	(2)	(53)
Shares used in computing basic and diluted net loss per share	38,710	31,393

Basic and diluted net loss per share	$(0.11)	$(0.15)

Comprehensive Income (Loss)

Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total accumulated other comprehensive income or loss is displayed as a separate component of shareholders’ equity in the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31,
	2004	2003
Net loss	$(4,147)	$(4,688)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	8
Unrealized losses on available-for-sale securities	(2)	—
	(8)	8
Comprehensive loss	$(4,155)	$(4,680)

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

3. Segment Information and Significant Concentrations

The Company and its wholly owned subsidiaries operate in only one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended March 31, 2004, there were two direct customers, Smiths Detection and Northrop Grumman, that represented 27% and 25%, respectively, of total product sales for the period. For the three months ended March 31, 2003, there was no one direct customer that represented greater than 10% of total product sales.  The Company has distribution agreements with Fisher Scientific Company L.L.C. and Takara Bio, Inc. to market the Cepheid SmartCycler system in U.S. and Canada and in Japan and South Korea, respectively. The Company also has several regional distribution arrangements throughout Europe and the rest of the world. Information about sales through distributors for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
	(as percentage of total product sales)
Product Sales through Distributors in:
North America	21%	35%
Europe	9%	10%
Japan	2%	13%
Total Product Sales through Distributors	32%	58%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total net assets and total net property, plant and equipment in any period presented.

The Company relies on several companies as sole sources for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and investments in debt securities.

4. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Applied Biosystems (ABI) for ABI’s share of gross margin on related anthrax cartridge sales under the United States Postal Service (USPS) Biohazard Detection System (BDS) program. The profit sharing is pursuant to the Company’s collaboration agreement with ABI to develop reagents for use in the BDS developed for the USPS.  The anthrax cartridge sales started in the fourth quarter of 2003 and the collaboration profit sharing was $425,000 for the three months ended March 31, 2004.

5.  Expense Contingency for Patent-Related Matter

The Company approached the owner of certain patents to negotiate a worldwide license to certain technology for which general terms have been agreed upon and negotiations are currently ongoing regarding the definitive license agreement.  In March 2004, the Company accrued a liability in the amount of $1.3 million related to estimated royalties on past product sales based on agreed upon royalty rates.  When the license agreement is signed, the Company expects to record resulting future royalty obligations as part of the cost of sales when the related product sales are recognized.

6. Common Stock Offering

On February 18, 2004, the Company received proceeds of approximately $57.7 million, net of expenses of $4.2 million, from the sale of 5,500,000 shares of common stock at a price of $11.25 per share in an underwritten public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual United States Postal Service (USPS) funding and deployment of the Biohazard Detection System (BDS); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold whether the BDS performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; lengthy sales cycles in certain markets; the performance and market acceptance of the new products; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing its direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks those set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 1,500 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We recently began shipping GeneXpert modules and anthrax test cartridges for use in the biothreat market. For example, the GeneXpert module is being incorporated in the BDS developed by the Northrop Grumman led consortium for use by the USPS. The GeneXpert system, a self-contained system that contains the GeneXpert module and related software, is in the final stages of development. We currently anticipate commercial launch of the self-contained GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays, or biological tests.

The BDS for the USPS has been developed by a Northrop Grumman-led consortium that includes Cepheid and other subcontractors. This consortium was awarded a production contract that the USPS has indicated will include a

$175.0 million first phase, with the USPS having an option for a second phase. We believe that we will realize 15% to 17% of the first phase amount, the majority of which we believe we will realize in the second half of 2004 and the first quarter of 2005. At the core of the BDS, Cepheid’s GeneXpert technology rapidly analyzes air samples taken from USPS processing lines to detect DNA from any potential anthrax spores as mail moves through the processing equipment. The shipment and validation of the first article production GeneXpert modules for the USPS program was completed in the fourth quarter of 2003, and the BDS is currently being installed on a production basis in selected USPS mail sorting facilities throughout the United States.  A small number of the selected mail sorting lines have recently begun to experience an increase in the rate of non-determinate tests.    As a result, further deployment of the BDS is being temporarily delayed by the USPS. We are actively working with Northop Grumman and the USPS to identify and correct the issue.

In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification (NASBA)  technology to be run on systems employing our SmartCycler and GeneXpert platforms. Under the agreement, bioMerieux agreed to pay a $10.0 million license fee, of which $5.0 million had been received in 2003 with the remaining $5.0 million due on June 30, 2004. An additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement.

In February 2004, we received proceeds of approximately $57.7 million, net of expenses of $4.2 million, from the sale of 5,500,000 shares of common stock in an underwritten public offering.

Sales Channels

We sell our products into the clinical genetic assessment, life sciences and biothreat markets through both direct and various distribution channels.  In the United States, we sell through our non-exclusive distributor, Fisher Scientific for the life sciences market, as well as our 11 person direct sales force. In Europe, we sell primarily through distributors.  Cepheid SA, our French subsidiary, has facilitated the establishment of additional distributors in Europe, the Middle East, India and South Africa, leading to increased product sales in those regions.  In Japan and the rest of the world market, we sell solely through distributors.  We expect to continue to expand sales into other territories throughout the world by adding distributors. For example, in April 2004, we added distributors in Mexico and Brazil, representing our first participation in the Central and South American markets.

Revenues

During the three months ended March 31, 2004, we derived the majority of our revenues from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program and from sales of SmartCyclers and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. In the remaining period of 2004, we expect sales of GeneXpert anthrax cartridges to continue to contribute a substantial portion of our revenue as the USPS BDS program continues with the production phase. We intend to continue to focus our efforts primarily on developing additional tests for use on our SmartCycler and GeneXpert platforms.

Products

We commenced commercial sales of the SmartCycler in May 2000. We began shipping the SmartCycler II, which features various enhancements to the SmartCycler, in November 2002.

Our GeneXpert module has been incorporated in the USPS BDS, and is also currently being sold for integration by partner companies into their systems. A self-contained version of the GeneXpert system is in the final stages of development.

We have begun to develop and sell tests for use with the SmartCycler and GeneXpert system. We currently market a group B streptococcos (GBS) test and expect to market a methicillin-resistant staphylococcus aureus (MRSA) test for use with our SmartCycler systems, We also currently market a GeneXpert anthrax test cartridge for use in the USPS BDS program. In addition, we are working internally and with partners to develop a variety of tests for use on our SmartCycler and GeneXpert system for other applications, including vancomycin resistant enterococcus (VRE), enterovirus meningitis, breast cancer-sentinel lymph node (SLN) and Melanoma-SLN.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, inventory reserve, and warranty accrual to be critical accounting policies.  Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments.  These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.  We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates.  There have been no material changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues

	Three Months Ended March 31,
	2004	2003	% Change
Revenues
Product Sales
Instrument sales	$4,871	$2,794	74%
Reagent and disposable sales	1,777	340	423%
Total product sales	6,648	3,134	112%
Contract revenues	613	32	1,816%
Grant and government sponsored research revenue	—	613	(100)%
Total revenues	$7,261	$3,779	92%

Total revenues increased 92% in the three months ended March 31, 2004 from the corresponding period of 2003.  The increase was primarily due to an overall increase in product sales.

Total product sales increased 112% in the three months ended March 31, 2004 from the corresponding period of 2003. The increase primarily resulted from increased sales volume of GeneXpert modules and anthrax cartridges to Smiths Detection and Northrop Grumman, respectively, for deployment of BDS units in selected USPS mail sorting facilities throughout the United States, which commenced in the first quarter of 2004. Product sales to Smiths Detection and Northrop Grumman represented 27% and 25%, respectively, of total product sales for the three months ended March 31, 2004. We had no direct customers that represented more than 10% of product sales for the three months ended March 31, 2003.  In the three months ended March 31, 2004 and 2003, product sales through distributors represented 32% and 58%, respectively, of our total product sales.  The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended March 31,
	2004	2003
	(as% of total product sales)
Total Product Sales:
North America	88%	68%
Europe	10%	19%
Japan	2%	13%
	100%	100%

Product Sales through Distributors:
North America	21%	35%
Europe	9%	10%
Japan	2%	13%
	32%	58%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract revenues increased to $613,000 in the three months ended March 31, 2004 from $32,000 in the corresponding period of 2003.  This increase was a result of our collaboration with bioMerieux in which we derive revenues from the amortization of upfront license fees as well as fees related to research and development services.

Grant and government sponsored research revenue decreased to zero in the three months ended March 31, 2004 from $613,000 in the corresponding period of 2003.  The revenue in the three months ended March 31, 2003 was derived principally from our research and development contract with the USAMRIID which was completed in November 2003.

	Three Months Ended March 31,
	2004	2003	% Change
Costs and Operating Expenses
Cost of product sales	$3,018	$1,808	67%
Research and development	3,630	3,643	(0)%
Selling, general and administrative	3,067	2,980	3%
Expense contingency for patent related matter	1,264	—	N/A
Collaboration profit sharing	425	—	N/A
Total costs and operating expenses	$11,404	$8,431	35%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, allocated facility costs, royalty costs and warranty costs. As a result of the increased product sales, cost of product sales increased 67% in the three months ended March 31, 2004 from the corresponding period of 2003. Our product gross margin percentage in the three months ended March 31, 2004 was 55% as compared to 42% in the corresponding prior year period.  The increase of 13% in product gross margin was primarily due to a change in our product mix to higher gross margin products.

Research and Development Expenses

Research and development expenses consist of salaries and personnel-related expenses, research and development materials, allocated facility costs and depreciation. Research and development expenses remained constant at approximately $3.6 million for both the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004 as compared to the corresponding period of 2003, there was an increase of $0.2 million in salaries and personnel-related expenses resulting from an increase in biotechnology, regulatory and clinical headcount, offset by a decrease of $0.2 million in expenses for research and development materials. We expect our quarterly research and development expenses to increase slightly in 2004 as compared to the corresponding periods of 2003 as we continue our product development efforts, particularly with respect to developing additional tests for the SmartCycler and GeneXpert systems, and as we incur clinical trial and regulatory costs related to the expected launch of our GBS product for use on our GeneXpert system in the clinical market in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, allocated facility costs and legal, accounting and other professional fees. Selling, general and administrative expenses increased 3% in the three months ended March 31, 2004 from the corresponding period of 2003. The increase was primarily due to the increases in sales and marketing and executive headcount.   Specifically, the increase in the three months ended March 31, 2004 as compared to the corresponding period of 2003 included a $0.2 million increase in salaries and personnel-related expenses and a $0.1 million increase in insurance expenses, partially offset by a $0.1 million decrease in professional fees and a $0.1 million decrease in advertising. We expect that our quarterly selling, general and administrative expenses will increase slightly in 2004 as compared to the corresponding periods of 2003 as we continue to make additional investments in sales and marketing.

Expense Contingency for Patent-Related Matter

We approached the owner of certain patents to negotiate a worldwide license to certain technology for which general terms have been agreed upon and negotiations are currently ongoing regarding the definitive license agreement.  In March 2004, we accrued a liability in the amount of $1.3 million related to estimated royalties on past product sales based on agreed upon royalty rates.  When the license agreement is signed, we expect to record resulting future royalty obligations as part of the cost of sales when the related product sales are recognized.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Applied Biosystems (ABI) for ABI’s share of gross margin on related anthrax cartridge sales under the USPS BDS program. This profit sharing is pursuant to our collaboration agreement with ABI to develop reagents for use in the BDS developed for the USPS.  The anthrax cartridge sales commenced in the fourth quarter of 2003 and the collaboration profit sharing was $425,000 for the three months ended March 31, 2004.

Other Expenses, Net

	Three Months Ended March 31,
	2004	2003	% Change
Other Expenses, Net
Interest income	$80	$33	142%
Interest expense	(45)	(69)	(35)%
Foreign exchange loss	(39)	—	N/A
Total other expenses, net	$(4)	$(36)	(89)%

Other expenses, net consists of interest income, interest expense and foreign exchange gain or loss. Other expenses,

net decreased to $4,000 in the three months ended March 31, 2004 from $36,000 in the corresponding period of 2003. The decrease was primarily due to an increase in interest income resulting from our higher average cash and cash equivalents balance and a decrease in interest expenses on equipment loan, partially offset by foreign exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of March 31, 2004, we had $73.2 million in cash and cash equivalents (including $0.7 million in restricted cash). During the quarter ended March 31, 2004, we received net proceeds of approximately $57.7 million from the sale of our common stock in an underwritten public offering. Excluding the $57.7 million net proceeds, our total cash used in the first quarter of 2004 was $3.7 million. We maintain our portfolio of cash equivalents in short-term commercial paper and money market funds in order to minimize market risk and preserve principal.  Through March 31, 2004, we had raised approximately $150.9 million in aggregate net proceeds from sales of our equity securities.

Net cash used in operating activities was $3.6 million and $5.0 million in the quarters ended March 31, 2004 and 2003, respectively. In the quarter ended March 31, 2004, net cash used in operating activities primarily consisted of $2.9 million in cost of sales, $3.3 million in research and development costs, $3.0 million in selling, general and administration expenses, a $1.4 million increase in prepaid and other current assets and a $1.1 million increase in inventory, largely offset by $6.5 million in cash received from customers and a $1.6 million increase in accounts payable and accrued liabilities. In the quarter ended March 31, 2003, net cash used in operating activities consisted of $1.7 million in cost of product sales, $3.3 million in research and development costs and $2.9 million in selling, general and administration expenses, partially offset by $3.7 million in cash received from customers. The above amounts for cost of sales, research and development costs and selling, general and administrative expenses are net of depreciation and amortization on property and equipment and stock-based compensation expenses.

Net cash used in investing activities was $0.7 million and $0.6 million in the quarters ended March 31, 2004 and 2003, respectively. Net cash used in investing activities in the quarters ended March 31, 2004 and 2003 primarily consisted of capital expenditures.

Net cash provided by financing activities was $58.4 million and $4.4 million in the quarters ended March 31, 2004 and 2003, respectively. The $58.4 million provided in the quarter ended March 31, 2004 consisted of proceeds of $58.2 million from sales of common stock, including net proceeds of $57.7 million from our February 2004 common stock offering and $0.5 million from sales of common stock under our employee equity incentive plans, and $0.7 million in proceeds from equipment loans, partially offset by repayments of $0.5 million on our equipment loans.  The $4.4 million in the quarter ended March 31, 2003 consisted of proceeds of $4.8 million from sales of common stock, including net proceeds of $4.7 million from our March 2003 common stock offering and $0.1 million from sales of common stock under our employee equity incentive plans, partially offset by repayments of $0.4 million on our equipment loans.

Contractual Obligations

As of March 31, 2004, our contractual obligations for the next five years subsequent to December 31, 2003, and thereafter, were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Equipment loans	$2,284	$2,627	$46	$—	$4,957
Operating leases	1,393	2,912	3,089	5,372	12,766
Purchase obligations	2,765	—	—	—	2,765
Minimum royalty payments	271	574	620	3,031	4,496

Total	$6,713	$6,113	$3,755	$8,403	$24,984

Through March 31, 2004, we had financed a total of approximately $6.5 million in equipment purchases under an equipment financing agreement. Our total obligation under this agreement was approximately $4.0 million at March 31, 2004. The equipment loans are secured by the financed equipment, bear interest at a weighted-average interest rate of 8.3% and are due in monthly installments through March 2007. For certain of the equipment loans, a balloon payment is due at the end of the lease term. As of March 31, 2004, we had approximately $0.8 million in credit available under this agreement.

Purchase obligations include purchase orders or contracts for the purchase of raw materials and other goods and services. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for six months. Minimum royalty payments represent technology license fees we are obligated to pay for our exclusive license from Lawrence Livermore National Laboratory.

In addition to the obligations quantified above, as previously discussed, we have accrued a liability in the amount of $1.3 million for anticipated royalties on past product sales. Furthermore, any related license agreement that we enter into will result in additional obligations for upfront license fees and future product royalties.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of March 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2004, we expect total capital expenditures of approximately $3.0 million, including approximately $1.8 million for automated manufacturing equipment and approximately $1.2 million for leasehold improvements, equipment and computer hardware and software. We approached the owner of certain patents to negotiate a worldwide license to certain technology for which general terms have been agreed upon and negotiations are currently ongoing regarding the definitive license agreement.  When the license agreement is signed, we expect that the agreement will result in additional obligations for upfront license fees and future product royalties.  We expect to have negative cash flow from operations through at least the end of 2004.  Our total cash used in the first quarter of 2004 was $3.7 million excluding the $57.7 million in net proceeds received from our common stock offerings during the quarter. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next several years. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control.  For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.

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

We may not achieve profitability.

We have incurred operating losses in each of the last five years of operation and expect to have negative cash flow from operations through at least the end of 2004. We experienced net losses of approximately $7.9 million in 1999, $14.8 million in 2000, $15.5 million in 2001, $19.7 million in 2002, $17.5 million in 2003 and $4.1 million in the three months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $84.3 million. Our ability to become profitable will depend on our ability to increase our revenues, which depends on a number of factors including market acceptance of our products, the extent of the USPS BDS program in which we are participating as it relates to whether the USPS elects to pursue the second phase of the program, the success of other collaborative programs, our ability to successfully penetrate the clinical market, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, to continued progress of our research, and to development of potential products, and the need to acquire licenses to new technology or to use our technology in new markets, including the potentially significant ongoing royalty payments associated with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.

Our participation in government contracting programs, including the USPS BDS program, involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS and our potential revenues from participating in the USPS program. However, we cannot be certain that actual funding, deployment and operating parameters, or product purchases, will be at currently expected levels. In particular, we cannot assure you that the USPS will choose to purchase additional BDS units containing our products as part of the potential second phase of the BDS program. In addition, we cannot be sure that we will be able to sufficiently ramp up our manufacturing and implementation capacity to meet, in a timely fashion, the demands that will be placed on us when we are requested to enter full-scale production of the components of the BDS that we supply. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even if we are awarded a production contract, we may be subject to our customer’s future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs are subject to a number of risks and uncertainties and may never yield significant revenues.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new products or product features.

Our products typically require licenses from third-party suppliers in order to be sold. If we lose any of these licenses for any reason, we may not be able to enter into new agreements on terms favorable to us or at all. We will also need to introduce new products and product features in order to market our products to a broader customer base. Accordingly, our introduction of new products and product features could require us to obtain additional licenses and pay significant unanticipated royalties. For example, we recently approached the owner of certain patents to negotiate a worldwide license to certain technology for which general terms have been agreed upon and negotiations are currently ongoing regarding the definitive license agreement. When the license agreement is signed, we expect to record resulting future royalty obligations as part of the cost of sales when the related product sales are recognized. Furthermore, for certain markets, we intend to manufacture reagents for use with our SmartCycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We believe that manufacturing reagents for use in our SmartCycler and GeneXpert systems is important to our business and growth prospects. However, we will require additional licenses for many reagents that we may wish to market. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Some of these licenses may include significant upfront and ongoing royalty payments. Some of our competitors have rights to technologies and reagents that we have not yet obtained. Our failure to obtain similar rights would limit our ability to offer a system that includes some product features or reagents and would adversely affect our competitive position and our performance.

If we cannot successfully commercialize our self-contained GeneXpert system, our business could be harmed.

While GeneXpert modules are already being incorporated into the USPS BDS, our self-contained GeneXpert system is in the final stages of development. We currently anticipate commercial launch of the self-contained GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005. We anticipate that our ability to achieve and maintain profitability will depend in large part on the successful commercialization of the GeneXpert system. Many factors may affect the market acceptance and commercial success of our GeneXpert system, including:

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

•                  availability of tests for use in the GeneXpert system;

•                  our ability to obtain United States Food and Drug Administration (FDA) and any other regulatory approvals for clinical markets;

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

We depend on several single source suppliers that supply components used in the manufacture of the SmartCycler system, the GeneXpert modules and system, disposable reaction tubes, and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. For example, we have, in the past, experienced problems with the delivery of certain parts from an existing supplier and we have had to shift to an alternative supplier. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

If our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the clinical genetic assessment market would be harmed.

Our ability to sell our products in the clinical genetic assessment market will depend in part on the extent to which reimbursement for tests using our products will be available from:

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

In the clinical genetic assessment market, our products generally will be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Certain of our tests for use on our SmartCycler and GeneXpert systems, when used for clinical diagnostic purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date only the GBS and MRSA tests developed by Infectio Diagnostics, Inc. (IDI) for use on the SmartCycler have received FDA clearance. Approval or clearance from the FDA or any other governmental body has not been sought for other tests for the SmartCycler or GeneXpert. Any failure or material delay to obtain 510(k) clearance or premarket approval from the FDA for future products could harm our business.

Our manufacturing facilities, where we assemble and produce the SmartCycler system and the GeneXpert system, cartridges and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to Quality System Regulations (QSR) of the FDA. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would harm our business.

Our sales cycle, particularly in the life sciences market, can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our products, particularly in the life sciences market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our product to the life sciences market often involves purchasing decisions by large institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both in amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market.  Idaho Technologies sells sequence detection systems to the military market.  F. Hoffmann-La Roche, Abbott, and GenProbe sell large batch sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market.  Qiagen is our major competitor in the area of sample preparation, selling both sample preparation kits and robotic systems.

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

Our success depends on the market’s confidence that we can provide reliable, high quality genetic testing systems.

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

If we become the subject of a successful product liability lawsuit, we could incur substantial liabilities, which could harm our business.

We rely on relationships with collaborative partners and other third parties for development, supply and marketing of products and potential products, and such collaborative partners or other third parties could fail to perform sufficiently.

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

Currently, our significant collaborative partners include:

•                  Northrop Grumman Corp.’s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, with whom we will jointly install and test the BDS for the USPS;

•                  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

•                  bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our SmartCycler and GeneXpert platforms; and

•                  Infectio Diagnostics, Inc., in an agreement to distribute IDI tests for GBS, MRSA and VRE, that have been configured for use with the SmartCycler system, and to apply IDI proprietary genetic sequences for GBS, MRSA and VRE in the development and commercialization of Cepheid tests to be used in the GeneXpert system.

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

We are utilizing a twelve-person direct sales force to market our products in the United States and some other markets. We have a relatively small sales force compared to our competitors. Failure to effectively promote and sell our products in these markets could have a negative impact on their market acceptance. If we fail to establish our systems in these markets,  it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

If our distributor relationships are not successful, our ability to market and sell our products in the life sciences market would be harmed and our financial performance will be adversely affected.

We depend on relationships with distributors for the marketing and sales of our products in the life sciences and clinical markets in various geographic regions and we have a limited ability to influence their efforts. In the three months ended March 31, 2004, product sales through distributors represented 32% of total product sales. Our distributors in North America, Europe and Japan accounted for 21%, 9%, and 2%, respectively, of total product sales in the three months ended March 31, 2004. Fisher Scientific is our major distributor in the United States and Canada. This distribution arrangement expires on May 31, 2004 and we are in the process of negotiating a renewal of the agreement with Fisher. Other than our reserved right to sell directly to some end user customers, Takara Bio, Inc. is the exclusive distributor of SmartCycler in the life sciences market in Japan. We also rely on various distributors for our sales of SmartCycler in the European life sciences market. Relying on distributors for our sales and marketing is risky to our future for various reasons, including:

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

Our ability to sell our products depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any of our licenses under which we have been granted rights relating to our technologies and products. We are aware of a number of third-party patents that relate to our technology, some of which we believe are invalid or not infringed. We plan to seek licenses as we deem appropriate; however, such licenses may not be available on commercially acceptable terms, if at all. It is possible that third parties from whom we do not acquire a license may assert infringement or other intellectual property claims against us. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.

We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.

Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some technology and have licensed some of our technology under patents of others. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

If we are presented with appropriate opportunities, we may acquire or make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of these operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns and the potential loss of key employees or customers of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Our investments in interest-bearing assets are subject to interest rate risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a debt security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in short-term commercial paper and money market funds.  Due to the short-term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments.  Therefore we have not included quantitative tabular disclosure in this Form 10-Q.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

We have operated primarily in the United States and, to date, a majority of our revenue, cost, expense and capital purchasing activities have been transacted in U.S. Dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHSES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 13, 2004, we announced that Gerald S. Casilli had resigned from our Board of Directors. Mr. Casilli tendered his resignation for personal reasons on January 6, 2004.

On March 23, 2004, we announced that IDI had received clearance from the FDA to market our new IDI-MRSA test for detecting methicillin-resistant staphylococcus aureus (MRSA).

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

*These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

(b)         Reports on Form 8-K

On February 19, 2004, we furnished a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition”, reporting the issuance of a press release announcing our financial results for the fourth quarter and year ended December 31, 2003 and certain other information, and furnished such press release as an exhibit to such Current Report.

On February 4, 2004, we furnished a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition”, reporting the issuance of a press release announcing our preliminary financial results for the fourth quarter and year ended December 31, 2003, and furnished such press release as an exhibit to such Current Report.

On January 14, 2004, we filed a Current Report on Form 8-K under “Item 5. Other Events”, reporting the January 6 resignation of Gerald S. Casilli from our Board of Directors, and the January 9 appointment by our Board of Directors of Hollings Renton to the Audit Committee, and Cristina Kepner as Chairman of the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 10th day of May, 2004.

CEPHEID
(Registrant)

/S/ JOHN L.BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JOHN R. SLUIS
John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)