Form 10-Q
period 2004-06-30
CEPHEID
filed 2004-08-09
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-30755

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

As of July 30, 2004, there were 41,911,538 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2004

Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. SmartCycler II is a trademark of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$69,305	$18,510
Accounts receivable	7,636	3,504
Collaboration receivable	—	5,000
Inventory, net	5,733	5,088
Prepaid expenses and other current assets	1,121	650
Total current assets	83,795	32,752
Property and equipment, net	9,186	8,071
Intangible assets, net	11,679	47
Restricted cash	688	688
Total assets	$105,348	$41,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,781	$1,823
Accrued compensation	2,077	1,604
Accrued other liabilities	4,306	2,350
Current portion of deferred revenue	4,673	3,239
Current portion of license fees payable	4,312	—
Current portion of equipment financing	2,098	1,897
Total current liabilities	21,247	10,913
Long-term portion of deferred revenue	7,143	8,095
Long-term portion of license fees payable	3,941	—
Equipment financing, less current portion	1,886	1,978
Deferred rent	553	497
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	151,051	92,694
Additional paid-in capital	7,506	7,501
Accumulated other comprehensive loss	(14)	(13)
Accumulated deficit	(87,965)	(80,107)
Total shareholders’ equity	70,578	20,075
Total liabilities and shareholders’ equity	$105,348	$41,558

(1) The balance sheet at December 31, 2003 has been derived from the Company’s audited financial statements, which are included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Instrument sales	$7,720	$2,565	$12,584	$5,359
Reagent and disposable sales	2,749	615	4,533	955
Product sales	10,469	3,180	17,117	6,314
Contract revenues	807	4	1,420	36
Grant and government sponsored research revenue	9	920	9	1,533
Total revenues	11,285	4,104	18,546	7,883
Costs and operating expenses:
Cost of product sales	6,113	1,857	9,131	3,665
Research and development	3,864	3,926	7,494	7,569
Selling, general and administrative	4,434	2,738	7,501	5,718
Expense contingency for patent-related matter	—	—	1,264	—
Collaboration profit sharing	607	—	1,032	—
Total costs and operating expenses	15,018	8,521	26,422	16,952
Loss from operations	(3,733)	(4,417)	(7,876)	(9,069)
Other income (expenses), net	22	(5)	18	(41)
Net loss	$(3,711)	$(4,422)	$(7,858)	$(9,110)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.20)	$(0.29)
Shares used in computing basic and diluted net loss per share	41,713	32,410	40,211	31,901

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(7,858)	$(9,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,114	1,043
Amortization of intangible assets	244	—
Amortization of imputed interest	77	—
Amortization of deferred stock-based compensation	—	75
Stock-based compensation related to consulting services rendered	5	—
Deferred rent	56	76
Changes in operating assets and liabilities:
Accounts receivable	(4,132)	578
Collaboration receivable	5,000	—
Inventory	(645)	(521)
Prepaid expenses and other assets	(471)	(744)
Accounts payable and other current liabilities	3,913	28
Deferred revenue	482	34
Accrued compensation	473	57
Net cash used in operating activities	(1,742)	(8,484)

INVESTING ACTIVITIES:
Capital expenditures	(2,229)	(1,727)
Purchases of technology licenses	(3,700)	—
Restricted cash	—	(33)
Net cash used in investing activities	(5,929)	(1,760)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	58,357	5,033
Proceeds from debt arrangements	977	—
Principal payments under debt arrangements	(868)	(752)
Net cash provided by financing activities	58,466	4,281

Net increase (decrease) in cash and cash equivalents	50,795	(5,963)
Cash and cash equivalents at beginning of period	18,510	14,505
Cash and cash equivalents at end of period	$69,305	$8,542

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out (FIFO) method.

The Company maintains a reserve for inventory obsolescence.  This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The reserve for inventory obsolescence was $0.5 million and $0.3 million, respectively, at June 30, 2004 and December 31, 2003.

The components of inventory at June 30, 2004 and December 31, 2003 were as follows (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$4,162	$2,203
Work in process	464	1,487
Finished goods	1,107	1,398
	$5,733	$5,088

Warranty Accrual

The Company warrants its instrument products to be free from defects for a period of 12 months from the date of sale for material and labor costs to repair the product.  Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.   The Company’s warranty accrual is established using management’s estimate for future costs of repairing any instrument failures during the one-year warranty period.  As of June 30, 2004 and December 31, 2003, the accrued warranty liability was $0.4 million and $0.3 million, respectively.  The activity in the warranty accrual for the three and six months ended June 30, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Beginning balance	$374	$511	$331	$634
Costs incurred and charged against reserve	(40)	(223)	(94)	(392)
Provision for warranty	17	118	114	164
Provision for specific warranty repair	—	134	—	134
Ending balance at June 30, 2004 and 2003, respectively	$351	$540	$351	$540

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis. The balance of intangible assets as of June 30, 2004 and December 31, 2003 was as follows (in thousands):

	June 30, 2004	December 31, 2003
Gross carrying amount	$11,926	$50
Accumulated amortization	(247)	(3)
Net carrying amount	$11,679	$47

Amortization expense of intangible assets was $0.2 million for the three and six months ended June 30, 2004, and zero for the three and six months ended June 30, 2003. The expected future annual amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense

2004 (remaining six months)	$578
2005	1,157
2006	1,157
2007	1,157
2008	1,157
2009-2020	6,473
Total expected future annual amortization	$11,679

As of June 30, 2004, intangible assets consisted primarily of rights to certain patented technologies purchased from Applera Corporation (see Note 5, “Patent License Agreements”). Amortization of intangible assets is included in cost of product sales in the accompanying condensed consolidated statements of operations. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company recognizes revenue from the sale of products and contract arrangements.  From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of technologies to be delivered or services to be performed, are classified as deferred revenue until earned.

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

Contract revenues include fees for technology licenses, research and development services and royalties under license and collaboration agreements and fees for services rendered under research and development arrangements. Contract revenue related to technology licenses is generally fully recognized only after both the license period has commenced, the technology has been delivered and no further involvement of the Company is required. For example, the $10.0 million license execution fee from the bioMerieux collaboration in 2003 was deferred and is being amortized over the period of approximately five years, which represents the estimated period of the Company’s continuing involvement under the collaboration agreement. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Grant and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Under the agreements, the Company is required to perform specific research and development activities and is compensated based on the costs, or costs plus a mark-up, associated with each specific contract over the term of the agreement.

Stock-Based Compensation

The Company accounts for stock-based awards to its employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee or director stock options granted with an exercise price not less than fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(3,711)	$(4,422)	$(7,858)	$(9,110)
Deduct: Total stock-based employee compensation determined under the fair value method for all employee- related stock-based awards, net of tax related effects	(1,230)	(906)	(2,230)	(1,635)
Add: Amortization of deferred stock compensation	—	6	—	75
Pro forma net loss	$(4,941)	$(5,322)	$(10,088)	$(10,670)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.14)	$(0.20)	$(0.29)
Pro forma	$(0.12)	$(0.16)	$(0.25)	$(0.33)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.72%	2.57%	3.34%	2.74%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	1.2	1.3	1.2	1.3
Weighted-average expected life of option (years)	5	5	5	5

Stock options granted to non-employees generally have a two-year term and the value of the non-employee stock options has been recorded in the financial statements.

The weighted-average fair value of options granted was $6.30 and $6.51 per share during the three and six months ended June 30, 2004, respectively, and $3.45 and $3.63 per share during the three and six months ended June 30, 2003, respectively.  All options granted during these periods had exercise prices equal to the current fair market value of the underlying stock on the date of grant.

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

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company’s right of repurchase. Common stock equivalents such as stock options have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(3,711)	$(4,422)	$(7,858)	$(9,110)
Basic and diluted:
Weighted-average shares of common stock outstanding.	41,713	32,447	40,212	31,946
Less: weighted-average shares subject to repurchase	—	(37)	(1)	(45)
Shares used in computing basic and diluted net loss per share	41,713	32,410	40,211	31,901

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.20)	$(0.29)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net loss	$(3,711)	$(4,422)	$(7,858)	$(9,110)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	21	1	33
Unrealized losses on available-for-sale securities	—	—	(2)	—
	7	21	(1)	33
Comprehensive loss	$(3,704)	$(4,401)	$(7,859)	$(9,077)

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

3. Segment Information and Significant Concentrations

The Company and its wholly owned subsidiaries operate in only one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. Product sales to two customers, Smiths Detection and Northrop Grumman, represented 31% and 28%, respectively, of total product sales for the three months ended June 30, 2004, and 29% and 27%, respectively, of total product sales for the six months ended June 30, 2004. For the three and six months ended June 30, 2003, there was no one direct customer that represented greater than 10% of total product sales.  The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Information about sales through distributors for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as percentage of total product sales)
Product sales through distributors in:
North America	9%	43%	14%	39%
Europe	7%	10%	8%	10%
Japan	2%	8%	2%	11%
Other	3%	1%	2%	0%
Total product sales through distributors	21%	62%	26%	60%

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

4.  Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Applied Biosystems Group (ABI) for ABI’s share of gross margin on anthrax cartridge sales under the United States Postal Service (USPS) Biohazard Detection System (BDS) program. The profit sharing is pursuant to the Company’s collaboration agreement with ABI to develop reagents for use in the BDS developed for the USPS.  Collaboration profit sharing was $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2004.

5.  Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera Corporation, through ABI and Celera Diagnostics, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $12.5 million will be paid in 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company will record intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. Of this amount, $11.2 million has been recorded on the Company’s balance sheet at June 30, 2004. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.3 million in back royalties related to the Applera license.  This amount was accrued as of March 31, 2004.

The Company also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating the licensed patents.  Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual United States Postal Service (USPS) funding and deployment of the Biohazard Detection System (BDS); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold whether the BDS performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to successfully obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing its direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks those set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 1,600 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We recently began shipping GeneXpert modules and anthrax test cartridges for use in the biothreat market. For example, the GeneXpert module is being incorporated in the BDS developed by the Northrop Grumman led consortium for use by the USPS. The GeneXpert system, which contains the GeneXpert module and related software, is in the final stages of development. We currently anticipate commercial launch of the GeneXpert system in non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays, or biological tests.

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

In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our SmartCycler and GeneXpert platforms. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement.

During the second quarter of 2004, we entered into patent license agreements with Applera Corporation, through Applied Biosystems Group (ABI) and Celera Diagnostics, and F. Hoffmann-La Roche Ltd. (Roche) for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $12.5 million will be paid in 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents.

Sales Channels

We sell our products into the clinical genetic assessment, life sciences and biothreat markets through both direct and various distribution channels.  In the United States, we sell through our direct sales force in life sciences and biothreat markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher), in the life sciences market. In Europe, we sell primarily through distributors.  In Japan and other parts of the world, we sell solely through distributors.  Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa, leading to increased product sales in those regions.  We expect to continue to expand sales into other territories throughout the world by adding new distributors. For example, we added distributors in Mexico, Brazil and China in 2004.

Revenues

During the three and six months ended June 30, 2004, we derived the majority of our revenues from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. In the remaining periods of 2004, we expect sales of GeneXpert anthrax cartridges to continue to contribute a substantial portion of our revenue as phase one of the USPS BDS program continues.

Products

We commenced commercial sales of the SmartCycler in May 2000. We began shipping the SmartCycler II, which features various enhancements to the SmartCycler, in November 2002.

Our GeneXpert module has been incorporated in the USPS BDS, and is also currently being sold for integration by partner companies into their systems. A self-contained version of the GeneXpert system is in the final stages of development. We currently anticipate commercial launch of the GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005.

We have begun to develop and sell tests for use with the SmartCycler and GeneXpert platforms. We currently market a group B streptococcos (GBS) test and expect to market a methicillin-resistant staphylococcus aureus (MRSA) test for use with our SmartCycler systems. We also currently market a GeneXpert anthrax test cartridge for use in the USPS BDS program. In addition, we are working internally and with partners to develop a variety of tests for use on our SmartCycler and GeneXpert system for other applications, including, for example, enterovirus (EV) meningitis, breast cancer-sentinel lymph node (SLN), Melanoma-SLN, leukemia and six analyte specific reagent (ASR) products for use with infectious disease organisms including B. pertussis, herpes simplex virus (HSV) non-typing, HSV typing, EV, norovirus and parvo B19. We intend to continue to focus our efforts primarily on developing additional tests for use on our SmartCycler and GeneXpert platforms.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, and warranty accrual to be critical accounting policies.  Inherent in our determination of when to recognize revenue and how to evaluate our intangible assets, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments.  These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.  We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates.  Except for the accounting policy on impairment of intangible assets discussed below, there have been no material changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Impairment of Intangible Assets

Our intangible assets consist primarily of rights to certain patented technologies that we purchased during the second quarter of 2004. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis. Amortization of intangible assets is included in cost of product sales in the accompanying condensed consolidated statements of operations.

We will review our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We will estimate the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows, we will then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2004 and 2003

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(amount in thousands)	2004	2003	% Change	2004	2003	% Change
Revenues
Product sales
Instrument sales	$7,720	$2,565	201%	$12,584	$5,359	135%
Reagent and disposable sales	2,749	615	347%	4,533	955	375%
Total product sales	10,469	3,180	229%	17,117	6,314	171%
Contract revenues	807	4		1,420	36
Grant and government sponsored research revenue	9	920		9	1,533
Total revenues	$11,285	$4,104	175%	$18,546	$7,883	135%

Total revenues increased 175% and 135% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003.  The increase was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS, and, to a lesser extent, life sciences and clinical genetic assessment product sales.

Total product sales increased 229% and 171% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003. The increase primarily resulted from increased sales volume of GeneXpert modules and anthrax cartridges to Smiths Detection and Northrop Grumman, respectively, for deployment of BDS units in selected USPS mail sorting facilities throughout the United States, which commenced in the first quarter of 2004. Product sales to Smiths Detection and Northrop Grumman represented 31% and 28%, respectively, of total product sales for the three months ended June 30, 2004, and 29% and 27%, respectively, of total product sales for the six months ended June 30, 2004. We had no direct customers that represented more than 10% of product sales for the three and six months ended June 30, 2003.  In the three and six months ended June 30, 2004, product sales through distributors represented 21% and 25%, respectively, of our total product sales.  In the three and six months ended June 30, 2003, product sales through distributors represented 62% and 60%, respectively, of our total product sales.  The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as% of total product sales)
Total product sales:
North America	87%	79%	87%	73%
Europe	8%	12%	9%	16%
Japan	2%	8%	2%	11%
Other	3%	1%	2%	0%
	100%	100%	100%	100%

Product sales through distributors:
North America	9%	43%	14%	39%
Europe	7%	10%	8%	10%
Japan	2%	8%	2%	11%
Other	3%	1%	2%	0%
	21%	62%	26%	60%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract revenues increased to $0.8 million and $1.4 million in the three and six months ended June 30, 2004, respectively, from $4,000 and $36,000 respectively, in the corresponding periods of 2003.  This increase was a result of our collaboration with bioMerieux in which we derive revenues from the amortization of upfront license fees as well as fees related to research and development services.

Grant and government sponsored research revenue decreased to $9,000 in both the three and six months ended June 30, 2004 from $0.9 million and $1.5 million, respectively, in the corresponding periods of 2003.  The revenue in the three and six months ended June 30, 2003 was derived principally from our research and development contract with the U.S. Army Medical Research Institute of Infectious Diseases which was completed in November 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
(amount in thousands)	2004	2003	% Change	2004	2003	% Change
Costs and Operating Expenses
Cost of product sales	$6,113	$1,857	229%	$9,131	$3,665	149%
Research and development	3,864	3,926	(2)%	7,494	7,569	(1)%
Selling, general and administrative	4,434	2,738	62%	7,501	5,718	31%
Expense contingency for patent related matter	—	—		1,264	—
Collaboration profit sharing	607	—		1,032	—
Total costs and operating expenses	$15,018	$8,521	76%	$26,422	$16,952	56%

Cost of Product Sales

Cost of product sales consists primarily of raw materials, direct labor, manufacturing overhead and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 229% and 149% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003. Our product gross margin percentage in the three and six months ended June 30, 2004 was 42% and 47%, respectively, as compared to 42% and 42%, respectively, in the corresponding prior year periods. Product gross margin percentage remained constant in the three months ended June 30, 2004, as compared to the corresponding prior year period, primarily due to increased sales of higher gross margin products, offset by an increase in royalty and license costs resulting from our new license agreements. The increase of 5% in product gross margin in the six months ended June 30, 2004, as compared to the corresponding prior year period, primarily was due to increased sales of higher gross margin products, partially offset by an increase in royalty and license costs resulting from our new license agreements.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel-related expenses, research and development materials, facility costs and depreciation on property and equipment used in research and development. Research and development expenses decreased 2% and 1% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003. For the three months ended June 30, 2004 as compared to the corresponding period of 2003, there was a decrease of $0.3 million in expenses for research and development materials, offset by an increase of $0.1 million in salaries and personnel-related expenses and an increase of $0.1 million in facility costs. For the six months ended June 30, 2004 as compared to the corresponding period of 2003, there was a decrease of $0.5 million in expenses for research and development materials, offset by an increase of $0.3 million in salaries and personnel-related expenses resulting from an increase in biotechnology, regulatory and clinical headcount and an increase of $0.2 million in facility costs. We expect our quarterly research and development expenses to increase slightly in 2004 as compared to the corresponding periods of 2003 as we continue our product development efforts, particularly with respect to developing additional tests for the SmartCycler and

GeneXpert systems, and as we incur clinical trial and regulatory costs related to the expected launch of our GBS test for use on our GeneXpert system in the clinical market in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, allocated facility costs and legal, accounting and other professional fees. Selling, general and administrative expenses increased 62% and 31% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003. The increases were primarily due to the increases in legal and human resources costs. Specifically, the increase in the three months ended June 30, 2004, as compared to the corresponding period of 2003, included a $0.6 million increase in salaries and personnel-related expenses primarily resulting from increases in sales and marketing and executive headcount, a $0.3 million increase in legal expenses related to licensing and other strategic activities, a $0.2 million increase in advertising, a $0.2 million increase in travel expenses, and a $0.1 million increase in insurance expenses. The increase in the six months ended June 30, 2004 as compared to the corresponding period of 2003 included a $0.9 million increase in salaries and personnel-related expenses resulting from increases in sales and marketing and executive headcount, a $0.2 million increase in legal expenses related to licensing and other strategic activities, a $0.1 million increase in advertising, a $0.2 million increase in travel expenses, and a $0.2 million increase in insurance expenses. We expect that our quarterly selling, general and administrative expenses will increase in 2004 as compared to the corresponding periods of 2003 as we continue to make additional investments in sales and marketing and incur expenses related to the compliance requirements of the Sarbanes-Oxley Act of 2002.

Expense Contingency for Patent-Related Matter

In March 2004, before a definitive license agreement with Applera was reached, we recorded a charge and accrued a corresponding liability in the amount of $1.3 million related to estimated royalties on past product sales based on agreed-upon royalty rates.  The amount was fully paid in the second quarter of 2004 upon execution of the license agreement.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI for ABI’s share of gross profit on related anthrax cartridge sales under the USPS BDS program. This profit sharing is pursuant to our collaboration agreement with ABI to develop reagents for use in the BDS developed for the USPS.  The collaboration profit sharing was $0.6 million and $1.0 million for the three and six months ended June 30, 2004, respectively.

Other Income (Expenses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(amount in thousands)	2004	2003	% Change	2004	2003	% Change
Other Income (Expenses), Net
Interest income	$164	$31	432%	$244	$64	283%
Interest expense	(134)	(60)	123%	(179)	(129)	39%
Foreign exchange gain (loss)	(8)	24		(47)	24
Total other income (expenses), net	$22	$(5)		$18	$(41)

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased 432% and 283% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003. The increases were primarily due to our higher average cash and cash equivalents balance in the 2004 periods.   Interest expenses increased 123% and 39% in the three and six months ended June 30, 2004, respectively, from the corresponding periods of 2003. The increases were primarily due to a $77,000 amortization of imputed interest related to the Applera license fee payment in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of June 30, 2004, we had $70.0 million in cash and cash equivalents (including $0.7 million in restricted cash). Our net increase in cash and cash equivalents in the six months ended June 30, 2004 was $50.8 million, including net proceeds of approximately $57.7 million from the sale of our common stock in an underwritten public offering during the first quarter of 2004, partially offset by $6.9 million of net cash used in our operating, investing and other financing activities. From our inception through June 30, 2004, we had raised approximately $151.1 million in aggregate net proceeds from sales of our equity securities. We maintain our portfolio of cash equivalents in short-term commercial paper and money market funds in order to minimize market risk and preserve principal.

Net cash used in operating activities was $1.7 million and $8.5 million in the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, net cash used in operating activities primarily consisted of $8.7 million in cost of product sales, $6.8 million in research and development costs, $7.3 million in selling, general and administration expenses, $1.3 million in expense contingency for patent-related matter, a $0.7 million payment on collaboration profit sharing, and a $0.7 million increase in inventory, largely offset by $19.9 million in cash received from customers, including the $5.0 million collaboration receivable payment from bioMerieux, and a $3.8 million increase in accounts payable and accrued liabilities. In the six months ended June 30, 2003, net cash used in operating activities consisted of $3.5 million in cost of product sales, $7.1 million in research and development costs, $5.3 million in selling, general and administration expenses, and a $0.7 million increase in prepaid and other current assets, partially offset by $8.5 million in cash received from customers. The above amounts for cost of product sales, research and development costs and selling, general and administrative expenses exclude non-cash expenses including depreciation and amortization on property and equipment, amortization of intangible assets and stock-based compensation expenses.

Net cash used in investing activities was $5.9 million and $1.8 million in the six months ended June 30, 2004 and 2003, respectively. Net cash used in investing activities in the six months ended June 30, 2004 consisted of $3.7 million in payments on purchases of technology licenses and $2.2 million in capital expenditures. Net cash used in investing activities in the six months ended June 30, 2003 primarily consisted of capital expenditures.

Net cash provided by financing activities was $58.5 million and $4.3 million in the six months ended June 30, 2004 and 2003, respectively. The $58.5 million provided in the six months ended June 30, 2004 consisted of proceeds of $58.4 million from sales of common stock, including net proceeds of $57.7 million from our February 2004 common stock offering and $0.7 million from sales of common stock under our employee equity incentive plans, and $1.0 million in proceeds from equipment loans, partially offset by repayments of $0.9 million on our equipment loans.  The $4.3 million in the six months ended June 30, 2003 consisted of proceeds of $5.0 million from sales of common stock, including net proceeds of $4.7 million from our March 2003 common stock offering and $0.3 million from sales of common stock under our employee equity incentive plans, partially offset by repayments of $0.7 million on our equipment loans.

Contractual Obligations

As of June 30, 2004, our contractual obligations for the next five years subsequent to December 31, 2003, and thereafter, were as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual Obligations
Equipment loans	$2,374	$2,972	$137	$—	$5,483
Operating leases	1,393	2,912	3,089	5,372	12,766
Purchase obligations	4,306	359	—	—	4,665
License fee payments	9,525	19,700	—	—	29,225
Minimum royalty payments	323	734	810	3,356	5,223

Total	$17,921	$26,677	$4,036	$8,728	$57,362

Through June 30, 2004, we had financed a total of approximately $6.7 million in equipment purchases under an equipment financing agreement. The total obligations outstanding under this agreement were approximately $4.0 million at June 30, 2004. The equipment loans are secured by the financed equipment, bear interest at a weighted-average interest rate of 8.2% as of June 30, 2004, and the outstanding amounts are due in monthly installments through June 2007. For certain of the equipment loans, a balloon payment is due at the end of the lease term. As of June 30, 2004, we had approximately $0.4 million available for borrowing under this agreement.

Purchase obligations include purchase orders or contracts for the purchase of raw materials and other goods and services. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for six months. The expected timing of payment of the obligations is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

We have entered into several technology in-licensing agreements that  require payments of upfront license fees and future product royalties. Future license fee payments consist primarily of the $28.7 million future license payments under our technology license agreements with Applera and Roche.  Future minimum royalty payments represent annual minimum royalties which we are obligated to pay in connection with our technology licenses from Lawrence Livermore National Laboratory and other licensors.

Off-Balance-Sheet Arrangements

As of June 30, 2004, we did not have any significant “off-balance-sheet arrangements”, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development and to support our working capital needs. For the remainder of 2004, we expect total capital expenditures of approximately $1.4 million, including approximately $1.0 million for automated manufacturing equipment and approximately $0.4 million for leasehold improvements, equipment and computer hardware and software. We expect to have negative cash flow from operations through at least the end of 2004.  Our total cash used in the first half of 2004 was $6.9 million excluding the $57.7 million in net proceeds received from our common stock offerings during the period. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next several years. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control.  For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.

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

We may not achieve profitability.

We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2004. We experienced net losses of approximately $15.5 million in 2001, $19.7 million in 2002, $17.5 million in 2003 and $7.9 million in the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $88.0 million. Our ability to become profitable will depend on our ability to increase our revenues, which depends on a number of factors including market acceptance of our products, our ability to commercialize the GeneXpert system and develop effective GeneXpert assays, the extent of the USPS BDS program in which we are participating as it relates to whether the USPS elects to pursue the second phase of the program and what the operating parameters of all phases of the program, which affect the rate of consumable products sold, will be, the success of other collaborative programs, our ability to successfully penetrate the clinical market, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, and the need to acquire licenses to new technology or to use our technology in new markets, including potentially significant license fees and ongoing royalty payments associated with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.

Our participation in government contracting programs, including the USPS BDS program, involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS and our potential revenues from participating in the USPS program. However, we cannot be certain that actual funding, deployment and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. For example, a small number of the selected mail sorting lines recently experienced an increase in the rate of non-determinate tests.    As a result, deployment of the BDS was temporarily delayed by the USPS until the issue was identified and corrected. We cannot assure you that the USPS will choose to purchase additional BDS units containing our products as part of the potential second phase of the BDS program, or what the operating parameters of any phase of the program, which affect the rate of consumable products sold, will be. In addition, we cannot be sure that we will be able to sufficiently ramp up our manufacturing and implementation capacity to meet, in a timely fashion, the demands that will be placed on us when and if we are requested to enter full-scale production of the components of the BDS that we supply. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even if we are awarded a production contract, we may be subject to future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs is subject to a number of risks and uncertainties and may never yield significant revenues.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new products or product features.

Our products typically require licenses from third-party suppliers in order to be sold. If we lose any of these licenses for any reason, we may not be able to enter into new agreements on terms favorable to us or at all. We will also need to introduce new products and product features in order to market our products to a broader customer base. Accordingly, our introduction of new products and product features could require us to obtain additional licenses and pay unanticipated license fees and royalties. For example, we recently signed patent license agreements with Applera Corporation and F. Hoffman-La Roche Ltd. that involve substantial upfront license payments and require us to record resulting royalty obligations as part of the cost of product sales when the related product sales are recognized. Furthermore, for certain markets, we intend to manufacture reagents for use with our SmartCycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We believe that manufacturing reagents for use in our SmartCycler and GeneXpert systems is important to our business and growth prospects. However, we will require additional licenses for many reagents that we may wish to market. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Some of these licenses may include significant upfront and ongoing royalty payments. Some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While GeneXpert modules are already being incorporated into the USPS BDS, our GeneXpert system is in the final stages of development. We currently anticipate commercial launch of the GeneXpert system into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005.  However, to be successful, a menu of tests needs to be available for both the SmartCycler and GeneXpert platforms. Many factors may affect the market acceptance and commercial success of our products, including:

•	availability of tests;

•	timely completion of the GeneXpert system for commercial sale;

•	the timing of market entry of our GeneXpert system relative to competitive products;

•	the timing and market entry of various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth our test menu relative to competitors;

•	our ability to obtain United States Food and Drug Administration (FDA) and any other regulatory approvals for clinical markets;

•	the extent and success of our marketing and sales efforts; and

•	publicity concerning our systems and tests.

In particular, we believe that the success of our business will depend on our ability to commercialize our products for the clinical genetic assessment market.  Our current reliance on revenues from the USPS BDS program has resulted in substantial revenue concentrations in recent periods.  However, as discussed above, revenues from the BDS program are subject to substantial risks, including potential delays in implementation or changes in governmental budgeting priorities. We cannot assure you that the USPS will choose to purchase additional BDS units containing our products as part of the potential second phase of the BDS program. In part because of the risks associated with our current reliance on the BDS business, we believe that successfully building our business in the clinical genetic assessment market is critical to our long-term goals.  In addition, we have committed substantial funds to licenses that are required for us to enter the clinical market.  If we cannot successfully penetrate the clinical market to exploit these licenses, ongoing payments that we have agreed to make under them could significantly harm our business and operating results in future periods.

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

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. We have limited experience in manufacturing large volumes of products and manufacturing problems could arise or we may be unable to adequately scale-up manufacturing in a timely manner or on a commercially reasonable basis if we experience increased demand. In the past, we have experienced delays in our ability to ship finished products as a result of delays in production. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given quarter or other fiscal period if we again experience significant delays in the manufacturing process. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales and our other operating results will be materially and adversely affected.

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

Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market.  Idaho Technologies sells sequence detection systems to the military market.  F. Hoffmann-La Roche, Abbott Laboratories, and GenProbe sell large batch sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market.  Qiagen is our major competitor in the area of sample preparation, selling both sample preparation kits and robotic systems.

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

Currently, our significant collaborative partners include:

•                  Northrop Grumman Corp.’s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, with whom we are jointly installing and testing the BDS for the USPS;

•                  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

•                  bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our SmartCycler and GeneXpert platforms; and

•                  Infectio Diagnostics, Inc., in an agreement to distribute IDI tests for GBS and MRSA, that have been configured for use with the SmartCycler system, and to apply IDI proprietary genetic sequences for GBS and MRSA in the development and commercialization of Cepheid tests to be used in the GeneXpert system.

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

If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.

We depend on relationships with distributors for the marketing and sales of our products in the life sciences and clinical markets in various geographic regions and we have a limited ability to influence their efforts. In the  six months ended June 30, 2004, product sales through distributors represented 25% of total product sales. Our distributors in North America, Europe, Japan and other parts of the world accounted for 14%, 8%, 2% and 2%, respectively, of total product sales in the six months ended June 30, 2004. Fisher Scientific is our major distributor in the United States and Canada. We have renewed the distribution agreement with Fisher to extend the expiration date to May 31, 2006. Other than our reserved right to sell directly to some end user customers, Takara Bio, Inc. is the exclusive distributor of SmartCycler in the life sciences market in Japan. We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Obtaining licenses to potentially relevant patents could be costly and could materially harm our results of operations. Failing to obtain a license could result in litigation, which may consume our resources and lead to significant damages, royalty payments or an injunction on the sale of our products. In addition, some of these licenses could result in substantial additional royalties, which could adversely impact our product costs and harm our business.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as microbiology, regulatory, and sales and marketing. Retaining and training personnel with the requisite skills remains challenging, and, as general economic conditions improve, is becoming increasingly competitive, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

Compliance with new regulations governing public company corporate governance and reporting is difficult and expensive.

Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ National Market, impose new obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our continuing preparation for and implementation of these reforms and enhanced new disclosures requires us to incur significant additional accounting and legal costs. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. It is difficult to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three and six months ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On April 29, 2004 we held our annual meeting of shareholders. The following items were submitted to a vote of shareholders:

(a) Proposal to elect two Class II members currently serving on the Board of Directors to three-year terms.

Election of Directors	Votes For	Votes Withheld
Cristina H. Kepner	37,574,939	288,514
Thomas L. Gutshall	37,742,260	121,193

As a result, Ms. Kepner and Mr. Gutshall were elected as Directors of the Company. As of immediately following the shareholder meeting, the following incumbent members continued to serve on the Board of Director: John L. Bishop, Robert J. Easton, Kurt Petersen, Ph.D., Dean O. Morton and Hollings C. Renton.  In addition, effective April 29, 2004, the Board of Directors appointed Mitchell D. Mroz and David H. Persing to serve as Class III and Class II directors, respectively.

 (b) Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent accountants for the year ending December 31, 2004.

Votes
For	37,422,330
Against	392,369
Abstain	48,754

The ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for the year ending December 31, 2004 was approved.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28+	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004.					X

10.29+	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004.					X

10.30	Letter Agreement between Cepheid and Fisher Scientific Company L.L.C., dated April 23, 2004.					X

10.31*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and John Sluis.					X

10.32*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Joseph Smith.					X

10.33*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Russel Enns.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28+	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004.					X
Cepheid and Russel Enns.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

+ Confidential treatment has been requested with respect to portions of the exhibit.

* Management contract or compensatory plan or arrangement.

** These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

(b)         Reports on Form 8-K

On May 4, 2004, we filed a Current Report on Form 8-K under “Item 5. Other Events”, reporting the April 29, 2004 appointment by our Board of Directors of Mitchell D. Mroz and David H. Persing as directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 9th day of August, 2004.

CEPHEID
(Registrant)

/S/ JOHN L.BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JOHN R. SLUIS
John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)