Form 10-Q
period 2004-09-30
CEPHEID
filed 2004-11-09
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 42,006,749 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2004

Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. SmartCycler II is a trademark of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$58,239	$18,510
Accounts receivable	9,091	3,504
Collaboration receivable	—	5,000
Inventory, net	6,760	5,088
Prepaid expenses and other current assets	687	650
Total current assets	74,777	32,752
Property and equipment, net	9,561	8,071
Intangible assets, net	31,244	47
Restricted cash	688	688
Total assets	$116,270	$41,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,524	$1,823
Accrued compensation	1,652	1,604
Accrued other liabilities	4,224	2,350
Current portion of deferred revenue	4,658	3,239
Current portion of license fees payable	10,898	—
Current portion of equipment financing	2,129	1,897
Total current liabilities	29,085	10,913
Long-term portion of deferred revenue	6,667	8,095
Long-term portion of license fees payable	9,477	—
Equipment financing, less current portion	1,954	1,978
Deferred rent	576	497
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	151,923	92,694
Additional paid-in capital	7,513	7,501
Accumulated other comprehensive loss	(45)	(13)
Accumulated deficit	(90,880)	(80,107)
Total shareholders’ equity	68,511	20,075
Total liabilities and shareholders’ equity	$116,270	$41,558

(1) The balance sheet at December 31, 2003 has been derived from the Company’s audited financial statements, which are included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Instrument sales	$8,064	$4,074	$20,648	$9,433
Reagent and disposable sales	5,385	568	9,918	1,523
Product sales	13,449	4,642	30,566	10,956
Contract revenues	624	106	2,044	426
Grant and government sponsored research revenue	4	619	13	1,868
Total revenues	14,077	5,367	32,623	13,250
Costs and operating expenses:
Cost of product sales	7,494	2,768	16,625	6,433
Research and development	4,037	3,861	11,531	11,430
Selling, general and administrative	3,984	2,646	11,485	8,364
Expense contingency for patent-related matter	—	—	1,264	—
Collaboration profit sharing	1,474	—	2,506	—
Total costs and operating expenses	16,989	9,275	43,411	26,227
Loss from operations	(2,912)	(3,908)	(10,788)	(12,977)
Other income (expenses), net	(3)	7	15	(34)
Net loss	$(2,915)	$(3,901)	$(10,773)	$(13,011)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.26)	$(0.40)
Shares used in computing basic and diluted net loss per share	41,889	33,985	40,775	32,596

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(10,773)	$(13,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,725	1,543
Amortization of intangible assets	855	—
Amortization of imputed interest	273	—
Amortization of deferred stock-based compensation	—	82
Stock-based compensation related to consulting services rendered	12	—
Deferred rent	79	109
Changes in operating assets and liabilities:
Accounts receivable	(5,587)	(477)
Collaboration receivable	5,000	—
Inventory	(1,672)	(777)
Prepaid expenses and other assets	(37)	(738)
Accounts payable and other current liabilities	5,543	291
Deferred revenue	(9)	33
Accrued compensation	48	309
Net cash used in operating activities	(4,543)	(12,636)

INVESTING ACTIVITIES:
Capital expenditures	(3,215)	(3,212)
Payments for technology licenses	(11,950)	—
Restricted cash	—	1,130
Net cash used in investing activities	(15,165)	(2,082)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	59,229	14,559
Proceeds from debt arrangements	636	1,900
Principal payments under debt arrangements	(428)	(1,080)
Net cash provided by financing activities	59,437	15,379

Net increase in cash and cash equivalents	39,729	661
Cash and cash equivalents at beginning of period	18,510	14,505
Cash and cash equivalents at end of period	$58,239	$15,166

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

The Company maintains a reserve for inventory obsolescence.  This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The reserve for inventory obsolescence was $0.5 million and $0.3 million, respectively, at September 30, 2004 and December 31, 2003.

The components of inventory at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$3,363	$2,203
Work in process	2,127	1,487
Finished goods	1,270	1,398
	$6,760	$5,088

Warranty Accrual

The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale for material and labor costs to repair the product.  Accordingly, a provision for the estimated cost of warranty repair is recorded at the time revenue is recognized. The Company’s warranty accrual is established using management’s estimate for future costs of repairing any instrument failures during the one-year warranty period.  As of September 30, 2004 and December 31, 2003, the accrued warranty liability was $350,000 and $426,000, respectively.  The activity in the warranty accrual for the three and nine months ended September 30, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$351	$567	$331	$634
Costs incurred and charged against reserve	(67)	(483)	(161)	(885)
Provision for warranty	66	208	180	543
Provision for specific warranty repair	—	134	—	134
Ending balance at September 30, 2004 and 2003, respectively	$350	$426	$350	$426

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis. The balance of intangible assets as of September 30, 2004 and December 31, 2003 was as follows (in thousands):

	September 30, 2004	December 31, 2003
Gross carrying amount	$32,102	$50
Accumulated amortization	(858)	(3)
Net carrying amount	$31,244	$47

Amortization expense of intangible assets was $0.6 million and $0.9 million, respectively, for the three and nine months ended September 30, 2004, and zero for the three and nine months ended September 30, 2003. The expected future annual amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense

2004 (remaining three months)	$621
2005	2,482
2006	2,482
2007	2,482
2008	2,482
2009-2020	20,695
Total expected future annual amortization	$31,244

As of September 30, 2004, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche), (see Note 5, “Patent License Agreements”). Amortization of intangible assets is included in cost of product sales in the accompanying condensed consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,915)	$(3,901)	$(10,773)	$(13,011)
Deduct: Total stock-based employee compensation determined under the fair value method for all employee- related stock-based awards, net of tax related effects	(1,611)	(884)	(3,841)	(1,745)
Add: Amortization of deferred stock compensation	—	7	—	82
Pro forma net loss	$(4,526)	$(4,788)	$(14,614)	$(14,674)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.11)	$(0.26)	$(0.40)
Pro forma	$(0.11)	$(0.14)	$(0.36)	$(0.45)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.21%	3.14%	3.52%	2.87%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	1.0	1.3	1.1	1.3
Weighted-average expected life of option (years)	4	5	4.7	5

These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, generally two years, was used.  The value has been recorded in the financial statements.

The weighted-average fair value of options granted was $6.73 and $6.57 per share during the three and nine months ended September 30, 2004, respectively, and $4.46 and $3.82 per share during the three and nine months ended September 30, 2003, respectively.  All options granted during these periods had exercise prices equal to the current fair market value of the underlying stock on the date of grant.

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

On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed SFAS 123R). The proposed SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed SFAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the proposed SFAS 123R, and would be effective for the Company beginning July 1, 2005. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed SFAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company’s right of repurchase. Common stock equivalents such as stock options have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(2,915)	$(3,901)	$(10,773)	$(13,011)
Basic and diluted:
Weighted-average shares of common stock outstanding	41,889	34,009	40,776	32,634
Less: weighted-average shares subject to repurchase	—	(24)	(1)	(38)
Shares used in computing basic and diluted net loss per share	41,889	33,985	40,775	32,596

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.26)	$(0.40)

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income or loss is displayed as a separate component of shareholders’ equity in the accompanying condensed consolidated balance sheets.  The activity in comprehensive loss during the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net loss	$(2,915)	$(3,901)	$(10,773)	$(13,011)
Other comprehensive loss:
Change in foreign currency translation adjustments	(19)	(39)	(18)	(6)
Change in unrealized losses on available-for-sale securities	(12)	—	(14)	—
	(31)	(39)	(32)	(6)
Comprehensive loss	$(2,946)	$(3,940)	$(10,805)	$(13,017)

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

3. Segment Information and Significant Concentrations

The Company and its wholly owned subsidiaries operate in only one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. Product sales to two customers, Northrop Grumman and Smiths Detection, represented 46% and 22%, respectively, of total product sales for the three months ended September 30, 2004, and 35% and 26%, respectively, of total product sales for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, there was no one direct customer that represented greater than 10% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Information about sales through distributors for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as percentage of total product sales)
Product sales through distributors in:
North America	8%	25%	11%	33%
Europe	6	14	7	15
Japan	3	8	3	10
Other	2	—	2	—
Total product sales through distributors	19%	47%	23%	58%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total net assets or total net property, plant and equipment in any period presented.

The Company relies on several companies as sole sources for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and investments in debt securities.

4.  Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Applied Biosystems Group (ABI) for ABI’s share of gross profit, as defined in the collaboration agreement, on related anthrax cartridge sales under the United States Postal Service (USPS) Biohazard Detection System (BDS) program. The profit sharing is pursuant to the Company’s collaboration agreement with ABI to develop reagents for use in the BDS developed for the USPS.  Collaboration profit sharing was $1.5 million and $2.5 million, respectively, for the three and nine months ended September 30, 2004.

5.  Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera Corporation, through ABI and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $11.5 million has been paid as of September 30, 2004 and $1.0 million will be paid in the fourth quarter of 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.3 million in back royalties related to the Applera license.  This amount was expensed during the quarter ended March 31, 2004.

The Company also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating the licensed patents.  Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual United States Postal Service (USPS) funding and deployment of the Biohazard Detection System (BDS); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold whether the BDS performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; manufacturing costs and efficiencies; the success of clinical trials for some of our products under development; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to successfully obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying worldwide market conditions and the other risks those set forth under “ Factors That Might Affect Future Results” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 1,700 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We began shipping GeneXpert modules and anthrax test cartridges for use in the biothreat market in the fourth quarter of 2003. For example, the GeneXpert module is being incorporated in the BDS developed by the Northrop Grumman led consortium for use by the USPS. We launched the GeneXpert system, which contains the GeneXpert module and related software, in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays, or biological tests.

The BDS for the USPS has been developed by a Northrop Grumman-led consortium that includes Cepheid and other subcontractors. This consortium was awarded a production contract that the USPS has indicated will include a $175.0 million first phase, with the USPS having an option for a second phase. We believe that we will realize 15% to 17% of the first phase amount, the majority of which we believe we will realize in the second half of 2004 and the first quarter of 2005. At the core of the BDS, Cepheid’s GeneXpert technology rapidly analyzes samples taken from the air around USPS processing lines to detect DNA from any potential anthrax spores as mail moves through the processing equipment. The shipment and validation of the first article production GeneXpert modules for the USPS program was completed in the fourth quarter of 2003, and the BDS is currently being installed on a production basis in selected USPS mail sorting facilities throughout the United States.

In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our GeneXpert platforms. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement.  The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years from the effective date, which represents the estimated period of our continuing involvement under the collaboration agreement.

During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through Applied Biosystems Group (ABI) and Celera Diagnostics, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $11.5 million has been paid as of September 30, 2004 and $1.0 million will be paid in the fourth quarter of 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

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

Revenues

During the three and nine months ended September 30, 2004, we derived the majority of our revenues from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. In the remaining periods of 2004, we expect sales of GeneXpert anthrax cartridges to continue to contribute a substantial portion of our revenue as phase one of the USPS BDS program continues.

Products

We commenced commercial sales of the SmartCycler in May 2000. We began shipping the SmartCycler II, which features various enhancements to the SmartCycler, in November 2002.

Our GeneXpert module has been incorporated in the USPS BDS, and is also currently being sold for integration by partner companies into their systems. . We launched the GeneXpert system, which contains the GeneXpert module and related software, in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005.

We have begun to develop and sell tests for use with the SmartCycler and GeneXpert platforms. We currently market a group B streptococcos (GBS) test and expect to market a methicillin-resistant staphylococcus aureus (MRSA) test for use with our SmartCycler systems. We also currently market a GeneXpert anthrax test cartridge for use in the USPS BDS program and biothreat market. In addition, we are working internally and with partners to develop a variety of tests for use on our SmartCycler and GeneXpert system in the cancer and infectious disease markets.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, and warranty accrual to be critical accounting policies.  Inherent in our determination of when to recognize revenue and how to evaluate our intangible assets, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments.  These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products.  We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates.  Except for the addition of the accounting policy on impairment of intangible assets discussed below, there have been no material changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

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

We will review our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We will conduct the impairment review at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we will then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(amount in thousands)	2004	2003	% Change	2004	2003	% Change
Revenues
Product sales
Instrument sales	$8,064	$4,074	98%	$20,648	$9,433	119%
Reagent and disposable sales	5,385	568	848%	9,918	1,523	551%
Total product sales	13,449	4,642	190%	30,566	10,956	179%
Contract revenues	624	106		2,044	426
Grant and government sponsored research revenue	4	619		13	1,868
Total revenues	$14,077	$5,367	162%	$32,623	$13,250	146%

Total revenues increased 162% and 146% in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003.  The increase was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS, and, to a lesser extent, by sales of our products in the life sciences and clinical genetic assessment markets.

Total product sales increased 190% and 179% in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003. The increase primarily resulted from increased sales volume of GeneXpert modules and anthrax cartridges to Smiths Detection and Northrop Grumman for deployment of BDS units in selected USPS mail sorting facilities throughout the United States, which commenced in the first quarter of 2004. Product sales to Northrop Grumman and Smiths Detection represented 46% and 22%, respectively, of total product sales for the three months ended September 30, 2004, and 35% and 26%, respectively, of total product sales for the nine months ended September 30, 2004. We had no direct customers that represented more than 10% of product sales for the three and nine months ended September 30, 2003.  In the three and nine months ended September 30, 2004, product sales through distributors represented 19% and 23%, respectively, of our total product sales.  In the three and nine months ended September 30, 2003, product sales through distributors represented 47% and 58%, respectively, of our total product sales.  The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as % of total product sales)
Total product sales:
North America	89%	78%	88%	75%
Europe	6	14	7	15
Japan	3	8	3	10
Other	2	—	2	—
	100%	100%	100%	100%

Product sales through distributors:
North America	8%	25%	11%	33%
Europe	6	14	7	15
Japan	3	8	3	10
Other	2	—	2	—
	19%	47%	23%	58%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract revenues increased to $0.6 million and $2.0 million in the three and nine months ended September 30, 2004, respectively, from $0.1 million and $0.4 million respectively, in the corresponding periods of 2003.  This increase was primarily a result of our collaboration with bioMerieux in which we derive revenues from the amortization of the upfront license fees paid to us by bioMerieux, as well as fees related to research and development services.

Grant and government sponsored research revenue decreased to $4,000 and $13,000 in the three and nine months ended September 30, 2004, respectively, from $0.6 million and $1.9 million, respectively, in the corresponding periods of 2003.  The revenue in the three and nine months ended September 30, 2003 was derived principally from our research and development contract with the U.S. Army Medical Research Institute of Infectious Diseases which was completed in November 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
(amount in thousands)	2004	2003	% Change	2004	2003	% Change
Costs and Operating Expenses
Cost of product sales	$7,494	$2,768	171%	$16,625	$6,433	158%
Research and development	4,037	3,861	5%	11,531	11,430	1%
Selling, general and administrative	3,984	2,646	51%	11,485	8,364	37%
Expense contingency for patent related matter	—	—		1,264	—
Collaboration profit sharing	1,474	—		2,506	—
Total costs and operating expenses	$16,989	$9,275	83%	$43,411	$26,227	66%

Cost of Product Sales

Cost of product sales consists primarily of raw materials, direct labor, manufacturing overhead and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 171% and 158% in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003. Our product gross margin percentage in the three and nine months ended September 30, 2004 was 44% and 46%, respectively, as compared to 40% and 41%, respectively, in the corresponding prior year periods. The increase of 4% and 5%, respectively, in product gross margin in the three and nine months ended September 30, 2004, as compared to the corresponding prior year periods, was primarily due to increased sales of higher gross margin products, partially offset by an increase in royalty and license costs resulting from our new license agreements, as well as manufacturing inefficiencies related to scale up of our anthrax cartridge production. We expect our gross margin for the fourth quarter of 2004 to be consistent with the gross margin for the third quarter of 2004 as well as the gross margin for the full year of 2003.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel-related expenses, research and development materials, facility costs and depreciation on property and equipment used in research and development. Research and development expenses increased 5% and 1% in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003. For the three months ended September 30, 2004 as compared to the corresponding period of 2003, there was an increase of $0.1 million in salaries and personnel-related expenses resulting from an increase in biotechnology, regulatory and clinical headcount and an increase of $0.2 million in facility and information technology costs, partially offset by a decrease of $0.1 million in depreciation and amortization and a decrease of $0.1 million in expenses for outside engineering services. For the nine months ended September 30, 2004 as compared to the corresponding period of 2003, there was an increase of $0.6 million in salaries and personnel-related expenses resulting from an increase in biotechnology, regulatory and clinical headcount and an increase of $0.4 million in facility and information technology costs, partially offset by a decrease of $0.5 million in expenses for research and development materials and $0.3 million in expenses for outside engineering services. We expect our quarterly research and development expenses to increase moderately in the fourth quarter of 2004 as compared to the third quarter of 2004 and corresponding period of 2003 as we incur clinical trial and regulatory costs related to the initiation of clinical trials for our GBS test for use on our GeneXpert system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, allocated facility costs and legal, accounting and other professional fees. Selling, general and administrative expenses increased 51% and 37% in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003. The increases were primarily due to the increases in sales and marketing, legal, accounting and insurance expenses. Specifically, the increase in the three months ended September 30, 2004, as compared to the corresponding period of 2003, included a $0.6 million increase in salaries and personnel-related expenses primarily resulting from increases in sales and marketing and executive headcount, a $0.2 million increase in consulting and accounting expenses related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, a $0.1 million increase in advertising, and a $0.1 million increase in insurance expenses. The increase in the nine months ended September 30, 2004 as compared to the corresponding period of 2003 included a $1.3 million increase in salaries and personnel-related expenses resulting from increases in sales and marketing and executive headcount, a $0.4 million increase in consulting and accounting expenses related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, a $0.3 million increase in legal expenses related to licensing and other strategic activities, a $0.2 million increase in advertising, a $0.3 million increase in travel expenses, and a $0.3 million increase in insurance expenses. We expect that our quarterly selling, general and administrative expenses will increase in the fourth quarter of 2004 as compared to the corresponding period of 2003 as we continue to see the impact of additional investments in sales and marketing and executive positions as well as costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Expense Contingency for Patent-Related Matter

In March 2004, before a definitive license agreement with Applera was reached, we recorded a charge and accrued a corresponding liability in the amount of $1.3 million related to estimated royalties on past product sales based on agreed-upon royalty rates.  The amount was fully paid in the second quarter of 2004 upon execution of the license agreement in that quarter.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI for ABI’s share of gross profit, as defined in the collaboration agreement, on related anthrax cartridge sales under the USPS BDS program. This profit sharing is pursuant to our collaboration agreement with ABI to develop reagents for use in the BDS developed for the USPS.  The collaboration profit sharing was $1.5 million and $2.5 million for the three and nine months ended September 30, 2004, respectively.

Other Income (Expenses), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(amount in thousands)	2004	2003	% Change	2004	2003	% Change
Other Income (Expenses), Net
Interest income	$198	$26	662%	$443	$91	387%
Interest expense	(244)	(53)	358%	(423)	(182)	132%
Foreign exchange gain (loss)	43	34		(5)	57
Total other income (expenses), net	$(3)	$7		$15	$34

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased by $172,000 and $352,000 in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003. The increases were primarily due to our higher average cash and cash equivalents balance in the 2004 periods. Interest expenses increased by $191,000 and $241,000 in the three and nine months ended September 30, 2004, respectively, from the corresponding periods of 2003. The increases were primarily due to a $196,000 and $273,000, respectively, amortization of imputed interest related to the license fee payments in the three and nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of September 30, 2004, we had $58.9 million in cash and cash equivalents (including $0.7 million in restricted cash). Our net increase in cash and cash equivalents in the nine months ended September 30, 2004 was $39.7 million, including net proceeds of approximately $57.7 million from the sale of our common stock in an underwritten public offering during the first quarter of 2004, partially offset by $18.0 million of net cash used in our operating, investing and other financing activities. From our inception through September 30, 2004, we had raised approximately $151.9 million in aggregate net proceeds from sales of our equity securities. We maintain our portfolio of cash equivalents in short-term commercial paper and money market funds in order to minimize market risk and preserve principal.

Net cash used in operating activities was $4.5 million and $12.6 million in the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, net cash used in operating activities primarily consisted of $15.4 million in cost of product sales, $10.4 million in research and development costs, $11.2 million in selling, general and administration expenses, $1.3 million in expense contingency for patent-related matter, a $1.7 million payment on collaboration profit sharing, and a $1.7 million increase in inventory, largely offset by $32.0 million in cash received from customers, including the $5.0 million collaboration receivable payment from bioMerieux, and a $4.5 million increase in accounts payable and accrued liabilities. In the nine months ended September 30, 2003, net cash used in operating activities consisted of $6.1 million in cost of product sales, $10.4 million in research and development costs, and $8.2 million in selling, general and administration expenses, partially offset by $12.8 million in cash received from customers. The above amounts for cost of product sales, research and development costs and selling, general and administrative expenses exclude non-cash expenses including depreciation and amortization on property and equipment, amortization of intangible assets and imputed interest, and stock-based compensation expenses.

Net cash used in investing activities was $15.2 million and $2.1 million in the nine months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities in the nine months ended September 30, 2004 consisted of $12.0 million in payments on purchases of technology licenses and $3.2 million in capital expenditures. Net cash used in investing activities in the nine months ended September 30, 2003 consisted of $3.2 million in capital expenditures, partially offset by $1.1 million in decrease of restricted cash.

Net cash provided by financing activities was $59.4 million and $15.4 million in the nine months ended September 30, 2004 and 2003, respectively. The $59.4 million provided in the nine months ended September 30, 2004 consisted of proceeds of $59.2 million from sales of common stock, including net proceeds of $57.7 million from our February 2004 common stock offering and $1.5 million from sales of common stock under our employee equity incentive plans, and $0.6 million in proceeds from equipment loans, partially offset by repayments of $0.4 million on our equipment loans.  The $15.4 million in the nine months ended September 30, 2003 consisted of proceeds of $14.6 million from sales of common stock, including net proceeds of $14.0 million from our March and August 2003 common stock offering and $0.6 million from sales of common stock under our employee equity incentive plans, and $1.9 million in proceeds from equipment loans, partially offset by repayments of $1.1 million on our equipment loans.

Contractual Obligations

During the nine months ended September 30, 2004, the only material change in our reported payments due under contractual obligations at December 31, 2003 was aggregated payments of $32.2 million license fees under our technology license agreements with Applera and Roche.  As of September 30, 2004, $11.5 million of the $32.2 million license fees has been paid in the second and third quarters of 2004, $1.0 million will be paid in the fourth quarter of 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006.

Off-Balance-Sheet Arrangements

As of September 30, 2004, we did not have any significant “off-balance-sheet arrangements”, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2004, we expect total capital expenditures of approximately $1.0 million for investments in automated manufacturing equipment, lab equipment and computer hardware and software. We expect to have negative cash flow from operations through at least the end of 2005.  Our total cash used in operating and investing activities was $19.7 million in the first nine months of 2004. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next several years. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control.  For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.

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

We may not achieve profitability.

We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2005. We experienced net losses of approximately $15.5 million in 2001, $19.7 million in 2002, $17.5 million in 2003 and $10.8 million in the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $90.9 million. Our ability to become profitable will depend on our ability to increase our revenues, which depends on a number of factors including market acceptance of our products, our ability to commercialize the GeneXpert system and develop effective GeneXpert assays, the extent of the USPS BDS program in which we are participating as it relates to whether the USPS elects to pursue the second phase of the program and what the operating parameters of all phases of the program, which affect the rate of consumable products sold, will be, the success of other collaborative programs, our ability to successfully penetrate the clinical market, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, our ability to improve manufacturing efficiency, and the need to acquire licenses to new technology or to use our technology in new markets, including potentially significant license fees and ongoing royalty payments associated with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.

Our participation in government contracting programs, including the USPS BDS program, involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS and our potential revenues from participating in the USPS program. However, we cannot be certain that actual funding, deployment and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. We cannot assure you that the USPS will choose to purchase additional BDS units containing our products as part of the potential second phase of the BDS program, or what the operating parameters of any phase of the program, which affect the rate of consumable products sold, will be. In addition, we cannot be sure that we will be able to sufficiently ramp up our manufacturing and implementation capacity to meet, in a timely fashion, the demands that will be placed on us by the production phase of the contract. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even though we are awarded a production contract, we may be subject to future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs is subject to a number of risks and uncertainties and may never yield significant revenues.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new products or product features.

Our products typically require licenses from third parties in order to be sold. If we were to lose any of these licenses for any reason, we may not be able to enter into new agreements on terms favorable to us or at all. We will also need to introduce new products and product features in order to market our products to a broader customer base. Accordingly, our introduction of new products and product features could require us to obtain additional licenses and pay unanticipated license fees and royalties. For example, in 2004, we signed patent license agreements with Applera Corporation and F. Hoffman-La Roche Ltd. that involve aggregated license fee payments of $32.2 million and require us to record resulting royalty obligations as part of the cost of product sales when the related product sales are recognized. Furthermore, for certain markets, we intend to manufacture reagents for use with our

SmartCycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We believe that manufacturing reagents for use in our SmartCycler and GeneXpert systems is important to our business and growth prospects. However, we will require additional licenses for many reagents that we may wish to market. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. GeneXpert modules are already being incorporated into the USPS BDS. In addition, we launched the GeneXpert system, which contains the GeneXpert module and related software, in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. However, to be successful, a menu of tests needs to be available for both the SmartCycler and GeneXpert platforms. Many factors may affect the market acceptance and commercial success of our products, including:

•                  timely development, approval and availability of tests and reagents for use on our SmartCycler and GeneXpert systems;

•                  demand for the tests and reagents we are able to introduce;

•                  timely completion of the GeneXpert system for commercial sale in the clinical genetic assessment market;

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

•                  our ability to obtain United States Food and Drug Administration (FDA) and any other regulatory clearances or approvals for clinical markets;

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

We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development and selling, general and administrative expenses are not significantly affected by variations in revenue.

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

We depend on several single source suppliers that supply components used in the manufacture of the SmartCycler system, the GeneXpert modules and system, disposable reaction tubes, and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. For example, we have, in the past, experienced problems with the delivery of certain parts from an existing supplier, and had to shift to an alternative supplier. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

In the clinical genetic assessment market, our products generally will be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Certain of our tests for use on our SmartCycler and GeneXpert systems, when used for clinical diagnostic purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date only the GBS and MRSA tests developed by Infectio Diagnostics, Inc. (IDI) for use on the SmartCycler have received FDA clearance. Approval or clearance from the FDA or any other governmental body has not been sought for other tests for the SmartCycler or GeneXpert. Any failure or material delay to obtain 510(k) clearance or premarket approval from the FDA for future products could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.

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

The sales cycles for our products, particularly in the life sciences market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our product to the life sciences market often involves purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both in amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market.  Idaho Technologies sells sequence detection systems to the military market.  F. Hoffmann-La Roche, Abbott Laboratories and GenProbe sell large batch sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market. Other companies, including Becton, Dickson and Company, Bayer and bioMerieux, offer molecular tests.

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

Furthermore, with respect to the BDS system, our products are incorporated into larger systems that are built and delivered by others. We cannot control many aspects of the final product, and any failure in the overall system, even if it is unrelated to our products, could harm our business.  Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.

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

Currently, our significant collaborative partners include:

•                  Northrop Grumman Corp.’s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, which are purchasing the GeneXpert module for installation into the BDS for the USPS program;

•                  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

•                  bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our GeneXpert platforms; and

•                  Infectio Diagnostics, Inc., in an agreement to distribute IDI tests for GBS and MRSA, that have been configured for use with the SmartCycler system, and to apply IDI proprietary genetic sequences for GBS and MRSA in the development and commercialization of Cepheid tests to be used in the GeneXpert system.

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

We depend on relationships with distributors for the marketing and sales of our products in the life sciences and clinical markets in various geographic regions and we have a limited ability to influence their efforts. In the nine months ended September 30, 2004, product sales through distributors represented 23% of total product sales. Our distributors in North America, Europe, Japan and other parts of the world accounted for 11%, 7%, 3% and 2%, respectively, of total product sales in the nine months ended September 30, 2004. Fisher Scientific is our major non-exclusive distributor in the United States and Canada. Other than our reserved right to sell directly to some end user customers, Takara Bio, Inc. is the exclusive distributor of SmartCycler in the life sciences market in Japan. We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

Our ability to sell our products depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any of our licenses under which we have been granted rights relating to our technologies and products. We are aware of a number of third-party patents that relate to our technology. We plan to seek licenses as we deem necessary or appropriate; however, such licenses may not be available on commercially acceptable terms, if at all. It is possible that third parties from whom we do not acquire a license may assert infringement or other intellectual property claims against us. For example, from time to time, companies have asked us to evaluate the need for a license of patents they hold, and we cannot assure you that patent infringement claims will not be filed against us in the future. Other companies may also have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

Compliance with new regulations governing public company corporate governance and reporting is complex and expensive.

Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ National Market, impose new obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our continuing preparation for and implementation of these reforms and enhanced new disclosures necessitates substantial management time and oversight and requires us to incur significant additional accounting and legal costs. In particular, we are preparing to provide, beginning with our annual report on Form 10-K for 2004, an annual report on our internal control over financial reporting, and to obtain an auditors’ attestation with respect to our report, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

The Financial Accounting Standards Board (FASB) has recently issued an exposure draft to require companies to expense employee stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), for financial reporting purposes. FASB is expects to issue a final standard by December 31, 2004. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations and our ability to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, conduct clinical trials, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 9th day of November, 2004.

CEPHEID
(Registrant)

/s/ JOHN L.BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOHN R. SLUIS
John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)