Form 10-K
period 2004-12-31
CEPHEID
filed 2005-02-28
CIK 1037760

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        As of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $481,527,584 based on the closing sale price for the registrant's common stock on the NASDAQ National Market on that date of $11.54 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

        As of February 21, 2005, there were 42,280,937 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of the registrant's proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part III hereof.

2004 ANNUAL REPORT ON FORM 10-K

Cepheid®, the Cepheid logo, SmartCycler®, GeneXpert® and I-CORE® are registered trademarks of Cepheid. SmartCycler II is a trademark of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

        The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual United States Postal Service (USPS) funding and deployment of the Biohazard Detection System (BDS); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; whether the BDS, as-built, performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks set forth under "Risk Factors" and elsewhere in this report, and we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We develop, manufacture and market fully-integrated systems that perform genetic analysis, including DNA or RNA analysis, for the clinical genetic assessment, life sciences and biothreat markets. Our systems enable rapid, sophisticated genetic testing of organisms and genetic based diseases by automating otherwise complex manual laboratory procedures. Genetic testing involves a number of complicated steps, including sample preparation, amplification and detection. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid genetic testing is particularly important, such as the infectious disease, cancer and biothreat testing markets. In particular, we have designed our systems to be capable of use in clinical genetic assessment. We have designed our systems to perform a broad range of genetic tests that are used to identify infectious organisms, enhance cancer management and care and identify organisms that could be used as bio-terrorism agents.

        Our two principal product platforms are our SmartCycler® system and our GeneXpert® system. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 1,900 units to date to a wide range of customers. Some of these customers include the Centers for Disease Control and Prevention (CDC), the Cleveland Clinic, the U.S. Food and Drug Administration (FDA), Johns Hopkins University, MaGee- Womens Hospital, Memorial Sloan-Kettering Cancer Center, the National Institutes of Health, Stanford University and the U.S. Army Medical Research Institute for Infectious Disease (USAMRIID). Our second product platform, the GeneXpert system, integrates automated sample preparation with our SmartCycler amplification and detection technology. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. We sell our products through both direct sales and various distribution channels worldwide. In addition, we are collaborating with strategic partners to co-develop assays, or biological tests. Some of our significant collaborators include the Children's Medical Center of Dallas, the Fred Hutchinson Cancer Research Center, the University of Pittsburgh Medical Center and USAMRIID.

        A Northrop Grumman-led consortium that includes Cepheid and other subcontractors has developed the Biohazard Detection System (BDS) for the United States Postal Service (USPS). This consortium was awarded a production contract that included a $175.0 million first phase, with the USPS having an option for a second phase, which was exercised subsequent to the close of the quarter ended December 31, 2004. Based on the orders received through the end of the first quarter of 2005, we have received approximately 15% to 17% of the first phase amount. We expect to begin shipping GeneXpert modules to be utilized with phase 2 installations during the first quarter 2005.

        At the core of the BDS, Cepheid's GeneXpert technology rapidly analyzes samples taken from the air at the USPS processing lines to detect DNA from any potential anthrax spores as mail moves through the processing equipment. The USPS has indicated that it expects to have BDS units installed at approximately 283 mail processing centers throughout the United States with the completion of the production and installation program currently underway. We expect to continue to supply anthrax test cartridges for installed BDS units on an on-going basis.

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

        Currently, the most widely-used method for genetic testing is to amplify the target sequence using amplification methods such as polymerase chain reaction (PCR), and to detect the presence of the target using complementary DNA segments tagged with fluorescent dyes that attach to the specific target DNA sequence. The DNA segments that attach to the target DNA sequence are called DNA probes. DNA probes can be designed for any unique genetic sequence and have been developed for many significant infectious disease organisms, including chlamydia, gonorrhea, group B streptococcus (GBS), and HIV, and many genetic mutations associated with human cancer and with inherited human characteristics.

        Competing technologies for determining the genetic composition of a cell or organism generally have the following limitations:

  •
  Require highly skilled technicians and special laboratories. Many currently available methods and systems for genetic analysis require highly skilled scientists and technicians in a special laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another.

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

OUR SOLUTION

        We have developed complete testing systems, including instrumentation and test cartridges that integrate automated sample preparation, amplification and detection. The systems are designed to handle a variety of different biological samples in a broad range of environments and offer the following key benefits:

  •
  Portability and ease of use. Our systems are portable and easy to use. In particular, our GeneXpert system automates integrated sample preparation, amplification, and detection, allowing laboratory and non-laboratory personnel to conduct sophisticated genetic analysis. In addition, our systems are designed to operate in a wide range of environments, including hospitals, research laboratories, physician offices, public health clinics or factories.

  •
  Flexible, random-access, modular platform. Our systems are highly flexible. Each test module within an instrument is independently controlled, enabling users to run several different tests, each using a different protocol, beginning at the same or different points in time. In addition, the user does not need to wait for all tests to be completed before starting additional tests. This flexibility allows for testing of multiple samples in a short period of time.

  •
  Multiple target analysis. With our present technology, as many as four different genetic sequences in each sample can be simultaneously detected in the same cartridge or disposable reaction tube. For example, one test cartridge or tube could be used to test for anthrax, pestis, smallpox and rabbit fever simultaneously. In addition to efficiency, multiple target analysis allows for greater accuracy in testing biological samples for the presence of disease. For example, accurate detection of anthrax is enhanced by the ability to simultaneously detect multiple distinct genetic targets within the same organism.

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

  •
  Integration of key steps. Our GeneXpert system integrates automated sample preparation with our SmartCycler amplification and detection technology. This integrated system enables the user to place the specimen in the test cartridge and obtain the result without performing additional interim tasks.

OUR STRATEGY

        Our strategy is to become the leading supplier of integrated systems and tests for markets including Clinical Genetic Assessment, Life Sciences and Biothreat in a variety of environments. Key elements of our strategy to achieve this objective include:

  •
  Provide a fully integrated genetic testing solution. We launched the GeneXpert system for the biothreat market in the second half of 2004. We are in the final stages of development of our self-contained GeneXpert system for the clinical genetic assessment market. We believe the introduction of this fully-integrated system will enable us to significantly expand our presence in the clinical market, as well as in the life sciences and biothreat markets. The GeneXpert system will allow healthcare providers to obtain timely results from a raw biological sample in order to aid in the genetic assessment of disease, including cancer and GBS and other infectious diseases. In addition, we are currently developing a pipeline of tests to be used on the GeneXpert system in a clinical setting.

  •
  Expand applications in target markets. Our target markets include clinical genetic assessment, life sciences and biothreat applications. We intend to develop, manufacture and sell an expanding menu of tests for both our SmartCycler System and GeneXpert System. These additional applications will enable us to leverage our installed base and potentially accelerate market adoption of our products. In addition, our customers will be able to implement new tests, without the need to purchase a new system.

  •
  Continue to develop and leverage strategic relationships to develop new tests. We are currently working with several collaborative partners in order to develop new target tests for use on our SmartCycler and GeneXpert systems. We believe that the development of these new tests will increase the utility of our systems and drive penetration in the clinical and biothreat markets. We intend to further pursue these and additional collaborative relationships to rapidly expand our test development and introduction.

  •
  Capitalize on our experience in the biothreat market. We believe that our experience in developing tests for the detection of biothreat agents for the USPS has validated our technology as an accurate, comprehensive and easy-to-use genetic testing solution. In addition, the USPS project provides us with a near-term revenue stream. We intend to capitalize on this experience to broaden our penetration of the biothreat market and to further pursue the clinical genetic assessment and the life sciences market.

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

OUR TECHNOLOGY

Automated sample preparation

        We believe that the proprietary automated sample preparation technology we are incorporating in the GeneXpert system is the first to integrate the basic chemistry and physics required to prepare a raw sample for integrated amplification and detection. We have developed microfluidic technologies that perform these steps in a disposable cartridge. The key steps in sample preparation together with our corresponding technologies are as follows:

        Adding reagents.    We manufacture disposable sample preparation cartridges and reagents lyophilized into a bead format. Our disposable cartridges also incorporate a proven fluid delivery system.

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

        Lysing cells.    We have developed a proprietary lysis technology capable of rapidly releasing DNA from the cells of organisms that are difficult to lyse, such as spores. This versatile ultrasonic lysing technology is incorporated in our GeneXpert modules and allows lysis procedures that otherwise can take hours, to be performed in seconds.

        Preparing for analysis.    In the GeneXpert modules, we integrate the sample preparation cartridge with our proprietary reaction tube, the same tube design used in our I-CORE (Integrated, Cooling/Heating Optics Reaction) modules and SmartCycler for amplification and detection. After capturing and concentrating the DNA from the sample, our cartridge automatically mixes the DNA with amplification reagents and moves the DNA to the reaction tube for amplification and detection.

Amplification and detection

        In 1996, we licensed a technology from University of California/Lawrence Livermore National Laboratories (LLNL) that allows us to integrate amplification and detection. Our commercial version of the technology is called the I-CORE module, a single chamber module measuring approximately one inch by four inches by five inches. An I-CORE is a complete, independent, temperature-controlled fluorimeter for performing and continuously monitoring chemical reactions such as PCR, and is a key element of both our SmartCycler and GeneXpert systems. The temperature of the sample can be controlled rapidly and accurately, allowing faster reactions and more accurate results. The I-CORE technology also allows the analysis of samples to be performed with much lower power than traditional methods. This permits our systems to be portable, giving our customers the capability to obtain bioanalytical results when and where they are needed. We use our I-CORE technology in both our SmartCycler and GeneXpert systems.

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

        Powerful optical analysis.    Each I-CORE module currently includes a four-channel optical analysis system. This allows the detection and quantification of multiple fluorescent dyes and multiple target molecules in the same cartridge or disposable reaction tube. Continuous optical monitoring during amplification also allows the user to stop the reaction as soon as a target is detected, thereby shortening the time to result. For example, in a single reaction tube, the I-CORE module could simultaneously detect and quantify staphylococcus aureus, detect the presence or absence of the methicillin-resistance gene and measure the optical response of a separate internal control target included to allow a user to verify the performance of the system.

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

        Easy-to-use lyophilized PCR reagents.    In order to attain our goal of "providing DNA test results, when and where they are needed," we must provide a total solution to the customer, which includes easy-to-use PCR reagents. Current liquid reagents are inconvenient in that they must be stored at near freezing temperatures in order to maintain their performance. Cepheid has developed a PCR reagent technology in which all the liquid chemicals necessary to perform PCR are lyophilized, or freeze-dried, into small, stable pellets. These pellets are pre-mixed doses of PCR chemicals that are stable over long periods of time at room temperature and easy for the customer to use.

        Robust proven amplification technology.    During 2004 the Company obtained a broad based non-exclusive worldwide license to the IVD market from Roche for its real-time PCR technology. Real-time PCR has been proven to be a robust amplification technology, which is applicable to genetic targets throughout the human genome and for the detection of infectious organisms. This technology also provides the benefit of enabling results on a short time-to-result basis. A short time-to-result is a definitive requirement in a number of medical situations.

PRODUCTS

        Our products are comprised of two system platforms our SmartCycler and GeneXpert systems and a growing menu of tests which may be run on each platform. In addition, in the Life Science market our products include various reagents and system disposables. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 1,900 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We began shipping GeneXpert modules and anthrax test cartridges for use in the USPS BDS Program in the fourth quarter of 2003. The GeneXpert module is being incorporated in the BDS developed by the Northrop Grumman led consortium for use by the USPS. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. In addition to our own activities, we are collaborating with academic and strategic partners to co-develop tests.

        The following table provides additional detail about the amplification and detection products we offer:

Products	Description
System Platforms
SmartCycler System	Laboratory- based DNA analysis instrument containing 16 I-CORE modules
GeneXpert System	Self contained set of GeneXpert modules (from one to four modules) for biothreat and clinical genetic assessment markets.
Life Sciences Research
OmniMix	General use PCR enzyme reagent for use on the SmartCycer product, produced in collaboration with Takara Bio, Inc.
Disposable SmartCycler Reaction Tubes	25 microliter disposable reaction tubes optimized for research and diagnostic applications
Clinical Genetic Assessment
IDI Group B Streptococcus Assay	Test that runs on SmartCycler; used to detect presence of Group B Streptococcus developed in collaboration with Infectio Diagnostics, Inc. (merged with GeneOhm Sciences, Inc.)
IDI Methicillin Resistant Staphylococus Aureus	Test that runs on SmartCycler used to detect presence of Methicillin Resistant Staphylococus Aureus; developed in collaboration with Infectio Diagnostics, Inc.
Bordetella pertussis (ASR)	Probes and primers designed to detect a 103 bp region of the IS481 gene
HSV Non-Typing (ASR)	Probes and primers designed to detect a 92bp region of the HSV Type 1 and Type 2 polymerase gene
HSV Typing (ASR)	Probes and primers designed to detect the glycoprotein G gene of HSV Type 2
Enterovirus (ASR)	Probes and primers designed to detect a 115 bp region of the 5' UTR
Biothreat
GeneXpert Module	Automated system for sample preparation, amplification and detection from raw biological samples designed for integration into larger biodetection systems
GeneXpert Anthrax Cartridge	Disposable cartridge for the detection of anthrax on our GeneXpert platform

System Platforms

SmartCycler

        The SmartCycler product platform contains 16 I-CORE modules arranged into a rapid, flexible, multi-purpose instrument capable of performing DNA amplification by means of PCR or other amplification methods and detection by means of a number of available fluorescent chemical techniques. The SmartCycler II is the second generation of the SmartCycler product. It was released in November 2002 and incorporates enhanced optical and software features. More than 1,900 SmartCyclers have been sold since the introduction of the product.

GeneXpert

        Our GeneXpert product platform combines sample preparation with the amplification and detection functions performed by our I-CORE module into an integrated, automated genetic analysis instrument. These products are designed to purify, concentrate, detect and identify targeted DNA sequences, from sample to result, in as little as 30 minutes, and the system can be operated by someone with only a minimal level of training. Current techniques for accomplishing this same complex series of procedures require extensive manual labor by skilled technicians or expensive automated equipment. Our first product on the market in this platform is the GeneXpert module, which has been incorporated in the USPS BDS and is currently being sold for integration by partner companies into their systems. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005.

        The GeneXpert system is designed to accept cartridges with several different internal configurations, each designed to perform a different class of assay or protocol. Each cartridge is labeled with test-specific bar codes that, through software loaded on an integrated computer, link to specific information on to how to direct the fluids through the cartridge and activate the various mixing, lysing, amplification, detection and other functions as required. The GeneXpert system is compact, uses low power and is suitable for applications requiring portability.

Life Sciences

OmniMix

        Our OmniMix product is produced under a collaborative agreement with Takara Bio, Ltd. (Takara) under which we package and distribute a dry-formulated version of Takara's Taq HS polymerase product that has been optimized for use on the SmartCycler. The OmniMix product provides researchers with a general-use PCR enzyme reagent optimized for our products.

Disposable SmartCycler Reaction Tubes

        One of our patented disposable reaction tubes is required for each assay run using our SmartCycler product platform. Tubes are designed to be disposed of after a single use and represent opportunities for recurring revenue from an installed base of systems. We manufacture and sell a 25 microliter tube. We have sold approximately 7.2 million reaction tubes to date.

Clinical Genetic Assessment

Analyte Specific Reagents (ASRs)

        We have released four ASRs for Bordella Pestussis, Enterovirus and HSV-Typing and Non-Typing tests for the SmartCycler in 2004, and maintain an aggressive development program, under which we hope to introduce approximately 10 additional ASRs in 2005.

Biothreat

GeneXpert Module

        Our first product on the market for the GeneXpert platform was the GeneXpert module, which has been incorporated in the USPS BDS and is currently being sold for integration by partner companies into their systems.

GeneXpert Anthrax Cartridge

        We currently offer one GeneXpert-test cartridge for the detection of anthrax. This cartridge is being used for the detection of anthrax in the USPS BDS program, as well as being available for the general biothreat market.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are focused on finalizing the self-contained version of our GeneXpert product for clinical use and developing additional tests either internally or with collaborators to be optimized for use on the GeneXpert and SmartCycler platforms. We also have strategic programs to enhance the capabilities or our platforms in the areas of enhanced multiplexing (more answers per test) and user convenience.

        Our cartridge design supports a strategy in which a continuous introduction of new test cartridges can be launched over a period of time, expanding the panel of tests that can be implemented on an installed base of GeneXpert instruments. In addition to our own development efforts, we are working with collaborators to co-develop the methodologies and chemistries to be used in specific tests incorporated in these cartridges.

        We have devoted substantial financial and business resources to research and development efforts in the commercialization of the SmartCycler and GeneXpert platform. Our research and development expenses for 2004, 2003 and 2002 were $15.9 million, $15.3 million and $16.4 million, respectively.

SALES

        We sell our products into the clinical genetic assessment, life sciences and biothreat markets through both direct sales and through various other distribution channels. In the United States, we sell in the life sciences market through our direct sales force, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher). We sell in the clinical genetic assessment market exclusively through our clinical sales force. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand sales into other territories throughout the world by adding new distributors. For example, we added distributors in Mexico, Brazil and China in 2004.

Distribution and collaboration arrangements

        We are collaborating with strategic partners to distribute both the SmartCycler and GeneXpert products in selected markets. For the year ended December 31, 2004, product sales through distributors represented 20% of our total product sales (including instruments, reagents and disposables) as compared to 48% in 2003. We have entered into the following significant commercial collaborations and distribution arrangements:

        bioMerieux, Inc.    In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our

SmartCycler and GeneXpert platforms. To date, bioMerieux has not commercialized a product based on our technology.

        Infectio Diagnostic, Inc.    In November 2003, we entered into a series of agreements with Infectio Diagnostics, Inc. (IDI). Under the agreements, we received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS and MRSA that have been configured for use with the SmartCycler system. We also received a non-exclusive, royalty-bearing license to apply IDI proprietary genetic sequences for GBS and MRSA, in the development and commercialization of Cepheid tests to be used in the GeneXpert system. IDI received non-exclusive worldwide rights to distribute our SmartCycler system for use with IDI tests.

        Applied Biosystems Group.    In October 2002, we entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the USPS BDS, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by Applied Biosystems for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

        Smiths Detection.    In August 2001, we entered into a patent and technology licensing and supply agreement with Smiths Detection (Smiths), formerly Environmental Technologies Group, Inc. Under this agreement we provide sub-systems and sub-assemblies to Smiths for integration into and manufacture of automated bio-detection systems. The agreement also provides for royalties to be paid by Smiths to Cepheid based on sales of the completed products to end-users on a quarterly basis. The license became non-exclusive in September 2003 by its terms. To date, revenues derived from this agreement have not been significant.

        Fisher Scientific Company L.L.C.    Fisher has non exclusive rights to sell the SmartCycler under the Cepheid label and trade dress in the following markets in the United States: life science research, environmental (excluding bio-threat), pharmaceutical quality control, in vitro fertilization, quality control and cosmetics quality control and Fisher also has non-exclusive rights to sell the SmartCycler in Canada. This arrangement expires May 31, 2006.

        U.S. government programs.    In 2003, a Northrop Grumman-led consortium that includes Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract that included a first phase, with the USPS having an option for a second phase, which has been recently exercised. In January 2005, we received an order for an additional 300 GeneXpert modules to be used with the BDS phase II program. In February 2005, we received a purchase order for an additional 323 GeneXpert Modules to be used with the phase II program.

        In addition to the BDS program, we have received grants and research contracts from the Defense Advanced Research Projects Agency, USAMRIID, Soldier Biological Chemical Command and LLNL.

MANUFACTURING

        Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and FDA's Quality Systems Requirements enabling us to market our systems in the clinical genetic assessment, life science and biothreat testing markets worldwide. In our manufacturing facilities, we assemble, calibrate and test our instruments and we produce reagents for use on our SmartCycler and GeneXpert systems. We assemble our patented disposable reaction tubes on a custom, automated assembly line that is designed with an expandable capacity.We depend on suppliers for various components used in the manufacture of the SmartCycler system, the GeneXpert modules and system, disposable reaction tubes, and cartridges, some of which are our sole source for such components.

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

        Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. F. Hoffmann-La Roche, Abbott, and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market. Other companies, including Becton, Dickson and Company, Bayer and bioMerieux, offer molecular tests.

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

        In many instances, particularly in the clinical genetics assessment area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we could lose sales and our business will be harmed.

        We believe that the principal competitive factors affecting sales of genetic and DNA analysis systems include the speed, integrated functionality and portability of the equipment, ease of use, the quality of the test results, price, market acceptance of the technology, regulatory approvals, particularly in the clinical genetic assessment market, and possession of the necessary intellectual property licenses for specific markets, collaborations and distributor relationships for specific markets and assays, and the selection of assays available for the system. We believe our products better integrate the various processes associated with genetic and DNA analysis than other currently available equipment, and that the speed, portability, flexibility, reliability and ease of use of our products is very competitive. The timely introduction and commercial launch of the self-contained GeneXpert system in the clinical genetic assessment market will be an important part of establishing our leadership with respect to each of these factors. Our sales are relatively small compared to those of many of our competitors, but we believe that the introduction of GeneXpert, our distributor and collaborative partner base, and securing high-profile contracts can help build our public profile and market acceptance.

GOVERNMENT REGULATION

        In the clinical genetic assessment market, the FDA and comparable agencies of other countries will generally regulate our products as medical advices. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to twelve months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from six months to two years or longer from submission. Products, such as the SmartCycler and the GeneXpert system, when used for clinical diagnostic purposes may require this approval. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only the Strep B and MRSA tests developed by IDI for use on the SmartCycler have received FDA clearance. We and our collaborative partners have not sought approval or clearance from the FDA or any other governmental body for other tests for the SmartCycler or GeneXpert. However, we have initiated clinical evaluations of our own GeneXpert GBS test as an alternative to the IDI-Strep B test on the SmartCycler under an FDA approved investigational device exemption (IDE) protocol.

        In addition, our manufacturing facilities, where we assemble and produce the SmartCycler system and the GeneXpert system, cartridges and reagents (including class I ASRs), are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. These facilities are subject to Quality System Regulation (QSR) requirements of the FDA. Our facilities are certified to ISO 13485:1996 and CMDCAS to meet EU and Canadian requirements for IVD devices. We have CE marked the SmartCycler for IVD use in EU countries. We expect to be able to certify to ISO 13485:2003 in 2005.

        For the life sciences and biothreat markets, some of our products may not need FDA or other regulatory approval; however, all of our products will be produced under ISO 13485 and QSR (formerly known as Good Manufacturing Practice (GMP)) requirements. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products under development or diagnostic products we may develop and commercialize in the future will be subject to regulation in the United States and in other countries.

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

        As of December 31, 2004, we have an additional 22 issued or allowed U.S. patents on our disposable reaction tube, thermo cycling with optics, and disposable sample preparation cartridges. We have an additional 31 pending U.S. patent applications and corresponding international counterpart applications relating to our technologies. Our pending patent applications relate to our developing reagent capability as well as our I-CORE module, reaction tubes, lysing technology, nucleic acid concentration chip and microfluidic devices, and methods and systems as applied to sample processing and automated DNA analysis.

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

        In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business. We could also be subject to third-party claims that we require additional licenses for our products, and such claims could interfere with our business. From time to time, third parties have contacted us regarding their intellectual property, whether to license intellectual property, or in some instances, alleging potential infringement. If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products. Even if our products were determined not to infringe on the intellectual property rights of others, we could incur substantial costs in defending any such claims.

        In April 2004, we entered into a patent license agreement with Applera Corporation, through ABI and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Applera Patents. We also entered into a patent license agreement with F. Hoffman-L Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Roche patents. We may require additional licenses for new products or product features. Such licenses could include additional substantial up-front payments, as well as ongoing royalties on product sales.

EMPLOYEES

        As of December 31, 2004, we had 212 full-time employees worldwide. Approximately 73 employees were engaged in research and product development, of which 34 were in engineering and 39 in biotechnology. None of our employees are represented by a labor union. We consider our employee relations to be good.

EXECUTIVE OFFICERS

        Set forth below as of February 21, 2005 is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
John L. Bishop	60	Chief Executive Officer and Director
Russell K. Enns, Ph.D.	56	Senior Vice President, Regulatory and Clinical Affairs, Quality System and Reimbursement
Robert J. Koska	47	Senior Vice President, Worldwide Sales and Marketing
Humberto Reyes	59	Senior Vice President, Operations
John R. Sluis	59	Senior Vice President, Finance and Chief Financial Officer
Joseph H. Smith	60	Senior Vice President, General Counsel and Secretary

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

        Russel K. Enns, Ph.D.    Dr. Enns joined us as Senior Vice President, Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement in June 2003. Prior to joining Cepheid, Dr. Enns was Divisional Vice President for Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement at Vysis, Inc. a genomic disease management company from 1995 to 2004. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development Clinical Programs and Technical Affairs at GenProbe, Inc., a biotechnology diagnostic company, from 1984 to 1992.

        Robert J. Koska.    Mr. Koska joined us as Senior VP Sales & Marketing in February 2005. Prior to joining Cepheid, Mr. Koska held various positions with Vysis, Inc. and subsequently Abbott Laboratories since 1996. Mr. Koska's work experience includes Divisional Vice President, Vysis U.S. and Canadian Sales at Abbott Molecular Diagnostics, and Senior Vice President Worldwide Sales & Marketing, Vysis prior to the Abbott acquisition. Mr. Koska further previously held progressive positions in sales and marketing at DIFCO Laboratories, Inc., Bristol Myers Genetic Systems Corporation, and J&J's Ortho Diagnostic Systems, Inc. Mr. Koska has an MBA, Marketing Emphasis, from the University of Michigan, Ann Arbor, MI, and a BS degree in Medical Technology from Wayne State University, Detroit, MI. Mr. Koska is an experienced sales and marketing executive with more than 20 years of progressive management experience in the diagnostic industry.

        Humberto Reyes.    Mr. Reyes joined us as Senior VP Operations in November 2004. Prior to joining Cepheid, Mr. Reyes was an Operations Consultant with Brownsboro Group, LLC. from September 2003 to November 2004. Prior to joining Brownsboro, Mr. Reyes was a Senior Operations Consultant for EXPERTech Associates, consulting in medical devices and biotech industries from November 2001 to June 2003. Prior to that, he was Head of Operations for OXIS Health Products Inc., which developed, manufactured and marketed wellness programs from August 1997 to September 2001. He is an experienced operations executive with more than 25 years of progressive management experience in the diagnostic and related industries. Mr. Reyes' work experience also includes Vice President, Operations, Dade Diagnostics at Baxter; Vice President/General Manager, Chromatography Division, Varian and Associates; and Sr. Vice President, Operations, Microgenics Corporation.

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

RISK FACTORS

        You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Cepheid. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

We may not achieve profitability.

        We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2005. We experienced net losses of approximately $19.7 million in 2002, $17.5 million in 2003 and $13.8 million in 2004. As of December 31, 2004, we had an accumulated deficit of approximately $93.9 million. Our ability to become profitable will depend on our ability to increase our revenues, which depends on a number of factors including our ability to successfully penetrate the clinical genetic assessment market, our ability to successfully commercialize the GeneXpert system and develop effective GeneXpert assays, the extent of our participation in the USPS BDS program and what the operating parameters of any phase of the BDS program will be, which will affect the rate of our consumable products sold, the success of our other collaborative programs, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, our ability to improve manufacturing efficiencies, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.

        Our participation in government contracting programs, including the USPS BDS program, involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS and our potential revenues from participating in the USPS program. However, we cannot be certain that actual funding, deployment and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. We cannot assure you that the USPS will choose to purchase additional BDS units containing our products as part of the ongoing second phase of the BDS program other than the Purchase Orders received to date, or what the operating parameters of any phase of the BDS program will be, which will affect the rate of our consumable products sold. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even though we are awarded a production contract, we may be subject to future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs is subject to a number of risks and uncertainties and may never yield the currently expected revenues.

If we cannot successfully commercialize our products, our business could be harmed.

        If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We launched the GeneXpert system, which contains the GeneXpert module and related software, in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. However, many factors may affect the market acceptance and commercial success of our products, including:

  •
  timely development, approval and availability of a menu of tests and reagents for use on our SmartCycler and GeneXpert systems;

  •
  demand for the tests and reagents we are able to introduce;

  •
  the timing of market entry of our GeneXpert system relative to competitive products;

  •
  the timing of market entry of various tests for the GeneXpert and the SmartCycler systems;

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

        In particular, we believe that the success of our business will depend in large part on our ability to commercialize our products for the clinical genetic assessment market. Our current reliance on revenues from the USPS BDS program has resulted in substantial revenue concentrations in recent periods. However, as discussed above, revenues from the BDS program are subject to substantial risks, including potential delays in implementation or changes in governmental budgeting priorities. We cannot assure you of the extent that the USPS will choose to purchase additional BDS units containing our products as part of the ongoing second phase of the BDS program and what the operating parameters of any phase of the BDS program will be, which affects the rate of our consumable products sold. In part because of the risks associated with our current reliance on the BDS program, we believe that successfully building our business in the clinical genetic assessment market is critical to our long-term goals and success. We have limited experience operating in the clinical market and, as a result, we have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the clinical market. If we cannot successfully penetrate the clinical market to exploit these licenses, ongoing payments that we have agreed to make under them could significantly harm our business and operating results in future periods.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new products or product features.

        Our products typically require licenses from third parties in order to be sold. If we were to lose any of these licenses for any reason, we may not be able to enter into new agreements on terms favorable to us or at all. We will also need to introduce new products and product features in order to market our products to a broader customer base. Accordingly, our introduction of new products and product features could require us to obtain additional licenses and pay unanticipated license fees and royalties. For example, in 2004, we signed patent license agreements with Applera Corporation and F. Hoffman-La Roche Ltd. that involve aggregated license fee payments of $32.2 million over a period of

2 years and require us to record resulting royalty obligations as part of the cost of product sales when the related product sales are recognized. Furthermore, for certain markets, we intend to manufacture reagents for use with our SmartCycler and GeneXpert systems to offer a more complete solution for the detection and analysis of DNA. We believe that manufacturing reagents for use in our SmartCycler and GeneXpert systems is important to our business and growth prospects. However, we will require additional licenses for many reagents that we may wish to market. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

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

        Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. We have limited experience in manufacturing large volumes of products and manufacturing problems could arise or we may be unable to adequately scale-up manufacturing in a timely manner or on a commercially reasonable basis if we experience increased demand. In the past, we have experienced delays in our ability to ship finished products as a result of delays in production. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given quarter or other fiscal period if we experience significant delays in the manufacturing process. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales and our other operating results will be materially and adversely affected.

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

        In the clinical genetic assessment market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Certain of our tests for use on our SmartCycler and GeneXpert systems, when used for clinical diagnostic purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only the GBS and MRSA tests developed by Infectio Diagnostics, Inc. (IDI) for use on the SmartCycler have received FDA clearance. Approval or clearance from the FDA or any other governmental body has not been sought for other tests for the SmartCycler or GeneXpert. Any failure or material delay to obtain 510(k) clearance or premarket approval from the FDA for future products could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.

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

If our competitors and potential competitors develop superior products and technologies, our competitive position and results of operations would suffer.

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

        Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, Bio-Rad Laboratories and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. F. Hoffmann-La Roche, Abbott Laboratories and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market. Other companies, including Becton, Dickson and Company, Bayer and bioMerieux, offer molecular tests.

        In order to compete effectively, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these competing technologies and products.

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

If product liability lawsuits are successfully brought against us, we may face reduced demand for our product and incur significant liabilities.

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

        We believe that our success in penetrating our target markets and in bidding for certain kinds of contracts depends in part on our ability to develop and maintain collaborative relationships with other companies. However, our collaborative partners may not be able to perform their obligations as expected or may not devote sufficient resources to the development, supply or marketing of potential products developed under these collaborations. Also, if a key collaborative partner fails to perform its obligations as expected, including, for example, if it becomes insolvent or is acquired by another company with which we have no relationship, we may not be able to develop an adequate alternative in a timely manner.

        Currently, our significant collaborative partners include:

  •
  Northrop Grumman Corp.'s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, which are purchasing the GeneXpert module for incorporation into the BDS for the USPS program;

  •
  Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

  •
  bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our GeneXpert system; and

  •
  IDI, in an agreement to distribute IDI tests for GBS and MRSA, that have been configured for use with the SmartCycler system, and to apply IDI proprietary genetic sequences for GBS and MRSA in the development and commercialization of Cepheid tests to be used in the GeneXpert system.

        Relying on these or other collaborative relationships is risky to our future success because, among other things:

  •
  our collaborative partners may not devote sufficient resources to the success of our collaboration;

  •
  our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

  •
  our collaborative partners may be acquired by another company and decide to terminate our collaborative partnership;

  •
  our collaborative partners may develop technologies or components competitive with our products;

  •
  components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

  •
  disagreements with collaborators, which could result in the termination of the relationship or litigation;

  •
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

        We have a relatively small sales force compared to our competitors. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we may require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If our direct sales force is not successful, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.

        We depend on relationships with distributors for the marketing and sales of our products in the life sciences and clinical markets in various geographic regions and we have a limited ability to influence their efforts. In 2004, product sales through distributors represented 20% of total product sales. Our distributors in North America, Europe, Japan and other parts of the world accounted for 11%, 5%, 2% and 2%, respectively, of total product sales in 2004. Fisher Scientific is our major non-exclusive distributor in the United States and Canada. Other than our reserved right to sell directly to some end user customers, Takara Bio, Ltd. is the non-exclusive distributor of SmartCycler in the life sciences markets in Japan, South Korea and China (including Hong Kong and Taiwan). We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

        Our ability to sell our products depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any of our licenses under which we have been granted rights relating to our technologies and products. We are aware of a number of third-party patents that relate to our technology. We plan to seek licenses, as we deem necessary or appropriate; however, such licenses may not be available on commercially acceptable terms, if at all. It is possible that third parties from whom we do not acquire a license may assert infringement or other intellectual property claims against us. For example, from time to time, companies have asked us to evaluate the need for a license of patents they hold, and we cannot assure you that patent infringement claims will not be filed against us in the future. Other companies may also have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party's proprietary rights. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.

        We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Any public announcements related to these suits could cause our stock price to decline.

If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.

        Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that include technologies that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some technology and have licensed some of our technology under patents of others. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

        The sales cycles for our products, particularly in the life sciences market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the life sciences market often involves purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both in amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

  •
  political and economic instability.

        We intend to expand our international sales and marketing activities, including through our European subsidiary, and enter into relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively.

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

        We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as microbiology, clinical and sales and marketing. Retaining and training personnel with the requisite skills remains challenging, and, as general economic conditions improve, is becoming increasingly competitive, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

Compliance with new regulations governing public company corporate governance and reporting is complex and expensive.

        Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ National Market, impose new obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures necessitates substantial management time and oversight and requires us to incur significant additional accounting and legal costs. In particular, we are providing, beginning with this annual report on Form 10-K for 2004, an annual report on our internal control over financial reporting, and obtaining an auditor's attestation with respect to our report, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to timely implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

        Changes in the accounting treatment for stock options required commencing July 1, 2005 will require us to account for employee stock options as compensation expense on our financial statements. In December 2004, the Financial Accounting Standard Board issued a new statement, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. The new rules would be would be effective for us beginning July 1, 2005. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

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

ITEM 2.    PROPERTIES

        We currently lease approximately 76,000 square feet of office and laboratory space in Sunnyvale, California, which serves as the base for our manufacturing, product support and research and development efforts pursuant to a lease that expires in March 2012. We also sublease approximately 1,444 square feet of laboratory space in Bothell, Washington for advanced chemistry research and development pursuant to a month to month lease. We also own a 9,500 square-foot building outside of Toulouse, France. We believe we will be able to obtain additional facilities space on commercially- reasonable terms, as required.

ITEM 3.    LEGAL PROCEEDINGS

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the last quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        Our common stock has been traded on the NASDAQ National Market since our initial public offering on June 21, 2000 under the symbol CPHD. Prior to such time, there was no public market for our common stock. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ National Market, were as follows:

	High	Low
Fiscal year ended December 31, 2003
First Quarter	$6.15	$3.25
Second Quarter	5.38	3.08
Third Quarter	5.90	4.00
Fourth Quarter	10.40	4.67
Fiscal year ended December 31, 2004
First Quarter	$13.56	$8.45
Second Quarter	11.54	6.16
Third Quarter	11.48	6.71
Fourth Quarter	10.74	7.72

        On February 21, 2005 the last reported sale price of our common stock on the NASDAQ National Market was $10.74 per share. On February 21, 2005, there were approximately 238 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

        We have never declared or paid any cash dividends on our capital stock. We are not restricted from paying dividends. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data have been derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$49,967	$15,817	$12,413	$8,669	$4,397
Contract revenues	2,967	638	403	131	416
Grant and government sponsored research revenue(1)	34	2,079	1,838	2,554	2,249

Total revenues	52,968	18,534	14,654	11,354	7,062

Cost and operating expenses:
Cost of product sales	27,541	8,628	8,766	6,330	3,851
Collaboration profit sharing	6,096	262	—	—	—
Research and development(1)(2)	15,903	15,330	16,356	14,620	14,810
Selling, general and administrative(1)(3)	16,134	11,872	9,105	7,110	4,920
Expense for patent related matter	1,264	—	—	—	—
Restructuring expenses	—	—	245	—	—

Total costs and operating expenses	66,938	36,092	34,472	28,060	23,581

Loss from operations	(13,970)	(17,558)	(19,818)	(16,706)	(16,519)
Other income (expenses), net	170	27	77	1,195	1,700

Net loss	(13,800)	(17,531)	(19,741)	(15,511)	(14,819)
Deemed dividend to Series C preferred Shareholders(4)	—	—	—	—	(19,114)

Net loss applicable to common shareholders	$(13,800)	$(17,531)	$(19,741)	$(15,511)	$(33,933)

Basic and diluted net loss per common share	$(0.34)	$(0.53)	$(0.70)	$(0.60)	$(2.14)

Shares used in computing basic and diluted net loss per common share	41,083	33,367	28,203	25,939	15,859

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$57,439	$18,510	$14,505	$24,680	$39,698
Restricted cash	688	688	2,296	661	—
Working capital	45,217	21,839	16,274	26,781	41,259
Total assets	120,315	41,558	30,191	34,492	47,353
Long-term obligations	14,165	1,978	1,993	1,167	1,504
Accumulated deficit	(93,907)	(80,107)	(62,576)	(42,835)	(27,324)
Total shareholders' equity	65,609	20,075	20,758	29,478	42,647

(1)
Prior year balances have been reclassified to conform to the current-year presentation.

(2)
Research and development included charges for stock-based compensation of $16, $68, $351, $1,246, and $3,706 in 2004, 2003, 2002, 2001, and 2000, respectively.

(3)
Selling, general and administrative included charges for stock-based compensation of zero, $31, $189, $543 and $1,152 in 2004, 2003, 2002, 2001, and 2000, respectively.

(4)
In January through March 2000, we completed the sale of 6,379,978 shares of Series C convertible preferred stock from which we received proceeds of approximately $19.1 million or $3.00 per share. At the date of issuance, we believed the per share price of $3.00 represented the fair value of the preferred stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the fair value of the common stock as of January and March 2000. The increase in fair value of the common stock issuable upon conversion of the Series C convertible preferred stock resulted in a beneficial conversion feature of $19.1 million that was recorded as a deemed dividend to preferred shareholders in 2000.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual USPS funding and deployment of the BDS; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; whether the BDS, as-built, performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks those set forth under "Risk Factors" and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

        We develop, manufacture, and market fully-integrated systems that perform genetic analysis, including DNA or RNA analysis, for the clinical genetic assessment, life sciences and biothreat markets. Our systems enable rapid, sophisticated genetic testing of organisms and genetic based diseases by automating otherwise complex manual laboratory procedures. Genetic testing involves a number of complicated steps, including sample preparation, amplification and detection. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid genetic testing is particularly important, such as the infectious disease, cancer and biothreat testing markets. In particular, we have designed our systems to be capable of use in clinical genetic assessment. We have designed our systems to perform a broad range of genetic tests that are used to identify infectious organisms, enhance cancer management and care and identify organisms that could be used as bio-terrorism agents.

        Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 1,900 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays.

        A Northrop Grumman-led consortium that includes Cepheid and other subcontractors has developed the Biohazard Detection System (BDS) for the United States Postal Service (USPS). This

consortium was awarded a production contract that included a $175.0 million first phase, with the USPS having an option for a second phase, which was exercised subsequent to the close of the quarter ended December 31, 2004. Based on the orders received through the end of the first quarter of 2005, we have received approximately 15% to 17% of the first phase amount. We expect to begin shipping GeneXpert modules to be utilized with phase 2 installations during the first quarter 2005.

        In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our GeneXpert platforms. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement if any such products are introduced. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years from the effective date, which represents the estimated period of our continuing involvement under the collaboration agreement.

        During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through Applied Biosystems Group (ABI) and Celera Diagnostics, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera and Roche's respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $12.5 million had been paid as of December 31, 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

Sales Channels

        We sell our products through both direct and other various distribution channels. In the United States, we sell through our direct sales force in life sciences and clinical genetic assessment markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher), in the life sciences market. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa, leading to increased product sales in those regions. We expect to continue to expand sales into other territories throughout the world by adding new distributors. For example, we added distributors in Mexico, Brazil and China in 2004.

Research and Development

        Since our inception, we have devoted significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert platforms and, more recently, developing assays and ASRs for use on those platforms. Research and development expenses were approximately $16.4 million in 2002, $15.3 million in 2003, and $15.9 million in 2004. We expect that our research and development expenses will increase significantly in 2005 as we increase our assay development costs and incur clinical trial and regulatory costs related to the initiation of clinical trials for our GBS and Enterovirus test for use on our GeneXpert system.

Revenues

        During 2004, we derived the majority of our revenues from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. In 2005, we expect sales of GeneXpert anthrax cartridges to contribute a substantial portion of our revenue as the USPS BDS program continues.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

        We consider certain accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual and stock-based compensation to be critical accounting policies. Inherent in our determination of when to recognize revenue, and in our calculation of our asset impairment, inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

        Contract revenues.    Contract revenues consist of fees earned under technology license arrangements, fees for services rendered under research and development arrangements, for grants and government sponsored research agreements and for milestone payments and royalties received under license and collaboration agreements. Deferred revenue is recorded when funds are received in advance of technologies to be delivered or services to be performed.

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

Impairment of Intangible Assets

        Our intangible assets consist primarily of rights to certain patented technologies that we purchased in 2004. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis. Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations.

        We will review our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We conduct the impairment review at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There were no impairment charges taken in 2004.

Inventory Reserve and Warranty Accrual

        We maintain reserves for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance. The inventory reserve is established using management's estimate of the potential future obsolescence or excess of inventory. As of December 31, 2004, reserve for inventory obsolescence was approximately $0.7 million. A substantial decrease in demand for our products or the introduction of new products could lead to excess inventories and could require us to increase our reserve for inventory obsolescence. Our current estimate or assumption is consistent with prior periods and, in the past, there have not been significant adjustments of the actual results to our estimates.

        Our warranty accrual is established using management's estimate for the future costs of any instrument failures during the 12 to 15 month warranty period and is based on the actual historical rates of instrument failure, adjusted for any known conditions that would impact future instrument failure. As of December 31, 2004, warranty accrual was approximately $0.4 million. A significant change in failure rates of our SmartCycler system could lead to increased warranty costs and could require us to increase our warranty reserve. If such adverse conditions were to occur, we cannot readily predict what effect on our financial condition or results of operations would result, as any such effect would depend on both future results of operations and the magnitude and timing of the adverse conditions. Our current estimate or assumption is consistent with prior periods and, in the past there have not been significant adjustments of the actual results to our estimates.

Stock Based Compensation

        The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of evolving accounting standards related to employee stock options.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123R, "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in FASB Statement 123, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. We expect to adopt SFAS 123R on July 1, 2005.

        SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

        As permitted by SFAS 123, we currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The amounts related to the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We believe the adoption of this statement will have no material effect on us.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenues

	Years Ended December 31,
	2004	2003	% Change
	(amounts in thousands)
Revenues:
Instrument sales	$27,922	$13,012	115%
Reagent and disposable sales	22,045	2,805	686%

Total Product Sales	49,967	15,817	216%
Contract revenues	2,967	638	365%
Grant and government sponsored research revenue	34	2,079	(98)%

Total revenues	$52,968	$18,534	186%

        Total revenues increased 186% to $53.0 million in 2004 from $18.5 million in 2003. The increase in total revenues in 2004 as compared to 2003 was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS, and, to a lesser extent, by sales of our products in the life sciences and clinical genetic assessment markets.

Product Sales

        Total product sales increased 216% to $50.0 million in 2004 from $15.8 million in 2003. The increase was primarily due to increased sales volume of GeneXpert modules and cartridges to Smiths Detection and Northrop Grumman for deployment of BDS units in selected USPS mail sorting facilities throughout the United States. In 2004, product sales to Northrop Grumman and Smiths Detection represented 45% and 23%, respectively, of total product sales. In 2003, product sales to Northrop Grumman represented 11% of total product sales. In 2002, there was no one direct customer that represented greater than 10% of total product sales. In 2004 and 2003, product sales through distributors represented 20% and 48%, respectively, of our total product sales (including instruments, reagents and disposables. The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2004	2003
	(as % of total product sales)
Total Product Sales:
North America	91%	78%
Europe	5%	15%
Japan	2%	7%
Rest of world	2%	0%

Total Product Sales	100%	100%

Product Sales through Distributors in:
North America	11%	30%
Europe	5%	11%
Japan	2%	7%
Rest of world	2%	0%

Total Product Sales through Distributors	20%	48%

        No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenue

        Contract revenues increased 365% to $3.0 million in 2004 from $0.6 million in 2003. This increase was primarily due to the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc. We do not expect contract revenue to be a significant component of 2005 revenue.

Grant and Government Sponsored Research Revenue

        Grant and government sponsored research revenue decreased to $34,000 in 2004 from $2.1 million in 2003. The revenue was derived principally from our research and development contract with the USAMRIID. The decline in grant and government sponsored research revenue in 2004 resulted from the expiration of the USAMRIID contract in November 2003 and our decision not to emphasize these sources of revenue.

	Years Ended December 31,
	2004	2003	% Change
	(amounts in thousands)
Costs and operating expenses:
Cost of product sales	$27,541	$8,628	219%
Collaboration profit sharing	6,096	262	2227%
Research and development	15,903	15,330	4%
Selling, general and administrative	16,134	11,872	36%
Expense for patent related matter	1,264	—	N/A

Total costs and operating expenses	$66,938	$36,092	85%

Cost of Product Sales

        Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 219% to $27.5 million in 2004 from $8.6 million in 2003. Our product gross margin percentage in 2004 was consistent at 45% when compared to 2003. Increased sales of higher gross margin products were offset by an increase in royalty and license costs resulting from our new license agreements with Applera and Roche, as well as manufacturing inefficiencies related to scale up on our anthrax cartridge production. We expect our gross margin in 2005 to improve marginally as we improve our economies of scale.

Research and Development Expenses

        Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 4% to $15.9 million in 2004 from $15.3 million in 2003. The increase in 2004 as compared to 2003 was comprised of a $0.5 million increase in salaries and personnel-related expenses, a $0.6 million increase in facilities allocation and a $0.1 million increase in travel expenses. This was partially offset by a $0.2 million decrease in outside engineering and consulting costs and a $0.4 million decrease in research supplies. We expect that our research and development expenses will increase significantly in 2005 as we increase our assay development costs and incur clinical trial and regulatory costs related to the initiation of clinical trials for our GBS and Enterovirus test for use on our GeneXpert system.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 36% to $16.1 million in 2004 from $11.9 million in 2003. The increase included a $2.1 million increase in salaries and personnel -related expenses resulting from increases in sales and marketing and executive headcount, a $0.8 million increase in consulting, legal and accounting expenses related to compliance with requirements of the Sarbanes-Oxley Act of 2002, licensing and other strategic activities, a $0.4 million increase in advertising, a $0.3 million increase in travel expenses due to the increased sales activities and a $0.4 million increase in insurance expenses. We expect that our selling, general and administrative expenses will increase in 2005 as we make additions to our clinical genetic assessment sales force.

Expense for Patent-Related Matter

        In March 2004, before we reached a final and definitive license agreement with Applera, we recorded a charge and accrued a corresponding liability in the amount of $1.3 million related to estimated royalties on past product sales based on agreed-upon royalty rates. The amount was fully paid in the second quarter of 2004 upon execution of the license agreement in that quarter.

Collaboration Profit Sharing

        Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $6.1 million and $0.3 million in 2004 and 2003, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program.

Other Income, Net

	Years Ended December 31,
	2004	2003	% Change
	(amounts in thousands)
Other income (expenses), net:
Interest income	$675	$60	1025%
Interest expense	(693)	(179)	287%
Foreign exchange gain (loss)	188	146	29%

Total other income (expenses), net	$170	$27	529%

        Other income, net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $0.7 million in 2004 from $0.1 million in 2003. The increase was primarily due to our higher average cash and cash equivalents balance in 2004 due to our follow on offering in February 2004. Interest expense increased to $0.7 million in 2004 from $.02 million in 2003. The increase was due to a $0.5 million amortization of imputed interest related to the license fee payments in 2004.

Income Taxes

        We incurred net operating losses in 2004 and 2003, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2004 and 2003, we had deferred tax assets of approximately $36.9 million and $31.9 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance, as the future realization of the tax benefit is not currently likely. The net valuation allowance increased by $5.0 million during the year ended December 31, 2004. Deferred tax assets relate to net operating loss carryforwards, research credit carryforwards and capitalized research and development costs. As of December 31, 2004, we had federal net operating loss carry forwards of approximately $79.4 million. We also had federal research and development tax credit carry forwards of approximately $1.7 million.

        Our federal net operating loss and credit carryforwards, if not offset against future taxable income, will expire from 2011 through 2024. Under the provisions of the Internal Revenue Code of 1986, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Comparison of Years Ended December 31, 2003 and 2002

Revenues

        Total revenues increased 26% to $18.5 million in 2003 from $14.7 million in 2002. The increase in total revenues in 2003 as compared to 2002 was primarily due to an overall increase in product sales.

        Total product sales increased 27% to $15.8 million in 2003 from $12.4 million in 2002. Out of the 27% increase in 2003, 13% came from increased sales volume of our existing products and the remainder came primarily from the sales of our new products such as SmartCycler II and GBS. The growth in product sales in 2003 as compared to 2002 resulted from the growth of sales volume of our SmartCycler system, particularly in Europe as well as increasing sales volume of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection under the USPS program. The increase in product sales in Europe was due primarily to the establishment of several new distributors in this region through our wholly owned French subsidiary, Cepheid SA. In 2003 and 2002, product sales through distributors represented 48% and 54%, respectively, of our total product sales (including instruments, reagents and disposables). We had one direct customer that represented 11% of product sales for the year ended December 31, 2003 and had no direct customers that represented more than 10% of product sales for the year ended December 31, 2002. The following table provides a breakdown of our product sales by geographic regions:

	Year Ended December 31,
	2003	2002
	(as % of total product sales)
Total Product Sales:
North America	78%	81%
Europe	15%	8%
Rest of World	7%	11%

	100%	100%

Product Sales through Distributors:
North America	30%	40%
Europe	11%	3%
Rest of World	7%	11%

	48%	54%

        No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenue

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

Cost of Product Sales

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

Selling, General and Administrative Expenses

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

Collaboration Profit Sharing

        The $262,000 in collaboration profit sharing in 2003 was related to the profit sharing provision under our collaboration agreement with Applied Biosystems to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales is shared equally between the two parties.

Other Income, Net

        Other income, net decreased to $27,000 in 2003 from $77,000 in 2002. The decrease was primarily due to a decrease in interest income resulting from our lower average cash and cash equivalents balance as well as lower interest rates, partially offset by foreign exchange gain in 2003.

Income Taxes

        We incurred net operating losses in 2003 and 2002, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2003 and 2002, we had deferred tax assets of approximately $31.9 million and $24.3 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance, as the future realization of the tax benefit is not currently likely. The net valuation allowance increased by $7.0 million during the year ended December 31, 2003. Deferred tax assets include net operating loss carryforwards, research credit carryforwards and capitalized research and development costs. As of December 31, 2003, we had federal net operating loss carry forwards of approximately $64.1 million. We also had federal research and development tax credit carry forwards of approximately $1.1 million.

        Our federal net operating loss and credit carryforwards, if not offset against future taxable income, will expire from 2011 through 2023. Under the provisions of the Internal Revenue Code of 1986, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

        As of December 31, 2004, we had $58.1 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). In 2004, we received a total of $59.4 million in cash proceeds, net of issuance costs, from sales of our common stock. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal. Through December 31, 2004, we had raised approximately $152.1 million in aggregate net proceeds from sales of our equity securities.

        Net cash used for operating activities was $6.1 million, $10.8 million and $15.3 million in 2004, 2003 and 2002, respectively. In 2004, net cash used for operating activities primarily consisted of $26.1 million in cost of sales, $15.0 million in research and development costs, $15.3 million in selling, general and administration expenses, $6.1 million in collaboration expenses and a $1.5 million increase in inventory, largely offset by $45.6 million in cash received from customers, $10.4 million in accounts payable increases and $1.9 million in other miscellaneous changes. In 2003, net cash used for operating activities primarily consisted of $8.2 million in cost of sales, $13.9 million in research and development costs, $11.6 million in selling, general and administration expenses and a $1.2 million increase in inventory, largely offset by $24.3 million in cash received from customers, which included $5.0 million in payments from bioMerieux. In 2002, net cash used for operating activities consisted of $8.4 million in cost of product sales, $14.7 million in research and development costs and $8.6 million in selling, general and administration expenses, partially offset by $13.6 million in cash received from customers and a $2.9 million decease in payments on accounts payable and accrued liabilities. The above amounts for cost of sales, research and development costs and selling, general and administrative expenses are net of stock-based compensation expenses and depreciation and amortization on property and equipment.

        Net cash used in investing activities was $52.3 million and $2.3 million in 2004 and 2003, respectively. In 2004, net cash used in investing activities consisted of $4.3 million in capital expenditures, $34.3 million in purchases of marketable securities and $13.7 million for technology license payments. Net cash used in investing activities in 2003 consisted of $4.0 million in capital expenditures partially offset by a $1.6 million decrease in restricted cash due to the termination of two standby letters of credit resulting in the return of corresponding collateral. Net cash provided by investing activities in 2002 consisted of $8.8 million from the maturity of marketable securities, partially offset by $5.0 million in capital expenditures and $1.6 million in restricted cash.

        Net cash provided by financing activities was $63.1 million, $17.2 million and $11.7 million in 2004, 2003 and 2002, respectively. In 2004, the $63.1 million consisted of $59.4 million from sales of common stock, $4.0 million from our line of credit and $1.6 million in equipment financing, partially offset by payments of $2.0 million on our equipment loans. The $17.2 million in 2003 consisted of proceeds of $16.8 million from sales of common stock, including net proceeds of $15.9 million from our common stock offerings, and $2.4 million in proceeds from equipment loans, partially offset by repayments of $2.0 million on our equipment and mortgage loans. The $11.7 million in 2002 consisted of proceeds of $10.5 million from sales of common stock, including net proceeds of $9.5 million from our August 2002 common stock offering, and $2.6 million in proceeds from equipment and mortgage loans, partially offset by repayments of $1.3 million on our equipment and mortgage loans.

Contractual Obligations

        As of December 31, 2004, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Equipment Loans	$3,780	$2,091	$1,689	$—	$—
Operating Leases	11,373	1,435	2,999	3,182	3,757
Purchase Obligations	4,616	4,616	—	—	—
Line of Credit	4,000	—	4,000	—	—
License Fee	19,700	11,000	8,700	—	—
Minimum Royalties	7,923	394	932	1,130	5,467

Total	$51,392	$19,536	$18,320	$4,312	$9,224

        Through December 31, 2004, we had financed a total of approximately $6.9 million in equipment purchases under an equipment financing agreement. Our total obligation under this agreement was approximately $3.5 million at December 31, 2004. The equipment loans are secured by the financed equipment, bear interest at a weighted-average interest rate of 8.1% and are due in monthly installments. Under the equipment financing agreement, a balloon payment is due at the end of each individual lease term of the underlying equipment. As of December 31, 2004, there was no remaining credit available under this agreement.

        Purchase obligations include purchase orders or contracts for the purchase of raw materials and other goods and services. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for six months. Minimum royalty payments represent technology license fees we are obligated to pay under our license agreements. Total obligation amount presented in the table does not include contractual obligations recorded as current liabilities on the balance sheet as of December 31, 2004.

        In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit, which is collateralized by the Company's accounts receivables and bears an annual interest rate equal to the lender's prime rate. The line of credit contains a financial covenant that requires the Company to maintain at least a $5.0 million balance in investments with the lender and a minimum of $25.0 million in unrestricted cash in total. The line of credit expires in November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2004, we borrowed $4.0 million under this line.

        The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid could vary in some circumstances depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

        As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K (promulgated by the SEC) and in FR-67.

Financial Condition Outlook

        We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. In 2005, we expect to spend approximately $7.5 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2005. We used $24.1 million in cash (excluding the purchases of $34.3 million in marketable securities) in our operations and investing activities during 2004. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next several years. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.

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

        We have operated primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities are transacted in U.S. Dollars for 2004. Accordingly, we do not have material exposure to foreign currency rate fluctuations.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The following consolidated financial statements and the related notes thereto, of Cepheid and the Reports of Independent Registered Public Accounting Firm, Ernst and Young LLP, are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cepheid

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Cepheid maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cepheid's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Cepheid maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 24, 2005 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cepheid

        We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(c). These financial statements are the responsibility of Cepheid's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cepheid's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 2005

CEPHEID

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,189	$18,510
Marketable securities	34,250	—
Accounts receivable	14,584	3,504
Collaboration receivable	—	5,000
Inventory	6,544	5,088
Prepaid expenses and other current assets	402	650

Total current assets	78,969	32,752
Property and equipment, net	9,756	8,071
Restricted cash	688	688
Intangible assets, net	30,902	47

Total assets	$120,315	$41,558

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,074	$1,823
Accrued compensation	2,836	1,604
Accrued royalties	2,113	233
Accrued collaboration profit sharing	3,052	262
Accrued other liabilities	1,465	1,855
Current portion of deferred revenue	3,847	3,239
Current portion of license fee payable	10,476	—
Current portion of equipment financing	1,889	1,897

Total current liabilities	33,752	10,913
Long term portion of deferred revenue	6,190	8,095
Long term portion of licensing fees payable	8,561	—
Equipment financing, less current portion	1,604	1,978
Line of credit	4,000	—
Deferred rent	599	497
Commitments
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 42,047,799 and 35,999,504 shares issued and outstanding at December 31, 2004 and 2003, respectively	152,136	92,694
Additional paid-in capital	7,517	7,501
Accumulated other comprehensive loss	(137)	(13)
Accumulated deficit	(93,907)	(80,107)

Total shareholders' equity	65,609	20,075

Total liabilities and shareholders' equity	$120,315	$41,558

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Instrument sales	$27,922	$13,012	$11,075
Reagent and disposable sales	22,045	2,805	1,338

Total Product Sales	49,967	15,817	12,413
Contract revenues	2,967	638	403
Grant and government sponsored research revenue	34	2,079	1,838

Total revenues	52,968	18,534	14,654

Operating costs and expenses:
Cost of product sales	27,541	8,628	8,766
Collaboration profit sharing	6,096	262	—
Research and development (including charges for stock-based compensation of $16, $68 and $351 in 2004, 2003 and 2002, respectively)	15,903	15,330	16,356
Selling, general and administrative (including charges for stock-based compensation of zero, $31 and $189 in 2004, 2003 and 2002, respectively)	16,134	11,872	9,105
Expense for patent related matter	1,264	—	—
Restructuring expenses	—	—	245

Total costs and operating expenses	66,938	36,092	34,472

Loss from operations	(13,970)	(17,558)	(19,818)
Other income (expenses), net	170	27	77

Net loss	$(13,800)	$(17,531)	$(19,741)

Basic and diluted net loss per share	$(0.34)	$(0.53)	$(0.70)

Shares used in computing basic and diluted net loss per share	41,083	33,367	28,203

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2001	26,646	$65,459	$7,694	$(833)	$(7)	$(42,835)	$29,478
Issuance of common shares under a shelf registration statement (net of issuance costs of $1,095)	4,000	9,505					9,505
Adjustment to deferred stock based compensation for terminated employees	—	—	(201)	201	—	—	—
Issuance of shares of common stock under employee and director option plans	151	369	—	—	—	—	369
Repurchase of common shares originally issued under employee option plans	(7)	(10)	—	—	—	—	(10)
Issuance of common shares upon exercise of warrants	8	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	529	—	—	529
Stock based compensation related to stock options issued to consultants	—	—	12	—	—	—	12
Issuance of shares of common stock under employee stock purchase plan	188	605	—	—	—	—	605
Comprehensive loss:
Net loss	—	—	—	—	—	(19,741)	(19,741)
Foreign currency translation adjustment					4		4
Net unrealized gain on available-for-sale securities.	—	—	—	—	7	—	7

Total comprehensive loss							(19,730)

Balance at December 31, 2002	30,986	75,928	7,505	(103)	4	(62,576)	20,758
Issuance of common shares under a shelf registration statement (net of issuance costs of $1,250)	4,694	15,852					15,852
Adjustment to deferred stock based compensation for terminated employees	—	—	(18)	18	—	—	—
Issuance of shares of common stock under employee and director option plans	190	558	—	—	—	—	558
Issuance of common shares upon exercise of warrants	6	16	—	—	—	—	16
Amortization of deferred stock-based compensation	—	—	—	85	—	—	85
Stock based compensation related to stock options issued to consultants	—	—	14	—	—	—	14
Issuance of shares of common stock under employee stock purchase plan	124	340	—	—	—	—	340
Comprehensive loss:
Net loss	—	—	—	—	—	(17,531)	(17,531)
Foreign currency translation adjustment					(17)		(17)

Total comprehensive loss							(17,548)

Balance at December 31, 2003	36,000	92,694	7,501	—	(13)	(80,107)	20,075

Issuance of common shares under a follow on offering (net of issuance costs of $4,217)	5,500	57,658					57,658
Issuance of shares of common stock under employee and director option plans	232	882					882
Stock based compensation related to stock options issued to consultants			16				16
Issuance of shares of common stock under employee stock purchase plan	316	902					902
Comprehensive loss:
Net loss						(13,800)	(13,800)
Foreign currency translation adjustment					(122)		(122)
Net unrealized gain on available-for-sale securities					(2)		(2)

Total comprehensive loss							(13,924)

Balance at December 31, 2004	42,048	$152,136	$7,517	$—	$(137)	$(93,907)	$65,609

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(13,800)	$(17,531)	$(19,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,572	2,029	2,036
Amortization of intangible assets	1,476	—	—
Amortization of imputed interest	461	—	—
Amortization of deferred stock-based compensation	—	85	529
Stock-based compensation related to consulting services rendered	16	14	12
Deferred rent	102	142	301
Changes in operating assets and liabilities:
Accounts receivable	(11,080)	(460)	(1,024)
Collaboration receivable	5,000	(5,000)	—
Inventory	(1,456)	(1,238)	(282)
Prepaid expenses and other assets	248	(345)	36
Accounts payable and other current liabilities	10,407	(174)	2,528
Deferred revenue	(1,297)	11,205	(55)
Accrued compensation	1,232	433	393

Net cash used in operating activities	(6,119)	(10,840)	(15,267)

INVESTING ACTIVITIES:
Capital expenditures	(4,257)	(3,956)	(4,994)
Payments for technology licenses	(13,755)	—	—
Proceeds from maturities of marketable securities	—	—	8,775
Purchase of marketable securities	(34,250)
Restricted cash	—	1,608	(1,635)

Net cash (used in) provided by investing activities	(52,262)	(2,348)	2,146

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	59,442	16,766	10,469
Proceeds from line of credit	4,000	—	—
Proceeds from equipment financing	1,613	2,400	2,563
Principle payments under equipment financing	(1,995)	(1,973)	(1,311)

Net cash provided by financing activities	63,060	17,193	11,721

Net increase (decrease) in cash and cash equivalents	4,679	4,005	(1,400)
Cash and cash equivalents at beginning of year	18,510	14,505	15,905

Cash and cash equivalents at end of year	$23,189	$18,510	$14,505

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$693	$232	$235

See accompanying notes.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Principles of Consolidation

        The consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary in France. The functional currency of the French subsidiary is the U.S. dollar; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Financial Instruments

        The carrying amounts of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, short-term debt and long-term debt approximated fair value as of December 31, 2004 and 2003.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. At December 31, 2004 and 2003, the Company had $23.2 million and $18.5 million, respectively, in cash and cash equivalents. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities.

Marketable Securities

        Our marketable securities are designated as available-for-sale and recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). At December 31, 2004 and 2003, the Company had $34.3 million and zero, respectively, in marketable securities. Marketable securities with maturities greater than 90 days and less than one year are classified as short-term, otherwise they are classified as long term.

        An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees' financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. To date we have not recorded any impairment charges on investments related to other-than-temporary declines in market value.

Restricted Cash

        Restricted cash consists of a certificate of deposits and bank term deposits all with maturities of greater than 90 days. The Company had $0.7 million in restricted cash balance at December 31, 2004 and 2003 which was collateral for a standby letter of credit issued in connection with a facility lease obligation.

Inventory

        Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out (FIFO) method.

        The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management's estimate of the potential future obsolescence of inventory. At December 31, 2004 and 2003, the reserve for inventory obsolescence was $0.7 million and $0.3 million, respectively.

        The Components of inventories were as follows (in thousands):

	December 31,
	2004	2003
Raw Materials	$4,973	$2,203
Work in Process	684	1,487
Finished Goods	887	1,398

	$6,544	$5,088

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

        Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
	(in thousands)
Land	$21	$21
Building	447	415
Scientific equipment	4,178	2,761
Manufacturing equipment	6,906	5,911
Office furniture, computers and equip	3,464	3,157
Leasehold improvements	2,056	2,630

	17,072	14,895
Less accumulated depreciation and amortization	(7,316)	(6,824)

	$9,756	$8,071

Intangible Assets

        As of December 31, 2004, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche), (see Note 4, "Collaborative Agreements and Contracts"). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis.

        Amortization expense of intangible assets was $1.5 million and zero for the years ended December 31, 2004 and 2003, respectively. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of December 31, 2004 is as follows (in thousands), assuming no impairment charges:

For the Year Ending December 31,	Amortization Expense
2005	$2,504
2006	2,504
2007	2,504
2008	2,504
2009	2,495
2010-2020	18,391

Total expected future annual amortization	$30,902

Warranty Accrual

        The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale for material and labor costs to repair the product. Accordingly, a provision for the estimated cost of warranty repair is recorded at the time revenue is recognized. The Company's warranty accrual is established using management's estimate for the future costs of repairing any instrument failures during the warranty period. As of December 31, 2004 and 2003, the accrued warranty liability was $0.4 million and $0.3 million, respectively. The activity in the warranty accrual for the year ended December 31, 2004 consisted of the following (in thousands):

	2004	2003
Balance at beginning of year	$331	$634
Costs incurred and charged against reserve	(114)	(763)
Provision for warranty	162	326
Provision for specific warranty repair	—	134

Balance at end of year	$379	$331

Revenue Recognition

        The Company recognizes revenue from product sales and contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of technologies to be delivered or services to be performed, are classified as deferred revenue until earned.

        The Company recognizes revenue from product sales when goods are shipped and there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. No right of return exists for the Company's products except in the case of damaged goods. The Company has not experienced any significant returns of the Company's products.

        Contract revenues include fees for technology licenses, research and development services and royalties under license and collaboration agreements and fees for services rendered under research and development arrangements. Contract revenue related to technology licenses is generally fully recognized only after both the license period has commenced, the technology has been delivered and no further involvement of the Company is required. For example, the $10.0 million license execution fee from the bioMerieux collaboration in 2003 was deferred and is being amortized over the period of approximately five years, which represents the estimated period of the Company's continuing involvement under the collaboration agreement. Royalties are typically based on licensees' net sales of products that utilize the Company's technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

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

	Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(13,800)	$(17,531)	$(19,741)
Deduct: Total stock-based employee compensation determined under the fair value method for all employee-related stock-based awards, net of tax related effects	(5,539)	(3,371)	(3,338)
Add: Amortization of deferred stock compensation	—	85	529

Pro forma net loss	$(19,339)	$(20,817)	$(22,550)

Basic and diluted net loss per share:
As reported	$(0.34)	$(0.53)	$(0.70)
Pro forma	$(0.47)	$(0.62)	$(0.80)

        The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.49%	2.97%	4.00%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company's common stock	1.1	1.2	1.4
Weighted-average expected life of option (years)	4.63	5	5

        The same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 2 years, was used. The value of stock options granted to non-employees has been recorded in the financial statements.

        The weighted-average fair value of options granted during 2004, 2003 and 2002 was $6.55, $3.89, and $3.54, respectively. All options were granted with exercise prices which equaled the fair market value of the underlying common stock on the date of grant.

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

        In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123R, "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new rules would be would be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Comprehensive Income (Loss)

        Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company's other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss and the components of accumulated other comprehensive loss are presented in the accompanying consolidated statements of shareholders' equity. Total accumulated other comprehensive income or loss is displayed as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The activity in comprehensive loss during the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net loss	$(13,800)	$(17,531)	$(19,741)
Other comprehensive loss:
Change in foreign currency translation adjustments	(122)	(17)	4
Change in unrealized losses on available-for-sale securities	(2)	—	7

	(124)	(17)	11

Comprehensive loss	$(13,924)	$(17,548)	$(19,730)

	Year Ended December 31,
	2004	2003
Net unrealized gains on available-for-sale securities	$2	$4
Cumulative translation adjustment	(139)	(17)

Accumulated other comprehensive loss	$(137)	$(13)

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

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss	$(13,800)	$(17,531)	$(19,741)

Basic and diluted:
Weighted-average shares of common stock outstanding	41,083	33,398	28,400
Less: weighted-average shares subject to repurchase	—	(31)	(197)

Shares used in computing basic and diluted net loss per share	41,083	33,367	28,203

Basic and diluted net loss per share	$(0.34)	$(0.53)	$(0.70)

        During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consisted of the following (in thousands, except per share data):

	Year Ended December 31,
	2004	2003		2002
Outstanding options	5,598		4,342	3,308
Warrants to purchase common stock	—		—	13

Total	5,598		4,342	3,321

Weighted average exercise price of stock options	$5.54		$4.33	$4.19

Weighted average exercise price of warrants	N/A	$	N/A	$2.58

Reclassifications

        Certain prior period balances have been reclassified to conform to the current period presentation. This resulted as certain items became significant in the current year and were presented separately on the face of the financial statements.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123R, "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in FASB Statement 123, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on July 1, 2005.

        SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

        As permitted by SFAS 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The amounts related to the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position). There is no tax impact related to the prior periods since the Company is in a net loss position.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We believe there will be no material effect upon adoption of this statement.

2.     Segment and Significant Concentrations

        The Company and its wholly owned subsidiaries operate in only one business segment.

        The Company currently sells its products through its direct sales force and through third-party distributors. For the year ended December 31, 2004, there were two direct customers that represented 45% and 23% of total product sales. For the year ended December 31, 2003, there was one direct customer that represented 11% of total product sales. For the year ended December 31, 2002, there was no one direct customer that represented greater than 10% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Information about sales through distributors for the three years ended December 31, 2004, 2003 and 2002 was as follows:

	Years Ended December 31,
	2004	2003	2002
	(as % of total product sales)
Product Sales through Distributors in:
North America	11%	30%	40%
Europe	5%	11%	3%
Japan	2%	7%	11%
Rest of world	2%	0%	0%

Total Product Sales through Distributors	20%	48%	54%

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company maintains its portfolio of cash equivalents in short-term commercial paper, auction rate securities and money market funds. The Company's accounts receivable are derived primarily from sales to customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential doubtful accounts.

        As of December 31, 2004, there was one customer whose accounts receivable balance represents 69% of total accounts receivable. As of December 31, 2003, there were two customers who represented 31% and 21% of total accounts receivable, respectively.

        The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

3.     Patent License Agreements

        In April 2004, the Company entered into a patent license agreement with Applera Corporation, through ABI and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company's products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company's products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $12.5 million has been paid as of December 31, 2004, $11.0 million will be paid in 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license. This amount was expensed during the quarter ended March 31, 2004.

        The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.

4.     Collaboration Profit Sharing

        Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of December 31, 2004 and 2003, the accrued profit sharing liability was $3.1 million and $0.3 million, respectively. Collaboration profit sharing expense was $6.1 million and $0.3 million for the years ended December 31, 2004 and December 31, 2003. The total revenues and cost of sales related to these cartridge sales is included in the respective balances in the statement of operations.

5.     Collaborative Agreements and Contracts

bioMerieux, Inc.

        In December 2003, the Company entered into an agreement with bioMerieux, Inc. for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing the Company's GeneXpert platforms. Under the agreement, bioMerieux has paid the Company a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. The Company may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years, which represents the estimated period of our continuing involvement under this agreement.

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

        Under the new agreements, the Company received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for group B streptococcus (GBS), methicillin resistant staphylococcus (MRS) and vancomycin resistant enterococcus (VRE), that have been configured for use with the SmartCycler system. The Company also received a non-exclusive, royalty-bearing license to apply IDI proprietary genetic sequences for GBS, MRSA and VRE in the development and commercialization of Cepheid tests to be used in the GeneXpert system. IDI received non-exclusive worldwide rights to distribute the Company's SmartCycler system for use with IDI tests.

Applied Biosystems

        In October 2002, we entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the USPS BDS, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by Applied Biosystems for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

Lawrence Livermore National Laboratory

        The Company has a worldwide exclusive license with Lawrence Livermore National Laboratory (LLNL) to use or sublicense certain patent rights and to make, have made, import, and use certain licensed products relating to the patent rights for the use of rapid thermal cycling technology with real time optical detection for nucleic acid amplification. The Company paid LLNL an issuance fee of $0.2 million for this technology in 1997. In addition, upon commercialization of any product containing the licensed technology, including the SmartCycler system, the Company is required to pay royalties to LLNL based on net sales.

6.     Equipment and Building Financing

        The Company financed a portion of its equipment purchases under an equipment financing agreement with a financing company. As of December 31, 2004 and 2003, the Company had financed $9.4 million and $7.8 million respectively, in equipment purchases under these agreements. The equipment loans are to be repaid over 36 to 48 months at interest rates ranging from 7.4% to 9.9% and are secured by the related equipment. As of December 31, 2004, there was no remaining credit available under this agreement.

        In December 2002, the Company purchased land and a building for approximately $0.4 million to be utilized by its wholly-owned French subsidiary, Cepheid SA. This purchase was financed with a ten-year mortgage bearing interest at 4.75%. The mortgage was fully secured by the land and building purchased as well as a standby letter of credit in the amount of $0.5 million. The amount of the collateral for this standby letter of credit was classified as restricted cash at December 31, 2002. In November 2003, the Company repaid the mortgage in full and the standby letter of credit was terminated accordingly.

        Future minimum principal payments under the equipment financing arrangement at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$2,092
2006	1,374
2007	315

Total minimum payments	3,781
Amount representing interest	(288)

Present value of future payments	3,493
Current portion of equipment financing	(1,889)

Non-current portion of equipment financing	$1,604

7.     Leases, Commitments and Contingencies

Facility Lease

        The Company leases its headquarters facility under a ten-year operating lease, which expires on March 18, 2012. The lease provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.7 million, collateralized by a certificate of deposit. This certificate of deposit has been classified as restricted cash on the balance sheet as of December 31, 2004 and 2003.

        Minimum annual rental commitments under the operating leases at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$1,435
2006	1,478
2007	1,522
2008	1,567
2009	1,615
Thereafter	3,757

Total minimum payments	$11,374

        Rent expense for years ended December 31, 2004, 2003, and 2002 was $1.5 million, $1.5 million, and $1.7 million, respectively.

Revolving Line of Credit

        In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit, which is collateralized by the Company's accounts receivables and bears an annual interest rate equal to the lender's prime rate. The interest rate at December 31, 2004 was 4.91%. The line of credit contains a financial covenant that requires the Company to maintain at least a $5.0 million balance in investments with the lender and a minimum of $25.0 million in unrestricted cash in total. The agreement contains a clause which indicates that if a material adverse event occurs, this could be considered to be an event of default which may cause the amount due under the agreement to be paid before maturity. No such event has occurred as of December 31, 2004. The line of credit expires in November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2004, we borrowed $4.0 million under this line.

8.     Shareholders' Equity

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

        Offerings under a Shelf Registration Statement.    In December 2001, the Company filed a shelf registration statement for the issuance of up to $35.0 million in debt and/or equity securities. Pursuant to this shelf registration statement, on August 2, 2002, the Company completed the sale of 4,000,000 common shares at $2.65 per share for net proceeds of approximately $9.5 million. On March 4, 2003, the Company completed the sale of 1,360,000 common shares at $3.69 per share for net proceeds of approximately $4.7 million. On August 13, 2003, the Company completed the sale of 2,777,778 common shares of common stock at $3.60 per share for net proceeds of approximately $9.2 million. On November 7, 2003, the Company completed another sale of 555,556 common shares, at $3.75 per share for net proceeds of approximately $2.0 million, pursuant to an option issued in connection with its common stock offering on August 13, 2003. As of December 31, 2004, the Company has approximately $7.3 million still available for sale under this shelf registration statement.

        Follow On Offerings.    On February 18, 2004, the Company completed an offering of 5,500,000 shares of common stock at a price of $11.25 per share. The offering resulted in net proceeds of approximately $57.7 million.

Warrants

        In connection with the Series B Preferred Stock offering in 1998, the Company issued warrants to purchase 274,797 shares of common stock at an exercise price of $2.58 per share to the private placement agent for the Series B Preferred Stock financing. The warrants expired on April 30, 2003. The warrants were exercisable immediately as of the issue date of April 22, 1998. Because these warrants were considered equity issuance costs at the time of issuance, no value was recorded since the net impact on shareholders' equity would have been zero. There were 6,232 shares of common stock issued from these warrants exercised during 2003 and were included in common stock issued as of December 31, 2003. As of December 31, 2004, there were no warrants outstanding to purchase the Company's common stock.

Stock Option Plan

        On April 16, 1997, the Board of Directors approved a Stock Option Plan (the Plan) and initially reserved 2,000,000 shares for issuance thereunder. In January 2000 and June 2001, the Board of Directors and the shareholders approved amendments to reserve an additional 800,000 shares and 1,875,000 shares, respectively, for issuance under the Plan. The Plan provides for annual increases in the number of shares available for issuance under the Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In January 2003, an additional 927,782 shares were reserved for issuance under this provision. In May 2003, the shareholders approved an amendment to terminate the 2000 Non-Employee Directors' Stock Option Plan (the Directors' Plan) and reserve for issuance under the 1997 Plan the 200,000 shares previously available for issuance under the Directors' Plan. As of December 31, 2004, a total of 8,395,867 shares were authorized for issuance under the Plan and 671,755 shares remain available for future grant.

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

        A summary of option activity under all plans is as follows:

	Shares Available for Future Grant	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001	1,875,342	2,238,899	$4.12
Authorized	799,390	—	—
Granted	(1,563,175)	1,563,175	$3.98
Exercised	—	(150,722)	$2.45
Forfeited	343,476	(343,476)	$3.64

Balance, December 31, 2002	1,455,033	3,307,876	$4.19
Authorized	928,745	—
Granted	(1,354,750)	1,354,750	$4.53
Exercised	—	(190,351)	$2.93
Forfeited	130,198	(130,198)	$4.93

Balance, December 31, 2003	1,159,226	4,342,077	$4.33

Authorized	1,000,000	—	—
Granted	(1,677,450)	1,677,450	$8.43
Exercised	—	(231,984)	$3.80
Forfeited	189,979	(189,979)	$5.58

Balance, December 31, 2004	671,755	5,597,564	$5.53

        The following table summarizes information about exercisable options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Price Exercise	Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50 to $2.32	632,120	$2.16	6.46	610,320	$2.16
$2.82 to $3.60	344,893	$3.22	7.30	224,219	$3.17
$3.61 to $3.61	750,000	$3.61	7.28	500,000	$3.61
$3.69 to $4.29	585,893	$4.21	7.52	363,908	$4.19
$4.30 to $4.33	588,875	$4.31	8.20	257,058	$4.31
$4.38 to $6.00	698,875	$5.40	7.75	388,864	$5.52
$6.20 to $7.04	101,003	$6.54	7.51	60,370	$6.51
$7.35 to $7.35	773,000	$7.35	9.33	0	$0.00
$7.61 to $9.03	562,005	$8.50	8.29	190,982	$8.41
$9.18 to $14.38	560,900	$10.52	9.12	72,980	$14.14

	5,597,564	$5.53	7.94	2,668,701	$4.36

Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan (the Purchase Plan) was adopted in April 2000 and amended in June 2003. The Purchase Plan permits eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The number of shares available for issuance under the plan is 97,200 plus an annual increase equal to the lesser of 200,000 shares, 0.75%

of the outstanding shares on the date of the annual increase or a lesser amount determined by the Board. As of December 31, 2004, a total of 998,183 shares of the Company's common stock have been authorized under the Purchase Plan and 900,983 shares have been issued.

Stock-Based Compensation

        During the years ended December 31, 2000 and 1999, in connection with stock option grants to employees and directors, deferred stock compensation was recorded totaling $6.9 million representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years. In 2002 and 2001, certain employees were terminated whose original option grants resulted in the recognition of deferred stock-based compensation. The related unamortized deferred stock-based compensation was reversed from additional paid-in capital and deferred stock-based compensation. The Company recorded amortization of deferred stock compensation of zero, $85,000, and $529,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        During the years ended December 31, 2004, 2003, and 2002, the Company granted nonqualified options to purchase 17,000, 4,800, and 9,600, shares of common stock respectively, to consultants at exercise prices that range from $0.12 to $9.18 per share for services rendered, respectively. Such options are included in the option tables disclosed above. These options generally vest over two years and have expiration dates, which range from the end of the term of the consulting agreements to ten years after the grant date. Expense of approximately $16,000, $14,000, and $12,000 was recognized in 2004, 2003 and 2002, respectively, related to these grants.

Reserved Shares

        The company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2004	2003
Stock Options:
Options outstanding	5,598	4,342
Reserved for future grants	672	1,159
Employee Stock Purchase Plan	97	214

	6,367	5,715

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

9.     Employee Benefit Plan

        Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years ended December 31, 2004, the Company did not make any matching contributions.

10.   Income Taxes

        The Company has no provision for U.S. federal, state, or foreign income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

        As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $79.4 million, which expire in the years 2011 through 2024, and federal research and development tax credits of approximately $1.7 million, which expire in the years 2012 through 2024.

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

	December 31,
	2004	2003
Net operating loss carryforwards	$28,893	$22,390
Capitalized research and development costs	2,627	3,000
Research and other credit carryforwards	3,016	2,440
Accruals and Reserves	414	260
Other—net	1,956	3,770

Total deferred tax assets	36,906	31,860
Valuation allowance for deferred tax assets	(36,906)	(31,860)

Net deferred tax assets	$—	$—

        Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $5.0 million, $7.5 million and $8.0 million during the years ended December 31, 2004, 2003 and 2002, respectively.

CEPHEID
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarter Ended
	Mar 31,	June 30,	Sep 30,	Dec 31,
	(in thousands, except per share data)
2004
Total revenues	$7,261	$11,285	$14,077	$20,345
Costs and operating expenses:
Costs of product sales	3,018	6,113	7,494	10,916
Collaboration profit sharing	425	607	1,474	3,590
Research and development	3,630	3,864	4,037	4,372
Selling, general and administrative	3,067	4,434	3,984	4,649
Expense for patent-related matter	1,264	—	—	—

Total costs and operating expenses	11,404	15,018	16,989	23,527

Loss from operations	(4,143)	(3,733)	(2,912)	(3,182)
Other income (expense), net	(4)	22	(3)	155

Net loss	$(4,147)	$(3,711)	$(2,915)	$(3,027)

Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.07)	$(0.07)

Shares used in computing basic and diluted net loss per common share	38,710	41,713	41,889	42,020

2003
Total revenues	$3,779	$4,104	$5,367	$5,284
Costs and operating expenses:
Costs of product sales	1,808	1,857	2,768	2,195
Collaboration profit sharing	—	—	—	262
Research and development	3,643	3,926	3,861	3,900
Selling, general and administrative	2,980	2,738	2,646	3,508

Total costs and operating expenses	8,431	8,521	9,275	9,865

Loss from operations	(4,652)	(4,417)	(3,908)	(4,581)
Other income (expense), net	(36)	(5)	7	61

Net loss	$(4,688)	$(4,422)	$(3,901)	$(4,520)

Basic and diluted net loss per share(1)	$(0.15)	$(0.14)	$(0.11)	$(0.13)

Shares used in computing basic and diluted net loss per share	31,393	32,410	33,985	35,679

(1)
Net loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while net loss per share for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the net loss per share for each of the four quarters may not equal the net loss per share for the fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not Applicable

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is incorporated by reference from the proxy statement for our 2005 annual meeting of shareholders. Some information required by Item 10 concerning our executive officers and directors is set forth in Part I, Item 1 captioned "Business" of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the proxy statement for the 2005 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference from the proxy statement for our 2005 annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the proxy statement for our 2005 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the proxy statement for our 2005 annual meeting of shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are being filed as part of this report on Form 10-K:

(a)
Financial Statements

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

    Reports of Independent Registered Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Shareholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

    Supplemental Data: Quarterly Financial Information

(b)
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002.

        All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(c)
Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000
3.2	Amended and Restated Bylaws	10-Q		3.01	7/31/2002
3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	S-1	333-34340	4.2	5/18/2000
4.3	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002
4.4	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002
10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/03

10.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/03
10.3*	2000 Non-Employee Directors' Stock Option Plan	S-8	333-41682	99.3	7/18/2000
10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000
10.5+	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000
10.6+	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000
10.7+	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q		10.1	11/14/2000
10.8+	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC	10-K		10.14	3/28/2001
10.9+	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC	10-Q		10.2	11/14/2001
10.10	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/21/2002
10.11+	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q		10.2	5/15/2002
10.12+	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q		10.4	5/15/2002
10.13*	Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002	10-Q		10.5	5/15/2002
10.14*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002	10-Q		10.1	7/31/2002
10.15	1997 Stock Option Plan as amended and restated September 24, 2002	10-Q		10.1	11/13/2002
10.16+	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC	10-K		10.27	3/24/2003
10.17+	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/24/2003
10.18+	Letter Agreement between Infectio Diagnostic Inc. and Cepheid dated February 21, 2003	10-Q		10.1	5/14/2003
10.19	Change of Control Retention and Severance Agreement between Thomas L. Gutshall and Cepheid dated March 4, 2003	10-Q		10.2	5/14/2003
10.20	Change of Control Retention and Severance Agreement between Kurt Petersen and Cepheid dated March 4, 2003	10-Q		10.3	5/14/2003
10.21	Change of Control Retention and Severance Agreement between Joseph H. Smith and Cepheid dated June 2, 2003	10-Q		10.3	8/13/2003
10.22	Change of Control Retention and Severance Agreement between Ira Marks and Cepheid dated June 2, 2003	10-Q		10.1	11/13/2003
10.23+	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.23	3/12/2004
10.24+	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.24	3/12/2004
10.25+	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.25	3/12/2004
10.26+	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.26	3/12/2004
10.27+	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003	10-K		10.27	3/12/2004

10.28+	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004.	10-Q	10.28	8/9/2004
10.29+	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004.	10-Q	10.29	8/9/2004
10.30+	Letter Agreement between Cepheid and Fisher Scientific Company L.L.C., dated April 23, 2004.	10-Q	10.30	8/9/2004
10.31	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and John Sluis.	10-Q	10.31	8/9/2004
10.32	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Joseph Smith.	10-Q	10.32	8/9/2004
10.33	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Russel Enns.	10-Q	10.33	8/9/2004
10.34	Revolving line of credit agreement between Cepheid and Comerica bank dated November 9, 2004.				X
10.35	Offer letter to Mr. Humberto Reyes from Cepheid dated November 4, 2004.				X
10.36	Change of Control Retention and Severance Agreement between Humberto Reyes and Cepheid dated November 29, 2004				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*
Management contract or compensatory plan or arrangement.

+
Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

CEPHEID

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2002	$48	$—	$—	$48
Year ended December 31, 2003	48	—	37	11
Year ended December 31, 2004	11	3	—	14
Inventory reserve:
Year ended December 31, 2002	$549	$237	$343	$443
Year ended December 31, 2003	443	351	496	298
Year ended December 31, 2004	298	814	391	721

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Sunnyvale, State of California, on the 28th day of February, 2005.

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

Signature	Title	Date

/s/ JOHN L. BISHOP John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005
/s/ JOHN R. SLUIS John R. Sluis	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2005
/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director and Chairman of the Board	February 28, 2005
/s/ KURT PETERSEN, PH.D. Kurt Petersen, Ph.D	Director	February 28, 2005
/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	February 28, 2005

/s/ ROBERT EASTON Robert Easton	Director	February 28, 2005
/s/ DEAN O. MORTON Dean O. Morton	Director	February 28, 2005
/s/ MITCHELL D. MROZ Mitchell D. Mroz	Director	February 28, 2005
/s/ DAVID H. PERSING, M.D., PH.D. David H. Persing	Director	February 28, 2005
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	February 28, 2005

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
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Report of Independent Registered Public Accounting Firm
CEPHEID CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CEPHEID CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CEPHEID CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands)
CEPHEID CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CEPHEID NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004
CEPHEID QUARTERLY FINANCIAL INFORMATION (Unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
CEPHEID SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
POWER OF ATTORNEY