Form 10-Q
period 2005-03-31
CEPHEID
filed 2005-05-09
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-30755

CEPHEID

(Exact name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0441625 (I.R.S. Employer Identification Number)

904 Caribbean Drive, Sunnyvale, California (Address of Principal Executive Office)	94089-1189 (Zip Code)
(408) 541-4191
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

As of April 29, 2005, there were 42,457,808 shares of the registrant’s common stock outstanding.

REPORT ON FROM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2005

Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$21,391	$23,189
Marketable securities	33,475	34,250
Accounts receivable	12,521	14,584
Inventory	7,962	6,544
Prepaid expenses and other current assets	1,859	402

Total current assets	77,208	78,969
Property and equipment, net	10,338	9,756
Restricted cash	688	688
Intangible assets, net	30,335	30,902

Total assets	$118,569	$120,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,842	$8,074
Accrued compensation	1,837	2,836
Accrued royalties	2,830	2,113
Accrued other liabilities	4,567	4,517
Current portion of deferred revenue	3,289	3,847
Current portion of licensing fees payable	10,580	10,476
Current portion of equipment financing	1,681	1,889

Total current liabilities	35,626	33,752
Long term portion of deferred revenue	5,714	6,190
Long term portion of licensing fees payable	7,636	8,561
Equipment financing, less current portion	1,246	1,604
Line of credit	4,000	4,000
Deferred rent	621	599
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	153,644	152,136
Additional paid-in capital	7,521	7,517
Accumulated other comprehensive loss	(74)	(137)
Accumulated deficit	(97,365)	(93,907)

Total shareholders’ equity	63,726	65,609

Total liabilities and shareholders’ equity	$118,569	$120,315

(1)	The balance sheet at December 31, 2004 has been derived from the Company’s audited financial Statements, which are included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Instrument sales	$6,360	$4,871
Reagent and disposable sales	12,392	1,777

Total Product Sales	18,752	6,648
Contract revenues	646	613
Grant and government sponsored research revenue	168	—

Total revenues	19,566	7,261

Operating costs and expenses:
Cost of product sales	10,274	3,018
Collaboration profit sharing	3,606	425
Research and development	4,506	3,630
Selling, general and administrative	4,555	3,067
Expense for patent related matter	—	1,264

Total costs and operating expenses	22,941	11,404

Loss from operations	(3,375)	(4,143)
Other income (expenses), net	(83)	(4)

Net loss	$(3,458)	$(4,147)

Basic and diluted net loss per share	$(0.08)	$(0.11)

Shares used in computing basic and diluted net loss per share	42,245	38,710

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(3,458)	$(4,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812	550
Amortization of intangible assets	627	—
Amortization of imputed interest	179	—
Stock-based compensation related to consulting services rendered	5	3
Deferred rent	22	33
Changes in operating assets and liabilities:
Accounts receivable	2,063	(1,370)
Inventory	(1,418)	(1,113)
Prepaid expenses and other assets	(1,457)	(1,360)
Accounts payable and other current liabilities	3,597	2,985
Deferred revenue	(1,034)	561
Accrued compensation	(999)	260

Net cash used in operating activities	(1,061)	(3,598)

INVESTING ACTIVITIES:
Capital expenditures	(1,394)	(740)
Payments for technology licenses	(1,060)	—
Proceeds from maturities of marketable securities	3,100	—
Purchase of marketable securities	(2,325)	—

Net cash used in investing activities	(1,679)	(740)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	1,508	58,226
Proceeds from equipment financing	—	642
Principle payments under equipment financing	(566)	(503)

Net cash provided by financing activities	942	58,365

Net increase (decrease) in cash and cash equivalents	(1,798)	54,027
Cash and cash equivalents at beginning of period	23,189	18,510

Cash and cash equivalents at end of period	$21,391	$72,537

See accompanying notes.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The condensed consolidated balance sheet at March 31, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. The condensed consolidated balance sheet information as of December 31, 2004 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The reserve for inventory obsolescence was $0.4 million and $0.7 million, respectively, at March 31, 2005 and December 31, 2004.

     The components of inventory were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw Materials	$5,242	$4,973
Work in Process	863	684
Finished Goods	1,857	887

	$7,962	$6,544

Intangible Assets

As of March 31, 2005, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis.

Amortization expense of intangible assets was $0.6 million and zero for the three months ended March 31, 2005 and 2004, respectively. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of March 31, 2005 is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2005 (remaining nine months)	$1,882
2006	2,510
2007	2,510
2008	2,510
2009	2,501
2010-2020	18,422

Total expected future annual amortization	$30,335

Warranty Accrual

The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale. Accordingly, a provision for the estimated cost of warranty repair is recorded at the time revenue is recognized. The Company’s warranty accrual is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period. As of March 31, 2005 and December 31, 2004, the accrued warranty liability was $0.3 million and $0.4 million, respectively. The activity in the warranty accrual for the three months ended March 31, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at December 31, 2004 and 2003, respectively	$379	$331
Costs incurred and charged against provision	(270)	(54)
Provision for warranty	154	97

Balance at March 31, 2005 and 2004, respectively	$263	$374

Revolving Line of Credit

In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit, which is collateralized by the Company’s accounts receivables and bears an annual interest rate equal to the lender’s prime rate. The interest rate at March 31, 2005 was 5.75%. The line of credit contains a financial covenant that requires the Company to maintain at least a $5.0 million balance in investments with the lender and a minimum of $25.0 million in unrestricted cash in total. The agreement contains a clause which indicates that if a material adverse event occurs, this could be considered to be an event of default which may cause the amount due under the agreement to be paid before maturity. No such event has occurred as of March 31, 2005. The line of credit expires in November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2004 and March 31, 2005, we have $4.0 million outstanding under this line.

Revenue Recognition

The Company recognizes revenue from product sales and contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products.

Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements and fees for services rendered under research and development arrangements. Contract revenue related to technology licenses is generally fully recognized only after both the license period has commenced, the technology has been delivered and no further involvement of the Company is required. For example, the $10.0 million license execution fee from the bioMerieux collaboration in 2003 was deferred and is being amortized over the period of approximately five years from the effective date of the collaboration, which represents the estimated period of the Company’s continuing involvement under the collaboration agreement. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Grant and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs, or costs plus a mark-up, associated with each specific contract over the term of the agreement or when certain milestones are achieved.

Stock-Based Compensation

The Company accounts for its employee stock option and stock purchase plans using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee or director stock options granted with an exercise price of not less than fair market value of the stock when the option is granted. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Pro forma amounts may not be representative of future periods.

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(3,458)	$(4,147)
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	(1,784)	(989)

Pro forma net loss	$(5,242)	$(5,136)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.11)
Pro forma	$(0.12)	$(0.13)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.75%	2.96%
Dividend yield	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	1.0	1.2
Weighted-average expected life of option (years)	4	5

The weighted-average fair value of options granted during the three months ended March 31, 2005 and 2004 was $10.30 and $8.28, respectively. All options were granted with exercise prices which equaled the fair market value of the underlying common stock on the date of grant.

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

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123R, “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new rules would be effective for the Company beginning January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
(amounts in thousands, except per share data)	2005	2004
Net Loss	$(3,458)	$(4,147)

Basic and Diluted:
Weighted-average shares of common stock outstanding	42,245	38,712
Less: weighted average shares subject to repurchase	—	(2)

Shares used in computing basic and diluted net loss per share	42,245	38,710

Basic and diluted net loss per share	$(0.08)	$(0.11)

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total accumulated other comprehensive income or loss is displayed as a separate component of shareholders’ equity in the accompanying consolidated balance sheets. The following table presents the calculation of comprehensive loss, including components of other comprehensive income (loss):

	Three Months Ended March 31,
(amounts in thousands)	2005	2004
Net Loss	$(3,458)	$(4,147)
Other comprehensive income (loss):
Foreign currency translation adjustments	62	(6)
Unrealized gain (loss) on available-for-sale securities	1	(2)

Comprehensive loss	$(3,395)	$(4,155)

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. This resulted as certain items became significant in the current year and were presented separately on the face of the financial statements.

2. Segment and Significant Concentrations

The Company and its wholly owned subsidiary operate in only one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended March 31, 2005, there were two direct customers that represented 68% and 12% of total product sales. For the three months ended March 31, 2004, there were two direct customers that represented 27% and 25% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Information about sales through distributors for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
Product Sales through Distributors in:
North America	6%	21%
Europe	3%	9%
Japan	1%	2%

Total Product Sales through Distributors	10%	32%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total assets or total property, plant and equipment in any period presented.

3. Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera Corporation, through its Applied Biosystems group (ABI) and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $13.5 million had been paid as of March 31, 2005, $10.0 million will be paid in the remainder of 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license. This amount was expensed during the quarter ended March 31, 2004.

The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.

4. Collaboration Profit Sharing

Collaboration profit sharing represents the amount the Company pays to ABI under its collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, a computed gross margin on anthrax cartridge sales is shared equally between the two parties. As of March 31, 2005 and 2004, the accrued profit sharing liability was $2.2 million and $0.7 million, respectively. Collaboration profit sharing expense was $3.6 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. The total revenues and cost of sales related to these cartridge sales is included in the respective balances in the statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual USPS funding and deployment of the BDS; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; whether the BDS, as-built, performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 2,000 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the first half of 2005. Development of our initial FDA product for detection of Group B Strep (GBS) continues on the GeneXpert system and a second generation version of GBS on the SmartCycler system is also being developed. We have modified our development and clinical plans to potentially enable simultaneous introduction of both the GeneXpert and SmartCycler versions of the product at the end of this year or early 2006. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays for use on our instruments.

A Northrop Grumman-led consortium that includes Cepheid and other subcontractors has developed the Biohazard Detection System (BDS) for the United States Postal Service (USPS). This consortium was awarded a production contract with the USPS which has two phases which have both been exercised. We completed shipping GeneXpert modules to be utilized with phase 1 installations and began shipping GeneXpert modules to be utilized with phase 2 installations during the first quarter of 2005.

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

During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its Applied Biosystems business group (ABI) and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $13.5 million had been paid as of March 31, 2005, $10.0 million will be paid in the remainder of 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

Sales Channels

We sell our products through both direct and other various distribution channels. In the United States, we sell through our direct sales force in the life sciences and clinical genetic assessment markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher), in the life sciences market. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa, leading to increased product sales in those regions. We expect to continue to expand sales into other territories throughout the world by adding new distributors. For example, we added distributors in Mexico, Brazil and China in 2004.

Revenues

During the first quarter of 2005, we derived our revenues primarily from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. For the remainder of 2005, we expect sales of GeneXpert anthrax cartridges to contribute a substantial portion of our revenue as the USPS BDS program continues.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual and stock based compensation to be critical accounting policies. Inherent in our determination of when to recognize revenue and how to evaluate our intangible assets, and in our calculation of our inventory reserve, warranty accrual and stock compensation expense, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-K with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues

	Three Months Ended March 31,		%
(amounts in thousands)	2005	2004	change
Revenues:
Instrument sales	$6,360	$4,871	31%
Reagent and disposable sales	12,392	1,777	597%

Total Product Sales	18,752	6,648	182%
Contract revenues	646	613	5%
Grant and government sponsored research revenue	168	—	100%

Total revenues	$19,566	$7,261	169%

Total revenues increased 169% to $19.6 million in the first three months of 2005 from $7.3 million for the same period in the prior year. This increase in total revenues was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS arrangement.

Product Sales

Total product sales increased 182% to $18.8 million in the first three months of 2005 from $6.6 million for the same period in the prior year. The increase was primarily due to increased sales volume of GeneXpert modules and cartridges to Smiths Detection and Northrop Grumman for deployment of BDS units in major USPS mail processing centers throughout the United States. In the first three months of 2005, product sales to these two direct customers represented 68% and 12% of total product sales. In the first three months of 2004, product sales to these two direct customers represented 27% and 25% of total product sales. In the three months ended March 31, 2005 and 2004, product sales through distributors represented 10% and 32%, respectively, of our total product sales (including instruments, reagents and disposables). The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended March 31,
	2005	2004
	(as % of total product sales)
Total Product Sales:
North America	96%	88%
Europe	3%	10%
Japan	1%	2%

Total Product Sales through Distributors	100%	100%

Product Sales through Distributors in:
North America	6%	21%
Europe	3%	9%
Japan	1%	2%

Total Product Sales through Distributors	10%	32%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenues

Contract revenues remained constant at $0.6 million during the first three months of 2005 when compared to the same period in the prior year. These revenues related to the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc. We do not expect contract revenue to be a significant component of 2005 revenue.

Costs and Operating Expenses

	Three Months Ended March 31,		%
(amounts in thousands)	2005	2004	Change
Costs and operating expenses:
Cost of product sales	$10,274	$3,018	240%
Collaboration profit sharing	3,606	425	748%
Research and development	4,506	3,630	24%
Selling, general and administrative	4,555	3,067	49%
Expense contingency for patent related matter	—	1,264	-100%

Total costs and operating expenses	$22,941	$11,404	101%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 240% to $10.3 million during the three months ended March 31, 2005 compared to $3.0 million during the same period in the prior year. Our product gross margin percentage on product sales for the three months ended March 31, 2005 was 45% compared to 55% during the same period in the prior year. The decrease in gross margin percentage compared to the prior year quarter results primarily from increased royalty expense of 7% due to the execution of our license agreement with Roche and ABI in Q2 2004 and Q3 2003, respectively, a decrease in standard manufacturing margin of 2% due to one-time favorable product pricing during the prior year period and an increase in inventory reserves which accounted for a 1% change. We expect our gross margin percentage on product sales for future quarters in 2005 to be in the range of 45% — 49%.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $3.6 million and $0.4 million in the three months ended March 31, 2005 and 2004, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 24% to $4.5 million for the three months ended March 31, 2005 from $3.6 million for the same period in the prior year. This increase resulted primarily from a $0.4 million increase in salaries and personnel-related expenses and a $0.5 million increase in supplies, both needed for clinical product development. We expect that our quarterly research and development expenses will increase during the remainder of 2005 compared to the three months ended March 31, 2005 as we increase our assay development costs and incur additional clinical trial costs related to the clinical trials for our GBS, GeneXpert and SmartCycler systems and Enterovirus test for use on our GeneXpert system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 49% to $4.6 million in the first three months of 2005 from $3.1 million in the same period from the prior year. The increase included a $0.6 million increase in salaries and personnel -related expenses, a $0.2 million increase in advertising, a $0.2 million increase in travel expenses, a $0.1 million in recruiting expenses and $0.3 million increase in other expenses. These increases were due to an expansion of our direct sales force, increased marketing and product support personnel, and promotional costs to support the clinical genetic assessment market. We expect our selling and marketing costs to increase during the remainder of 2005 as we expand our efforts in the clinical genetic assessment market.

Expense for Patent-Related Matter

In March 2004, before we reached a final and definitive license agreement with Applera, we recorded a charge and accrued a corresponding liability in the amount of $1.3 million related to royalties on past product sales based on agreed-upon royalty rates. The amount was fully paid in the second quarter of 2004 upon execution of the license agreement in that quarter.

Other Income (Expenses), Net

	Three Months Ended March 31,		%
(amounts in thousands)	2005	2004	Change
Other income (expenses), net:
Interest income	$342	$80	328%
Interest expense	(314)	(45)	598%
Foreign exchange loss	(111)	(39)	185%

Total other expenses, net	$(83)	$(4)	1975%

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $0.3 million in the first three months of 2005 from $0.1 million for the same period in 2004. The increase was primarily due to our higher average cash and cash equivalents and marketable securities balances and higher interest rates during the quarter ended March 31, 2005 when compared to the same period of 2004. Interest expense increased to $0.3 million in the first three months of 2005 from $0.1 million for the same period in 2004. The increase was primarily due to a $0.2 million amortization of imputed interest related to license fee payments. Foreign exchange loss increased as the U.S. dollar has weakened against the Euro since the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of March 31, 2005, we had $55.6 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash used in the first quarter of 2005 was $2.6 million. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.

Net cash used in operating activities was $1.1 million and $3.6 million in the quarters ended March 31, 2005 and 2004, respectively. In the quarter ended March 31, 2005, net cash used in operating activities primarily consisted of $9.3 million in cost of sales, $4.3 million in research and development costs, $4.3 million in selling, general and administration expenses, a $3.6 million payment on collaboration profit sharing, a $1.5 million increase in prepaid and other current assets, a $1.4 million increase in inventory, largely offset by $20.6 million in cash received from customers , $2.7 million increase in accounts payable and accrued liabilities. In the quarter ended March 31, 2004, net cash used in operating activities primarily consisted of $2.9 million in cost of sales, $3.3 million in research and development costs, $3.0 million in selling, general and administration expenses, a $1.4 million increase in prepaid and other current assets and a $1.1 million increase in inventory, largely offset by $6.5 million in cash received from customers and a $1.6 million increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $1.7 million and $0.7 million in the quarters ended March 31, 2005 and 2004, respectively and primarily consisted of capital expenditures.

Net cash provided by financing activities was $0.9 million and $58.4 million in the quarters ended March 31, 2005 and 2004, respectively. The $0.9 million provided in the quarter ended March 31, 2005 consisted of proceeds from sales of common stock under our employee equity incentive plans partially offset by $0.6 million in payments on our equipment loans. The $58.4 million provided in the quarter ended March 31, 2004 consisted of proceeds of $58.2 million from sales of common stock, including net proceeds of $57.7 million from our February 2004 common stock offering and $0.5 million from sales of common stock under our employee equity incentive plans, and $0.7 million in proceeds from equipment loans, partially offset by repayments of $0.5 million on our equipment loans.

Off-Balance-Sheet Arrangements

As of March 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2005, we expect to spend approximately $6.0 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2005. We used $2.6 million in cash in our operations and investing activities during the first quarter of 2005. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next several years. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.

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

We may not achieve profitability.

We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2005. We experienced net losses of approximately $19.7 million in 2002, $17.5 million in 2003, $13.8 million in 2004 and $3.5 million in the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $97.4 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical genetic assessment market, our ability to successfully commercialize the GeneXpert system and develop effective GeneXpert assays, the extent of our participation in the USPS BDS program and what the operating parameters of any phase of the BDS program will be, which will affect the rate of our consumable products sold, the success of our other collaborative programs, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.

Our participation in government contracting programs, including the USPS BDS program, involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS and our potential revenues from participating in the USPS program. However, we cannot be certain that actual funding, deployment and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even though we have been awarded a production contract, we may be subject to future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may never result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs is subject to a number of risks and uncertainties and may never yield the currently expected revenues.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We are in the process of researching and developing several tests, including GBS, MRSA and Enterovirus tests, for our GeneXpert and SmartCycler systems. Many factors may affect the market acceptance and commercial success of our products, including:

•	timely development of a menu of tests and reagents for use on our SmartCycler and GeneXpert systems;

•	the results of clinical trials needed to support regulatory approvals of our tests;

•	our ability to obtain United States Food and Drug Administration (FDA) and any other regulatory clearances or approvals for our tests;

•	demand for the tests and reagents we are able to introduce;

•	the timing of market entry of our GeneXpert system relative to competitive products;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth our test menu relative to competitors;

•	our ability to obtain necessary intellectual property protection;

•	the extent and success of our marketing and sales efforts; and

•	publicity concerning our systems and tests.

In particular, we believe that the success of our business will depend in large part on our ability to commercialize our products for the clinical genetic assessment market. Our current reliance on revenues from the USPS BDS program has resulted in substantial revenue concentrations in recent periods. However, as discussed above, revenues from the BDS program are subject to substantial risks, including potential delays in implementation or changes in governmental budgeting priorities. We cannot assure you what the operating parameters of the BDS program will be. In part because of the risks associated with our current reliance on the BDS program, we believe that successfully building our business in the clinical genetic assessment market is critical to our long-term goals and success. We have limited experience operating in the clinical market and, as a result, we have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the clinical market. If we cannot successfully penetrate the clinical market to exploit these licenses, ongoing payments that we have agreed to make under them could significantly harm our business and operating results in future periods.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the clinical genetic assessment market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our tests for use on our SmartCycler and GeneXpert systems, when used for clinical diagnostic purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for several of our proposed test products. Clinical trials are expensive and time consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.

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

Our manufacturing facilities, where we assemble and produce the SmartCycler system and the GeneXpert system, cartridges and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. For example, these facilities are subject to Quality System Regulations (QSR) of the FDA and are subject to annual inspection and licensing by the State of California. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would harm our business.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new products or product features.

We rely on third party licenses to be able to sell many of our products, and we could lose any of our third party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement or expirations according to the terms of a license. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. For example, in 2004, we signed patent license agreements with Applera Corporation and F. Hoffman-La Roche Ltd. that involve aggregated license fee payments of $32.2 million over a period of two years and require us to record resulting royalty obligations as part of the cost of product sales when the related product sales are recognized. Furthermore, for some markets, we intend to manufacture reagents and assays for use on our instruments. We believe that manufacturing reagents and developing assays for our instruments is important to our business and growth prospects, but will require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

We expect that our operating results will fluctuate significantly, and any failure to meet financial expectations may result in a decline in our stock price.

We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development and selling, general and administrative expenses are not significantly affected by variations in revenue.

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

If appropriate reimbursement for our products in the clinical genetic assessment market cannot be obtained, our business could be harmed.

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

Despite testing, defects or errors could occur in our products or technologies, which could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business.

Furthermore, with respect to the BDS, our products are incorporated into larger systems that are built and delivered by others. We cannot control many aspects of the final product, and any failure in the overall system, even if it is unrelated to our products, could harm our business. Any news of failures or defects in the BDS could have a negative impact on our stock because of the publicity surrounding the BDS. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.

If product liability lawsuits are successfully brought against us, we may face reduced demand for our product and incur significant liabilities.

We face an inherent risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm or do not perform in accordance with specifications, in part because our products are used for sensitive applications. We cannot be certain that we would be a able to successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:

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

We believe that our success in penetrating our target markets and in bidding for certain kinds of contracts depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaboration;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by another company and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators, which could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources;

•	our existing collaborations may preclude us from entering into additional future arrangements; or

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.

Currently, our significant collaborative partners include:

•	Northrop Grumman Corp.’s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, which are purchasing the GeneXpert module for incorporation into the BDS for the USPS program;

•	Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

•	bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our GeneXpert system; and

•	IDI, in an agreement to distribute IDI tests for GBS and MRSA, that have been configured for use with the SmartCycler system, and to apply IDI proprietary genetic sequences for GBS and MRSA in the development and commercialization of Cepheid tests to be used in the GeneXpert system.

If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate revenue will be diminished.

We have a relatively small sales force compared to our competitors. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force in the clinical genetic assessment market, and we may require additional qualified sales personnel. Competition for these individuals, particularly those with the technical expertise needed to understand and sell our products, is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If our direct sales force is not successful, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.

We depend on relationships with distributors for the marketing and sales of our products in the life sciences and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 20% and 10% of total product sales in fiscal 2004 and the quarter ended March 31, 2005. Our distributors in North America, Europe, and Japan accounted for 6%, 3% and 1%, respectively, of total product sales in the quarter ended March 31, 2005. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Fisher Scientific is our major non-exclusive distributor in the United States and Canada. Other than our reserved right to sell directly to some end user customers, Takara Bio, Ltd. is the non-exclusive distributor of SmartCycler in the life sciences markets in Japan, South Korea and China (including Hong Kong and Taiwan). We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

We may be subject to third-party claims that we require additional licenses for our products and we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we recently received and are evaluating correspondence from a company relating to aspects of our reagent manufacturing process. Although we do not believe that any of this company’s patents preclude us from continuing our reagent manufacturing process, this company may elect to assert a claim of patent infringement against us. Any such litigation could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Furthermore, any additional licenses could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

The sales cycles for our products, particularly in the life sciences market and the clinical genetic assessment market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the life sciences market often involves purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ National Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures necessitates substantial management time and oversight and requires us to incur significant additional accounting and legal costs. Any failure to timely implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the Financial Accounting Standard Board issued a new statement, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. The new rules would be would be effective for us beginning January 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents and marketable securities, in short-term commercial paper, auction rate securities and money market funds. Due to the short-term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Further, we do not believe a 1% change in interest rates would have a material impact on our financial position. Therefore we have not included quantitative tabular disclosure in this Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 9th day of May, 2005.

CEPHEID (Registrant)

/s/ John L.Bishop

John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John R. Sluis

John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*