Form 10-Q
period 2005-06-30
CEPHEID
filed 2005-08-04
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30755
CEPHEID
(Exact Name of Registrant as Specified in its Charter)

California	77-0441625
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

904 Caribbean Drive, Sunnyvale, California (Address of Principal Executive Office)	94089-1189 (Zip Code)
(408) 541-4191
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑     No ☐
As of July 29, 2005, there were 42,579,108 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2005

Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,448	$23,189
Marketable securities	34,000	34,250
Accounts receivable	12,570	14,584
Inventory	8,298	6,544
Prepaid expenses and other current assets	1,314	402

Total current assets	74,630	78,969
Property and equipment, net	12,042	9,756
Restricted cash	688	688
Intangible assets, net	29,708	30,902

Total assets	$117,068	$120,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,930	$8,074
Accrued compensation	2,594	2,836
Accrued royalties	2,414	2,113
Accrued other liabilities	4,103	4,517
Current portion of deferred revenue	2,853	3,847
Current portion of license fee payable	10,683	10,476
Current portion of equipment financing	2,061	1,889

Total current liabilities	37,638	33,752

Long term portion of deferred revenue	5,238	6,190
Long term portion of licensing fees payable	6,700	8,561
Equipment financing, less current portion	2,358	1,604
Line of credit	4,000	4,000
Deferred rent	654	599
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	153,935	152,136
Additional paid-in capital	7,519	7,517
Accumulated other comprehensive income (loss)	26	(137)
Accumulated deficit	(101,000)	(93,907)

Total shareholders’ equity	60,480	65,609

Total liabilities and shareholders’ equity	$117,068	$120,315

(1)	The balance sheet at December 31, 2004 has been derived from the Company’s audited financial Statements, which are included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Instrument sales	$7,262	$7,720	$13,621	$12,584
Reagent and disposable sales	12,942	2,749	25,334	4,533

Total Product Sales	20,204	10,469	38,955	17,117
Contract revenues	743	807	1,390	1,420
Grant and government sponsored research revenues	437	9	605	9

Total revenues	21,384	11,285	40,950	18,546

Operating costs and expenses:
Cost of product sales	11,743	6,113	22,017	9,131
Collaboration profit sharing	3,602	607	7,208	1,032
Research and development	4,538	3,864	9,044	7,494
Selling, general and administrative	5,036	4,434	9,591	7,501
Expense for patent related matter	—	—	—	1,264

Total costs and operating expenses	24,919	15,018	47,860	26,422

Loss from operations	(3,535)	(3,733)	(6,910)	(7,876)
Other income (expenses), net	(100)	22	(183)	18

Net loss	$(3,635)	$(3,711)	$(7,093)	$(7,858)

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.17)	$(0.20)

Shares used in computing basic and diluted net loss per share	42,465	41,713	42,355	40,211

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(7,093)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,729	1,114
Amortization of intangible assets	1,254	244
Amortization of imputed interest	346	77
Stock-based compensation related to consulting services rendered	2	5
Deferred rent	55	56
Changes in operating assets and liabilities:
Accounts receivable	2,014	(4,132)
Collaboration receivable	—	5,000
Inventory	(1,754)	(645)
Prepaid expenses and other current assets	(912)	(471)
Accounts payable and other current liabilities	4,906	3,913
Deferred revenue	(1,946)	482
Accrued compensation	(242)	473

Net cash used in operating activities	(1,641)	(1,742)

INVESTING ACTIVITIES:
Capital expenditures	(4,015)	(2,229)
Payments for technology licenses	(2,060)	(3,700)
Proceeds from maturities of marketable securities	9,575	—
Purchases of marketable securities	(9,325)	—

Net cash used in investing activities	(5,825)	(5,929)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	1,799	58,357
Proceeds from equipment financing	2,045	977
Principal payments under equipment financing	(1,119)	(868)

Net cash provided by financing activities	2,725	58,466

Net increase (decrease) in cash and cash equivalents	(4,741)	50,795
Cash and cash equivalents at beginning of period	23,189	18,510

Cash and cash equivalents at end of period	$18,448	$69,305

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical genetic assessment market, the industrial market (formally life sciences) which includes food, agricultural and environmental and the biothreat market. The Company’s systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.
The condensed consolidated balance sheet at June 30, 2005, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. The condensed consolidated balance sheet information as of December 31, 2004 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.
Principles of Consolidation
The consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary in France. The functional currency of the French subsidiary is the Euro; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in the consolidation.
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

The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw Materials	$6,112	$4,973
Work in Process	907	684
Finished Goods	1,279	887

	$8,298	$6,544

Intangible Assets
As of June 30, 2005, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis.
Amortization expense of intangible assets was $0.7 million and $1.3 million for the three and six months ended June 30, 2005, respectively, and $0.2 million for the three and six months ended June 30, 2004. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of June 30, 2005 is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2005 (remaining six months)	$1,255

2006	2,510

2007	2,510

2008	2,510

2009	2,501

2010-2020	18,422

Total expected future annual amortization	$29,708

Warranty Accrual
The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale. Accordingly, a provision for the estimated cost of warranty repair is recorded at the time revenue is recognized. The Company’s warranty accrual is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period. As of June 30, 2005 and December 31, 2004, the accrued warranty liability was $0.4 million. The activity in the warranty accrual for the three and six months ended June 30, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning Balance	$263	$374	$379	$331
Costs incurred and charged against reserve	(96)	(40)	(366)	(94)
Provision for warranty	256	17	410	114

Balance at June 30, 2005 and 2004, respectively	$423	$351	$423	$351

Revolving Line of Credit
In May 2005, the Company entered into an amendment to an agreement dated November 9, 2004 with a financial lending institution for a revolving line of credit, which increases the amount of the Company’s existing credit line by $0.3 million, for a total revolving line of credit of up to $4.3 million, of which up to $2.0 million may be used for letters of credit. The agreement contains a clause which provides that if a material adverse event with respect to the Company occurs, this could be considered to be an event of default which may cause the amount due under the agreement to become immediately due and payable. No such event has occurred as of June 30, 2005. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2004 and June 30, 2005, we had $4.0 million outstanding under this line.
This amendment also added a $3.0 million equipment line of credit. Advances are made against the line, not to exceed $3.0 million in aggregate, as the Company submits proof of qualifying purchases to the bank. As of June 30, 2005, we had $2.0 million outstanding under this line. The equipment line is reflected as a component of the current portion of equipment financing in the accompanying consolidated balance sheets.
The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivables and certain equipment, tenant improvements or other personal property of the Company financed pursuant to the agreement and bear an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The interest rate at June 30, 2005 was 5.56%. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least eight tenths of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in investments with the lender and a minimum of $25.0 million in unrestricted cash in total.
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
The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. For purposes of revenue recognition, the Company has not experienced any significant returns of its products.
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
Stock-Based Compensation
The Company accounts for its employee stock option and stock purchase plans using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” as amended. Accordingly, the Company does not recognize compensation expense for employee or director stock options granted with an exercise price of not less than fair market value of the stock when the option is granted. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Pro forma amounts may not be representative of future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(3,635)	$(3,711)	$(7,093)	$(7,858)
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of tax related effects	(2,209)	(1,230)	(3,994)	(2,230)

Pro forma net loss	$(5,844)	$(4,941)	$(11,087)	$(10,088)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.09)	$(0.17)	$(0.20)
Pro forma	$(0.14)	$(0.12)	$(0.26)	$(0.25)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.80%	3.72%	3.78%	3.34%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	1.0	1.2	1.0	1.2
Weighted-average expected life of option (years)	4	5	4	5
The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was $9.11 and $9.47, respectively and the weighted-average fair value of options granted during the three and six months ended June

30, 2004 was $6.30 and $6.51, respectively. All options were granted with exercise prices which equaled the fair market value of the underlying common stock on the date of grant.
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
In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123R, “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new rules will be effective for the Company beginning January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options.
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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2005	2004	2005	2004
Net Loss	$(3,635)	$(3,711)	$(7,093)	$(7,858)

Basic and Diluted:
Weighted-average shares of common stock outstanding	42,465	41,713	42,355	40,212
Less: weighted average shares subject to repurchase	—	—	—	(1)

Shares used in computing basic and diluted net loss per share	42,465	41,713	42,355	40,211

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.17)	$(0.20)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(amounts in thousands)
Net Loss	$(3,635)	$(3,711)	$(7,093)	$(7,858)
Other comprehensive income (loss):
Foreign currency translation adjustments	99	7	161	1
Unrealized gain (loss) on available-for-sale securities	1	—	2	(2)

Comprehensive loss	$(3,535)	$(3,704)	$(6,930)	$(7,859)

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. This resulted as certain items became significant in the current year and were presented separately on the face of the financial statements.
2. Segment and Significant Concentrations
The Company and its wholly owned subsidiary operate in only one business segment.
The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended June 30, 2005, there were two direct customers that represented 58% and 14% of total product sales. For the six months ended June 30, 2005, there were two direct customers that represented 63% and 13% of total product sales. For the three months ended June 30, 2004, there were two direct customers that represented 31% and 28% of total product sales. For the six months ended June 30, 2004, there were two direct customers that represented 29% and 27% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Additionally, sales occur through collaborations including GeneOhm Sciences, Inc. and Veridex. Information about sales through distributors for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2005	2004	2005	2004
Percentage of Total Product Sales through
Distributors in:
North America	8%	9%	7%	14%
Europe	4%	7%	4%	8%
Japan and other	3%	5%	2%	4%

	15%	21%	13%	26%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total assets or total property and equipment in any period presented.
3. Patent License Agreements
In April 2004, the Company entered into a patent license agreement with Applera Corporation, through its Applied Biosystems group (ABI) and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $14.5 million had been paid as of June 30, 2005, $9.0 million will be paid in the remainder of 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license. This amount was expensed during the quarter ended March 31, 2004.
The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.
4. Collaboration Profit Sharing
Collaboration profit sharing represents the amount the Company pays to ABI under its collaboration agreement to develop reagents for use in Biohazard Detection System (BDS)developed for the USPS. Under the agreement, a computed gross margin on anthrax cartridge sales is shared equally between the two parties. As of June 30, 2005 and 2004, the accrued profit sharing liability was $1.7 million and $0.6 million, respectively. Collaboration profit sharing expense was $3.6 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively. Collaboration profit sharing expense was $7.2 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively. The total revenues and cost of sales related to these cartridge sales is included in the respective balances in the statement of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual USPS funding and continuing deployment of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; whether the BDS, as-built, performs to specifications; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully commercialize our stand-alone GeneXpert system; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
OVERVIEW
We develop, manufacture, and market fully-integrated systems that perform genetic analysis, including DNA or RNA analysis, for the clinical genetic assessment, biothreat and industrial markets. Our systems enable rapid, sophisticated genetic testing of organisms and genetic based diseases by automating otherwise complex manual laboratory procedures. Genetic testing involves a number of complicated steps, including sample preparation, amplification and detection. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid genetic testing is particularly important, such as the infectious disease, cancer and biothreat testing markets. In particular, we have designed our systems to be capable of use in clinical genetic assessment. We have designed our systems to perform a broad range of genetic tests that are used to identify infectious organisms, enhance cancer management and care and identify organisms that could be used as bio-terrorism agents.
Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 2,100 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical genetic assessment market in the second half of 2005. Development of our initial FDA product for detection of Group B Strep (GBS), Methicillin Resistant Staphylococus Aureus (MRSA) and Enterovirus continues on the GeneXpert system and a second generation version of GBS and MRSA on the SmartCycler system is also being developed. We have modified our development and clinical plans to potentially enable simultaneous introduction of both the GeneXpert and SmartCycler versions of the product in early 2006. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays for use on our instruments.
A Northrop Grumman-led consortium that includes Cepheid and other subcontractors has developed the BDS for the United States Postal Service (USPS). This consortium was awarded a production contract with the USPS which has two phases which have both been exercised. We completed shipping GeneXpert modules to be utilized with phase 1 installations and began shipping GeneXpert modules to be utilized with phase 2 installations during the first quarter of 2005. These shipments are expected to continue through the remainder of 2005.
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
During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its Applied Biosystems business group (ABI) and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $14.5 million had been paid as of June 30, 2005, $9.0 million will be paid in the remainder of 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.
Sales Channels
We sell our products through both direct and other various distribution channels. In the United States, we sell through our direct sales force in the industrial and clinical genetic assessment markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher), in the industrial market. Additional sales occur through our collaborations including GeneOhm Sciences, Inc. and Veridex. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand our sales efforts into other territories throughout the world by adding new distributors. For example, we added distributors in Mexico, Brazil and China in 2004.
Revenues
During the first half of 2005, we derived our revenues primarily from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers, GeneXperts and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. For the remainder of 2005, we expect sales of GeneXpert anthrax cartridges to contribute a substantial portion of our revenue as the USPS BDS program continues.
Subsequent to June 30, 2005, we received a letter of authorization from Northrop Grumman for 2.3 million anthrax cartridges over 14 months commencing in August 2005.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual and stock based compensation to be critical accounting policies. Inherent in our determination of when to recognize revenue and how to evaluate our intangible assets, and in our calculation of our inventory reserve, warranty accrual and stock-based compensation expense, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-K with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2005 and 2004
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2005	2004	% change	2005	2004	% change
Revenues:
Instrument sales	$7,262	$7,720	-6%	$13,621	$12,584	8%
Reagent and disposable sales	12,942	2,749	371%	25,334	4,533	459%

Total Product Sales	20,204	10,469	93%	38,955	17,117	128%
Contract revenues	743	807	-8%	1,390	1,420	-2%
Grant and government sponsored research revenues	437	9	N/A	605	9	N/A

Total revenues	$21,384	$11,285	89%	$40,950	$18,546	121%

Total revenues increased 89% to $21.4 million in the three months ended June 30, 2005 from $11.3 million for the same period in the prior year. Total revenues increased 121% to $41.0 million in the six months ended June 30, 2005 from $18.5 million for the same period in the prior year. This increase in total revenues was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS arrangement and to a lesser extent, the sales of GeneXpert, SmartCyclers and associated disposables and reagents in the industrial, clinical genetic assessment and biothreat markets.
Product Sales
Total product sales increased 93% to $20.2 million in the three months ended June 30, 2005 from $10.5 million for the same period in the prior year. Total product sales increased 128% to $39.0 million in the six months ended June 30, 2005 from $17.1 million for the same period in the prior year. The increase was primarily due to increased sales volume of GeneXpert modules and cartridges to Northrop Grumman and Smiths Detection for deployment of BDS units in major USPS mail processing centers throughout the United States and to a lesser extent, the sales of GeneXpert, SmartCyclers and associated disposables and reagents in the industrial, clinical genetic assessment and biothreat markets. In the three and six months ended June 30, 2005, product sales to these two direct customers represented 58% and 14% and 63% and 13%, of total product sales, respectively. In the three and six months ended June 30, 2004, product sales to these two direct customers represented 31% and 28% and 29% and 27% of total product sales, respectively. In the three and six months ended June 30, 2005, product sales through distributors represented 15% and 13%, respectively. In the three and six months ended June 30, 2004, product sales through distributors represented 21% and 26%, respectively. The following tables provide a breakdown of our product sales by geographic regions and our percentage of total product sales through distributors by geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as % of total product sales)		(as % of total product sales)
Total Product Sales:
North America	92%	87%	93%	87%
Europe	5%	8%	4%	9%
Japan and other	3%	5%	3%	4%

	100%	100%	100%	100%

Percentage of Total Product Sales through Distributors:
North America	8%	9%	7%	14%
Europe	4%	7%	4%	8%
Japan and other	3%	5%	2%	4%

	15%	21%	13%	26%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.
Contract Revenues
Contract revenues remained constant at approximately $0.8 million and $1.4 million during the three and six months of 2005 when compared to the same period in the prior year. These revenues related primarily to the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc. We expect contract revenue to remain relatively consistent quarter to quarter through 2005.
Grant and Government Sponsored Research Revenues
Grant and government sponsored research revenues were $0.4 million and $0.6 million for the three and six months ended June 30, 2005, respectively compared to $9 thousand for the same periods in 2004. This increase primarily relates to a program with Northrop Grumman who has a contract with the Homeland Security Advanced Research Project Agency.

Costs and Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(amounts in thousands)	2005	2004	Change	2005	2004	Change
Costs and operating expenses:
Cost of product sales	$11,743	$6,113	92%	$22,017	$9,131	141%
Collaboration profit sharing	3,602	607	493%	7,208	1,032	598%
Research and development	4,538	3,864	17%	9,044	7,494	21%
Selling, general and administrative	5,036	4,434	14%	9,591	7,501	28%
Expense contingency for patent related matter	—	—	N/A	—	1,264	-100%

Total costs and operating expenses	$24,919	$15,018	66%	$47,860	$26,422	81%

Cost of Product Sales
Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 92% to $11.7 million during the three months ended June 30, 2005 compared to $6.1 million during the same period in the prior year and increased 141% to $22.0 million during the six months ended June 30, 2005 compared to $9.1 million during the same period in the prior year. Our product gross margin percentage on product sales for the three months ended June 30, 2005 remained constant at 42% when compared to the same period in the prior year and our product gross margin percentage on product sales for the six months ended June 30, 2005 was 43% compared to 47% during the same period in the prior year. The decrease in gross margin percentage compared to the prior year results primarily from increased royalty expense of 3% due to the execution of our license agreement with Roche and ABI in Q2 2004 and Q3 2003, respectively, a decrease in standard manufacturing margin of 4% due to one-time favorable product pricing during the prior year period. These were partially offset by a 3% increase in margins from decreased manufacturing variances. We expect our gross margin percentage on product sales for future quarters in 2005 to be in the range of 43% — 45%.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $3.6 million and $0.6 million in the three months ended June 30, 2005 and 2004, respectively. The collaboration profit sharing was $7.2 million and $1.0 million in the six months ended June 30, 2005 and 2004, respectively The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
Research and Development Expenses
Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 17% to $4.5 million for the three months ended June 30, 2005 from $3.9 million for the same period in the prior year and increased 21% to $9.0 million for the six months ended June 30, 2005 from $7.5 million for the same period in the prior year. For the three months ended June 30, 2005, this increase resulted primarily from a $0.4 million increase in salaries and personnel-related expenses and a $0.3 million increase in supplies primarily used in connection with our clinical genetic assessment product development. For the six months ended June 30, 2005, this increase resulted primarily from a $0.6 million increase in salaries and personnel-related expenses, a $0.3 million increase in outside engineering costs and a $0.7 million increase in supplies, primarily used in connection with our clinical genetic assessment product development. We expect that our quarterly research and development expenses will increase significantly during the remaining quarters of 2005 compared to the three months ended June 30, 2005 as we increase our assay development costs and incur clinical trial costs for our MRSA and GBS tests for use on our GeneXpert and SmartCycler systems and Enterovirus test for use on our GeneXpert system.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 14% to $5.0 million in the three months ended June 30, 2005 from $4.4 million in the same period from the prior year and increased 28% to $9.6 million in the six months ended June 30, 2005 from $7.5 million in the same period from the prior year. For the three months ended June 30, 2005, the increase resulted from a $0.5 million increase in salary and personnel-related expenses, a $0.1 million increase in travel expenses and $0.1 million increases in other miscellaneous expenses. These increases were partially offset by a $0.1 million savings in Sarbanes -Oxley initial implementation costs when compared to last year. For the six months ended June 30, 2005, the increase included a $1.2 million increase in salaries and personnel -related expenses, a $0.1 million increase in advertising, a $0.2 million increase in travel expenses, a $0.1 million in recruiting expenses and $0.5 million increase in miscellaneous other expenses. These increases were due to an expansion of our direct sales force, increased marketing and product support personnel, and promotional costs to support the clinical genetic assessment market. We expect our selling and marketing costs to increase marginally during the remaining quarters of 2005 as we expand our efforts in the clinical genetic assessment market.
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
Other Income (Expenses), Net

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(amounts in thousands)	2005	2004	Change	2005	2004	Change
Other income (expenses), net:
Interest income	$368	$164	124%	$710	$244	191%
Interest expense	(279)	(134)	108%	(592)	(179)	231%
Foreign exchange gain (loss)	(189)	(8)	2263%	(301)	(47)	540%

Total other income (expenses), net	$(100)	$22	-555%	$(183)	$18	-1117%

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $0.4 million in the three months ended June 30, 2005 from $0.2 million for the same period in 2004 and increased to $0.7 million in the six months ended June 30, 2005 from $0.2 million for the same period in 2004. The increase was primarily due to our higher average cash and cash equivalents and marketable securities balances and higher interest rates during the first three and six months 2005 when compared to the same periods of 2004. Interest expense increased to $0.3 million in the three months ended June 30, 2005 from $0.1 million for the same period in 2004. The increase was primarily due to a $0.3 million amortization of imputed interest, during the first half of 2005, related to license fee payments. Foreign exchange loss increased as the U.S. dollar has strengthened against the Euro since the 2004 period.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
As of June 30, 2005, we had $53.1 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash used in the first six months of 2005 was $4.7 million comprised of $1.6 million used in operations and $5.8 million used in investing activities partially offset by $2.7 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.
Net cash used in operating activities was $1.6 million and $1.7 million in the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, net cash used in operating activities primarily consisted of $19.6 million in cost of sales, $8.6 million in research and development costs, $9.4 million in selling, general and administration expenses, a $7.2 million in collaboration profit sharing, a $1.0 million increase in prepaid and other current assets, a $1.8 million increase in inventory, largely offset by $41.1 million in cash received from customers and a $4.9 million increase in accounts payable and accrued liabilities. In the six months ended June 30, 2004, net cash used in operating activities primarily consisted of $8.7 million in cost of sales, $6.8 million in research and development costs, $7.3 million in selling, general and administration expenses, $1.3 million in expense related to a patent matter, $0.8 million in collaboration profit sharing, and a $0.6 million increase in inventory, largely offset by $19.9 million in cash received from customers, including the $5.0 million collaboration receivable payment from bioMerieux, and a $3.9 million increase in accounts payable and accrued liabilities.
Net cash used in investing activities was $5.8 million and $5.9 million in the six months ended June 30, 2005 and 2004, respectively and primarily consisted of capital expenditures and payments for technology licenses.
Net cash provided by financing activities was $2.7 million and $58.5 million in the six months ended June 30, 2005 and 2004, respectively. The $2.7 million provided in the six months ended June 30, 2005 consisted of $1.8 million in proceeds from sales of common stock under our employee equity incentive plans and $2.0 million in proceeds from equipment financing partially offset by $1.1 million in payments on our equipment loans. The $58.5 million provided in the six months ended June 30, 2004 consisted of proceeds of $58.4 million from sales of common stock, including net proceeds of $57.7 million from our February 2004 common stock offering and $0.7 million from sales of common stock under our employee equity incentive plans, and $1.0 million in proceeds from equipment loans, partially offset by repayments of $0.9 million on our equipment loans.
The Company has a revolving line of credit of up to $4.3 million, of which up to $2.0 million may be used for letters of credit. As of June 30, 2005, there was no available credit under this line. We also added a $3.0 million equipment line of credit in May 2005. As of June 30, 2005, there is $1.0 million available under this line.
Off-Balance-Sheet Arrangements
As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1934.

Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2005, we expect to spend approximately $4.5 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2005. We used $7.4 million in cash in our operations and investing activities during the first six months of 2005 which were partially offset by $2.7 million provided by financing activities for a total decrease in cash and cash equivalents of $4.7 million. We anticipate that our existing capital resources will enable us to maintain currently planned operations until at least the end of 2006. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.
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
We may not achieve profitability.
We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2005. We experienced net losses of approximately $19.7 million in 2002, $17.5 million in 2003, $13.8 million in 2004 and $7.1 million in the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $101.0 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical genetic assessment market, our ability to successfully commercialize the GeneXpert system and develop effective GeneXpert assays, the extent of our participation in the USPS BDS program and the operating parameters of the BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.
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
If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We are in the process of researching and developing several tests, including GBS, MRSA and Enterovirus tests, for our GeneXpert and SmartCycler systems. Many factors may affect the market acceptance and commercial success of our products, including:
•	timely development of a menu of tests and reagents for use on our SmartCycler and GeneXpert systems;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain United States Food and Drug Administration (FDA) and any other regulatory clearances or approvals for many of our tests under development;

•	demand for the tests and reagents we are able to introduce;

•	the timing of market entry of our GeneXpert system relative to competitive products;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	our ability to obtain necessary intellectual property protection;

•	the extent and success of our marketing and sales efforts; and

•	publicity concerning our systems and tests.
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
In the clinical genetic assessment market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA), or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our tests for use on our SmartCycler and GeneXpert systems, when used for clinical diagnostic purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for several of our proposed test products. Clinical trials are expensive and time consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.
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
We rely on third party licenses to be able to sell many of our products, and we could lose any of our third party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement . If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. For example, in 2004, we signed patent license agreements with Applera Corporation and F. Hoffman-La Roche Ltd. that involve aggregated license fee payments of $32.2 million over a period of two years and require us to record resulting royalty obligations as part of the cost of product sales when the related product sales are recognized. Furthermore, for some markets, we intend to manufacture reagents and assays for use on our instruments. We believe that manufacturing reagents and developing assays for our instruments is important to our business and growth prospects, but will require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.
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
We face intense competition from a number of companies that offer products in our target markets. These competitors include:
•	companies developing and marketing sequence detection systems for industrial research products;

•	healthcare companies that manufacture laboratory-based tests and analyzers;

•	diagnostic companies;

•	companies developing drug discovery technologies; and

•	companies developing or offering biothreat detection technologies.
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

Our success depends on the market’s confidence that we can provide reliable, high quality genetic testing systems. We believe that customers in the industrial, biothreat and clinical markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired for any of the following reasons:
•	failure of products to perform as expected;

•	any perception that our products are difficult to use; or

•	litigation concerning the performance of our products or our technology.
Despite testing, defects or errors could occur in our products or technologies. For example, we recently notified customers of a software bug in connection with the diagnostic software used in conjunction with our SmartCycler system and are providing replacement software to eliminate this bug. In the future, if we experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business.
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
We face an inherent risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm or do not perform in accordance with specifications, in part because our products are used for sensitive applications. We cannot be certain that we would be able to successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:
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
We believe that our success in penetrating our target markets and in bidding for certain kinds of contracts depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success because, among other things:
•	our collaborative partners may not devote sufficient resources to the success of our collaboration;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by another company and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators, which could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources;

•	our existing collaborations may preclude us from entering into additional future arrangements; or

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.
Currently, our significant collaborative partners include:
•	Northrop Grumman Corp.’s Automation and Information Systems Division, Sceptor Industries and Smiths Detection, which are purchasing the GeneXpert module for incorporation into the BDS for the USPS program;

•	Applied Biosystems Group, in a collaboration to develop and sell reagents to detect biothreat agents for use with our GeneXpert system and cartridges;

•	bioMerieux, Inc., in a collaboration to develop and sell DNA testing products using its NASBA technology on our GeneXpert system; and

•	IDI (merged with GeneOhm Sciences, Inc.), in an agreement to distribute IDI tests for GBS and MRSA, that have been configured for use with the SmartCycler system, and to apply IDI proprietary genetic sequences for GBS and MRSA in the development and commercialization of Cepheid tests to be used in the GeneXpert system.
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
We depend on relationships with distributors for the marketing and sales of our products in the industrial and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 15% and 21% of total product sales for the first six months of 2005 and 2004, respectively. Our distributors in North America, Europe, and Japan accounted for 8%, 4% and 3%, respectively, of total product sales in the six months ended June 30, 2005. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Fisher Scientific is our major non-exclusive distributor in the United States and Canada. Additionally, sales occur through collaborations including GeneOhm Sciences, Inc. and Veridex. Other than our reserved right to sell directly to some end user customers, Takara Bio, Ltd. is the non-exclusive distributor of SmartCycler in the industrial markets in Japan, South Korea and China (including Hong Kong and Taiwan). We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:
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
Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that includes technologies that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some technology and have licensed some of our technology under patents of others. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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
Our sales cycle, particularly in the industrial market, can be lengthy, which can cause variability and unpredictability in our operating results.
The sales cycles for our products, particularly in the industrial market and the clinical genetic assessment market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the industrial market often involves purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.
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
Compliance with regulations governing public company corporate governance and reporting is complex and expensive.
Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ National Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures necessitates substantial management time and oversight and requires us to incur significant additional accounting and legal costs. Any failure to timely implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.
Changes in the accounting treatment of stock options will adversely affect our results of operations.
In December 2004, the Financial Accounting Standard Board issued a new statement, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. The new rules would be effective for us beginning January 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
We held our 2005 Annual Meeting of Shareholders (“Annual Meeting”) on April 29, 2005.
At the Annual Meeting, shareholders voted on two matters: the election of three Class III directors to serve three year terms and to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.
At the Annual Meeting, Robert J. Easton, Mitchell D. Mroz, and Hollings C. Renton were elected as Class III directors, in an uncontested election, by the following vote:

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
Robert J. Easton	36,478,573	—	—	456,815	—
Mitchell D. Mroz	36,892,096	—	—	43,292	—
Hollings C. Renton	36,503,240	—	—	432,148	—
At the Annual Meeting, the appointment of Ernst & Young LLP was ratified by the following vote:

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
Ernst & Young LLP	36,478,573	—	—	456,815	—

ITEM 5. OTHER INFORMATION
On April 6, 2005 the Company entered into an amendment to the Distribution Agreement between Cepheid and Infectio Diagnostics, Inc. (IDI) dated November 4, 2003 with GeneOhm Sciences, Inc. (the parent corporation of IDI). Pursuant to the amendment, the Company and GeneOhm agreed to expand GeneOhm’s prior distribution rights under the Distribution Agreement with respect to certain SmartCycler instruments manufactured and sold by the Company. In addition to maintaining GeneOhm’s ability to distribute SmartCycler instruments to customers using assays identified for infectious disease targets developed, manufactured and marketed by IDI, the amendment now permits GeneOhm to distribute the instruments for other specified customer uses, including for example, clinical research for human in vitro diagnostics. The amendment also establishes revised pricing terms for instruments ordered pursuant to the Distribution Agreement .
     ITEM 6. EXHIBITS
(a) Exhibits

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Change of Control Retention and Severance Agreement dated April 1, 2005, by and between the Company and William McMillan.*	8-K	000-30755	10.01	4/6/2005

10.2	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (I.D.I.) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005. †					X

10.3	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005.*					X

10.4	First Amendment to Loan and Security Agreement dated May 12, 2005, by and between Cepheid and Comerica Bank.	8-K	000-30755	10.01	5/16/2005

10.5	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005.	8-K	000-30755	99.01	5/18/2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

*Management contract or compensatory plan or arrangement.

†Confidential treatment has been requested with respect to portion of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission.

††These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4rth day of August, 2005.

CEPHEID
(Registrant)

/s/ John L.Bishop

John L. Bishop

Chief Executive Officer and Director

(Principal Executive Officer)

/s/ John R. Sluis

John R. Sluis

Senior Vice President, Finance and Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Change of Control Retention and Severance Agreement dated April 1, 2005, by and between the Company and William McMillan.*	8-K	000-30755	10.01	4/6/2005

10.2	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (I.D.I.) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005. †					X

10.3	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005.*					X

10.4	First Amendment to Loan and Security Agreement dated May 12, 2005, by and between Cepheid and Comerica Bank.	8-K	000-30755	10.01	5/16/2005

10.5	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005.	8-K	000-30755	99.01	5/18/2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

*Management contract or compensatory plan or arrangement.

†Confidential treatment has been requested with respect to portion of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission.

††These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.