Form 10-Q
period 2005-09-30
CEPHEID
filed 2005-11-04
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 000-30755

CEPHEID
(Exact Name of Registrant as Specified in its Charter)

California	77-0441625
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

904 Caribbean Drive, Sunnyvale, California	94089-1189
(Address of Principal Executive Office)	(Zip Code)
(408) 541-4191
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of Oct 28, 2005, there were 42,635,675 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2005
Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,052	$23,189
Marketable securities	30,196	34,250
Accounts receivable	16,693	14,584
Inventory	8,364	6,544
Prepaid expenses and other current assets	1,037	402

Total current assets	66,342	78,969
Property and equipment, net	12,573	9,756
Restricted cash	661	688
Intangible assets, net	29,605	30,902

Total assets	$109,181	$120,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,831	$8,074
Accrued compensation	2,199	2,836
Accrued royalties	2,619	2,113
Accrued other liabilities	5,660	4,517
Current portion of deferred revenue	3,024	3,847
Current portion of license fee payable	9,477	10,476
Current portion of equipment financing	2,420	1,889

Total current liabilities	39,230	33,752

Long term portion of deferred revenue	4,762	6,190
Long term portion of license fees payable	—	8,561
Long term portion of equipment financing	2,478	1,604
Line of credit	4,000	4,000
Deferred rent	708	599
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	154,721	152,136
Additional paid-in capital	7,518	7,517
Accumulated other comprehensive income/(loss)	25	(137)
Accumulated deficit	(104,261)	(93,907)

Total shareholders’ equity	58,003	65,609

Total liabilities and shareholders’ equity	$109,181	$120,315

(1)	The balance sheet at December 31, 2004 has been derived from the Company’s audited financial statements, which are included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Instrument sales	$8,300	$8,064	$21,921	$20,648
Reagent and disposable sales	10,938	5,385	36,272	9,918

Total Product Sales	19,238	13,449	58,193	30,566
Contract revenues	822	624	2,212	2,044
Grant and government sponsored research revenues	352	4	957	13

Total revenues	20,412	14,077	61,362	32,623

Costs and operating expenses:
Cost of product sales	11,601	7,494	33,617	16,625
Collaboration profit sharing	2,904	1,474	10,112	2,506
Research and development	4,754	4,037	13,797	11,531
Selling, general and administrative	4,518	3,984	14,110	11,485
Expense for patent related matter	—	—	—	1,264

Total costs and operating expenses	23,777	16,989	71,636	43,411

Loss from operations	(3,365)	(2,912)	(10,274)	(10,788)
Other income (expenses), net	103	(3)	(80)	15

Net loss	$(3,262)	$(2,915)	$(10,354)	$(10,773)

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.24)	$(0.26)

Shares used in computing basic and diluted net loss per share	42,581	41,889	42,430	40,775

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(10,354)	$(10,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,813	1,725
Amortization of intangible assets	1,882	855
Amortization of imputed interest	440	273
Stock-based compensation related to consulting services rendered	3	12
Deferred rent	109	79
Changes in operating assets and liabilities:
Accounts receivable	(2,109)	(5,587)
Collaboration receivable	—	5,000
Inventory	(1,820)	(1,672)
Prepaid expenses and other current assets	(635)	(37)
Accounts payable and other current liabilities	7,566	5,543
Accrued compensation	(637)	(9)
Deferred revenue	(2,251)	48

Net cash used in operating activities	(4,993)	(4,543)

INVESTING ACTIVITIES:
Capital expenditures	(5,630)	(3,215)
Payments for technology licenses	(10,585)	(11,950)
Proceeds from maturities of marketable securities	24,206	—
Purchases of marketable securities	(20,125)	—

Net cash used in investing activities	(12,134)	(15,165)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	2,585	59,229
Proceeds from equipment financing	3,000	636
Principal payments under equipment financing	(1,595)	(428)

Net cash provided by financing activities	3,990	59,437

Net increase (decrease) in cash and cash equivalents	(13,137)	39,729
Cash and cash equivalents at beginning of period	23,189	18,510

Cash and cash equivalents at end of period	$10,052	$58,239

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical molecular diagnostics market (formally clinical genetic assessment), the industrial market (formally life sciences) which includes food, agricultural and environmental and the biothreat market. The Company’s systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.
The condensed consolidated balance sheet at September 30, 2005, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. The condensed consolidated balance sheet information as of December 31, 2004 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.
Principles of Consolidation
The consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary in France. The functional currency of the French subsidiary is the Euro; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the consolidated statements of operations. Translation adjustments are recorded through other comprehensive income (loss). All significant intercompany balances and transactions have been eliminated in the consolidation.
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
The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The components of inventory were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw Materials	$5,880	$4,973
Work in Process	1,232	684
Finished Goods	1,252	887

	$8,364	$6,544

Intangible Assets
As of September 30, 2005, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis.
Amortization expense of intangible assets was approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, and $0.6 million and $0.9 million for the three and nine months ended September 30, 2004, respectively. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of September 30, 2005 is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2005 (remaining three months)	$640
2006	2,562
2007	2,562
2008	2,562
2009	2,553
2010-2020	18,726

Total expected future annual amortization	$29,605

Warranty Accrual
The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty accrual is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. As of September 30, 2005 and December 31, 2004, the accrued warranty liability was $0.8 and $0.4 million, respectively. The activity in the warranty accrual for the three and nine months ended September 30, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning Balance	$423	$351	$379	$331
Costs incurred and charged against provision	(159)	(67)	(525)	(161)
Provision for warranty	505	66	915	180

Balance at September 30, 2005 and 2004, respectively	$769	$350	$769	$350

Revolving Lines of Credit
In May 2005, the Company entered into an amendment to an agreement dated November 9, 2004 with a financial lending institution for a revolving line of credit, which increases the amount of the Company’s existing credit line by $0.3 million, for a total revolving line of credit of up to $4.3 million, of which up to $2.0 million may be used for letters of credit. The agreement contains a clause which provides that if a material adverse event with respect to the Company occurs, this could be considered to be an event of default which may cause the amount due under the agreement to become immediately due and payable. No such event has occurred as of September 30, 2005. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2004 and September 30, 2005, we had $4.0 million outstanding under this line.
This amendment also added a $3.0 million equipment line of credit. Advances are made against the line, not to exceed $3.0 million in aggregate, as the Company submits proof of qualifying purchases to the bank. As of September 30, 2005, we had $2.9 million outstanding under this line. The equipment line is reflected as a component of the current portion of equipment financing in the accompanying consolidated balance sheets.
The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivables and certain equipment, tenant improvements or other personal property of the Company financed pursuant to the agreement and bear an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The interest rate at September 30, 2005 for the revolving line of credit was 5.98% per year. The interest rate at September 30, 2005 for the equipment line of credit was 6.18% per year. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least 80% of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in cash and investments with the lender and a minimum of $25.0 million in unrestricted cash in total.
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
Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. For example, the $10.0 million license execution fee from the bioMerieux collaboration in 2003 was deferred and is being amortized over the period of approximately five years from the effective date of the collaboration, which represents the estimated period of the Company’s continuing involvement under the collaboration agreement. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(3,262)	$(2,915)	$(10,354)	$(10,773)
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of tax related effects	(2,130)	(1,611)	(6,125)	(3,841)

Pro forma net loss	$(5,392)	$(4,526)	$(16,479)	$(14,614)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.07)	$(0.24)	$(0.26)
Pro forma	$(0.13)	$(0.11)	$(0.39)	$(0.36)
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.00%	3.21%	3.84%	3.52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	0.8	1.0	0.9	1.1
Weighted-average expected life of option (years)	4	4	4	4.7
The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was $7.46 and $8.99, respectively and the weighted-average fair value of options granted during the three and nine months ended September 30, 2004 was $6.73 and $6.57, respectively. All options were granted with exercise prices which equaled the fair market value of the underlying common stock on the date of grant.
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
Net Loss Per Share
Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive for all periods presented.
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands, except
per share data)	2005	2004	2005	2004
Net Loss	$(3,262)	$(2,915)	$(10,354)	$(10,773)

Basic and Diluted:
Weighted-average shares of common stock outstanding	42,581	41,889	42,430	40,776
Less: weighted average shares subject to repurchase	—	—	—	(1)

Shares used in computing basic and diluted net loss per share	42,581	41,889	42,430	40,775

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.24)	$(0.26)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2005	2004	2005	2004
Net Loss	$(3,262)	$(2,915)	$(10,354)	$(10,773)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(19)	160	(18)
Unrealized gain (loss) on available-for-sale securities	—	(12)	2	(14)

Comprehensive loss	$(3,263)	$(2,946)	$(10,192)	$(10,805)

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. This resulted as certain items became significant in the current year and were presented separately on the face of the financial statements.
2. Segment Information and Significant Concentrations
The Company and its wholly owned subsidiary operate in only one business segment.
The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended September 30, 2005, there were two direct North American customers that represented 51% and 18% of total product sales. For the nine months ended September 30, 2005, there were two direct North American customers that represented 59% and 15% of total product sales. For the three months ended September 30, 2004, there were two direct North American customers that represented 46% and 22% of total product sales. For the nine months ended September 30, 2004, there were two direct North American customers that represented 35% and 26% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Additionally, sales occur through collaborations including GeneOhm Sciences, Inc. and Veridex. Information about total product sales and sales through distributors for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(as % of total product sales)		(as % of total product sales)
Total Product Sales:
North America	95%	89%	95%	88%

Europe	3%	6%	3%	7%
Japan and other	2%	5%	2%	5%

	100%	100%	100%	100%

Percentage of Total Product Sales through Distributors in:
North America	5%	8%	6%	11%

Europe	3%	6%	3%	7%
Japan and other	2%	5%	2%	5%

	10%	19%	11%	23%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total assets or total property and equipment in any period presented.

3. Patent License Agreements
In April 2004, the Company entered into a patent license agreement with Applera Corporation, through its Applied Biosystems group (ABI) and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $22.5 million had been paid as of September 30, 2005, $1.0 million will be paid in the remainder of 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license. This amount was expensed during the quarter ended March 31, 2004.
The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.
In September 2005, the Company entered into a license agreement with Abaxis, Inc., pursuant to which Abaxis granted the Company a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology in accordance with the provisions specified in the Agreement. Under the agreement, the Company will be able to make, distribute and sell products for nucleic acid based amplification assays. In exchange for the license rights, the Company agreed to (i) make an upfront license payment, (ii) pay royalties during the term of the agreement and (iii) pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year.
4. Collaboration Profit Sharing
Collaboration profit sharing represents the amount the Company pays to ABI under its collaboration agreement to develop reagents for use in Biohazard Detection System (BDS) developed for the USPS. Under the agreement, a computed gross margin on anthrax cartridge sales is shared equally between the two parties. As of September 30, 2005 and 2004, the accrued profit sharing liability was $2.9 million and $1.1 million, respectively. Collaboration profit sharing expense was $2.9 million and $1.5 million for the three months ended September 30, 2005 and 2004, respectively. Collaboration profit sharing expense was $10.1 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.
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
OVERVIEW
We develop, manufacture, and market fully-integrated systems that perform genetic analysis, including DNA or RNA analysis, for the clinical molecular diagnostics, biothreat and industrial markets. Our systems enable rapid, sophisticated genetic testing of organisms and genetic based diseases by automating otherwise complex manual laboratory procedures. Genetic testing involves a number of complicated steps, including sample preparation, amplification and detection. Based on state-of-the-art microfluidic and microelectronic technologies, our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid genetic testing is particularly important, such as the infectious disease, cancer and biothreat testing markets. In particular, we have designed our systems to be capable of use in clinical molecular diagnostics. We have designed our systems to perform a broad range of genetic tests that are used to identify infectious organisms, enhance cancer management and care and identify organisms that could be used as bio-terrorism agents.
Our two principal product platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold more than 2,200 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and anticipate its commercial launch in the clinical molecular diagnostics market in the fourth quarter of 2005. Development of our initial FDA product for detection of Methicillin Resistant Staphylococus Aureus (MRSA) continues and our products for detection of Group B Strep (GBS) and Enterovirus are currently in clinical trials. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop assays for use on our instruments.
A Northrop Grumman-led consortium that includes Cepheid and other subcontractors has developed the BDS for the United States Postal Service (USPS). This consortium was awarded a production contract with the USPS which has two phases both of which have been exercised. We completed shipping GeneXpert modules to be utilized with phase 1 installations and began shipping GeneXpert modules to be utilized with phase 2 installations during the first quarter of 2005. These shipments are expected to be completed by the end of 2005.
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
During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its Applied Biosystems business group (ABI) and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $22.5 million had been paid as of September 30, 2005, $1.0 million will be paid in the fourth quarter of 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.
On September 28, 2005, Cepheid entered into a license agreement with Abaxis, Inc., effective as of September 30, 2005, pursuant to which Abaxis granted Cepheid a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology. Under the agreement and the licensed patents, Cepheid will be able to make, distribute and sell products for nucleic acid based amplification assays. In exchange for the license rights, Cepheid agreed to (i) make an upfront license payment, (ii) pay royalties during the term of the agreement and (iii) pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year. Cepheid may terminate the agreement for any reason upon 30 days written notice to Abaxis.
Sales Channels
We sell our products through both direct and other various distribution channels. In the United States, we sell through our direct sales force in the industrial and clinical molecular diagnostics markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher), in the industrial market. Additional sales occur through our collaborations including GeneOhm Sciences, Inc. and Veridex. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand our sales efforts into other territories throughout the world by adding distributors. For example, we added distributors in Mexico, Brazil and China in 2004.
Revenues
During the first nine months of 2005, we derived our revenues primarily from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers, GeneXperts and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux described above. In the fourth quarter of 2005, we expect sales of GeneXpert anthrax cartridges to contribute a substantial portion of our revenue as the USPS BDS program continues.
During the third quarter, we received a purchase order from Northrop Grumman for approximately 2.3 million anthrax test cartridges over 14 months commencing in August 2005.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(amounts in thousands)	2005	2004	% change	2005	2004	% change
Revenues:
Instrument sales	$8,300	$8,064	3%	$21,921	$20,648	6%
Reagent and disposable sales	10,938	5,385	103%	36,272	9,918	266%

Total Product Sales	19,238	13,449	43%	58,193	30,566	90%
Contract revenues	822	624	32%	2,212	2,044	8%
Grant and government sponsored research revenues	352	4	N/M	957	13	N/M

Total revenues	$20,412	$14,077	45%	$61,362	$32,623	88%

Total revenues increased 45% to $20.4 million in the three months ended September 30, 2005 from $14.1 million for the same period in the prior year. Total revenues increased 88% to $61.4 million in the nine months ended September 30, 2005 from $32.6 million for the same period in the prior year. This increase in total revenues was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS arrangement and to a lesser extent, the sales of GeneXpert, SmartCyclers and associated disposables and reagents in the industrial, clinical molecular diagnostics and biothreat markets.
Product Sales
Total product sales increased 43% to $19.2 million in the three months ended September 30, 2005 from $13.4 million for the same period in the prior year. Total product sales increased 90% to $58.2 million in the nine months ended September 30, 2005 from $30.6 million for the same period in the prior year. The increase was primarily due to increased sales volume of GeneXpert modules and cartridges to Northrop Grumman and Smiths Detection for deployment of BDS units in major USPS mail processing centers throughout the United States and to a lesser extent, the sales of GeneXpert, SmartCyclers and associated disposables and reagents in the industrial, clinical molecular diagnostics and biothreat markets. In the three and nine months ended September 30, 2005, product sales to Northrop Grumman and Smiths Detection represented 51% and 18% and 59% and 15%, of total product sales, respectively. In the three and nine months ended September 30, 2004, product sales to these two direct customers represented 46% and 22% and 35% and 26% of total product sales, respectively. In the three and nine months ended September 30, 2005, product sales through distributors represented 10% and 11%, respectively. In the three and nine months ended September 30, 2004, product sales through distributors represented 19% and 23%, respectively. The following tables provide a breakdown of our product sales by geographic regions and our percentage of total product sales through distributors by geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(as % of total product sales)		(as % of total product sales)
Total Product Sales:
North America	95%	89%	95%	88%

Europe	3%	6%	3%	7%
Japan and other	2%	5%	2%	5%

	100%	100%	100%	100%

Percentage of Total Product Sales through Distributors in:
North America	5%	8%	6%	11%

Europe	3%	6%	3%	7%
Japan and other	2%	5%	2%	5%

	10%	19%	11%	23%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenues
Contract revenues increased 32% to $0.8 million in the three months ended September 30, 2005 from $0.6 million for the same period in the prior year. Contract revenues increased 8% to $2.2 million in the nine months ended September 30, 2005 from $2.0 million for the same period in the prior year. These revenues related primarily to the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc. We expect contract revenue in the fourth quarter to remain relatively consistent with the third quarter of 2005.
Grant and Government Sponsored Research Revenues
Grant and government sponsored research revenues were $0.4 million and $1.0 million for the three and nine months ended September 30, 2005, respectively compared to a few thousand dollars for the same periods in 2004. This increase primarily relates to a program with Northrop Grumman who has a contract with the Homeland Security Advanced Research Project Agency.
Costs and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(amounts in thousands)	2005	2004	Change	2005	2004	Change
Costs and operating expenses:
Cost of product sales	$11,601	$7,494	55%	$33,617	$16,625	102%
Collaboration profit sharing	2,904	1,474	97%	10,112	2,506	304%
Research and development	4,754	4,037	18%	13,797	11,531	20%
Selling, general and administrative	4,518	3,984	13%	14,110	11,485	23%
Expense for patent related matter	—	—	N/A	—	1,264	-100%

Total costs and operating expenses	$23,777	$16,989	40%	$71,636	$43,411	65%

Cost of Product Sales
Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 55% to $11.6 million during the three months ended September 30, 2005 compared to $7.5 million during the same period in the prior year and increased 102% to $33.6 million during the nine months ended September 30, 2005 compared to $16.6 million during the same period in the prior year. Our product gross margin percentage on product sales for the three months ended September 30, 2005 was 40%, a 4% decline over the same period last year and our product gross margin percentage on product sales for the nine months ended September 30, 2005 was 42%, a 4% decline when compared to the same period in the prior year. The decrease in gross margin percentage for both the three and nine months ended September 30, 2005 compared to the prior year results primarily from increased royalty expense of 2% due to the execution of our license agreement with Roche and ABI in the second quarter of 2004 and the third quarter of 2003, respectively, a decrease in standard manufacturing margin of 1% due to one-time favorable product pricing during the prior year period and an increase in warranty and inventory reserve expense of 2%. These were partially offset by a 1% increase in margins from other items. We expect our gross margin percentage on product sales for the fourth quarter of 2005 to be in the range of 40% - 45%.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $2.9 million and $1.5 million in the three months ended September 30, 2005 and 2004, respectively. The collaboration profit sharing was $10.1 million and $2.5 million in the nine months ended September 30, 2005 and 2004, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
Research and Development Expenses
Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 18% to $4.8 million for the three months ended September 30, 2005 from $4.0 million for the same period in the prior year and increased 20% to $13.8 million for the nine months ended September 30, 2005 from $11.5 million for the same period in the prior year. For the three months ended September 30, 2005, this increase resulted primarily from a $0.5 million increase in salaries and personnel-related expenses, a $0.2 million increase in external engineering, a $0.1 million increase in occupancy costs related to our facility in Bothell, WA and a $0.2 million increase in other costs. These increases were partially mitigated as the portion of our Sunnyvale facility costs charged to research and development decreased $0.3 million for the period. For the nine months ended September 30, 2005, this increase resulted primarily from a $1.2 million increase in salaries and personnel-related expenses, a $0.5 million increase in outside engineering costs, a $0.8 million increase in supplies, primarily used in connection with our clinical molecular diagnostics product development, a $0.2 million increase in occupancy costs related to our facility in Bothell, WA and a $0.3 million increase in other costs. These increases were partially mitigated as the portion of our Sunnyvale facility costs charged to research and development decreased $0.7 million for the period. We expect that our quarterly research and development expenses will increase during the fourth quarter of 2005 compared to the three months ended September 30, 2005 as we increase our assay development costs and incur clinical trial costs for our Enterovirus and GBS tests.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 13% to $4.5 million in the three months ended September 30, 2005 from $4.0 million in the same period from the prior year and increased 23% to $14.1 million in the nine months ended September 30, 2005 from $11.5 million in the same period from the prior year. For the three months ended September 30, 2005, the increase resulted from a $0.5 million increase in salary and personnel-related expenses and a $0.2 million increase in the portion of Sunnyvale facility costs charged to these functions. These increases were partially offset by a $0.2 million decrease in other costs. For the nine months ended September 30, 2005, the increase included a $1.6 million increase in salaries and personnel -related expenses, a $0.6 million increase in the portion of Sunnyvale facility costs charged to these functions, a $0.3 million increase in travel expenses, a $0.1 million in recruiting expenses. These increases were due to an expansion of our direct sales force, increased marketing and product support personnel, and promotional costs to support the clinical molecular diagnostics market. We expect our selling and marketing costs to increase marginally during the remaining quarter of 2005 as we expand our efforts in the clinical molecular diagnostics market.
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
Other Income (Expenses), Net

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(amounts in thousands)	2005	2004	Change	2005	2004	Change
Other income (expenses), net:
Interest income	$348	$198	76%	$1,058	$443	139%
Interest expense	(232)	(244)	-5%	(824)	(423)	95%
Foreign exchange gain (loss)	(13)	43	-130%	(314)	(5)	6180%

Total other income (expenses), net	$103	$(3)	3533%	$(80)	$15	-633%

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $0.3 million in the three months ended September 30, 2005 from $0.2 million for the same period in 2004 and increased to $1.1 million in the nine months ended September 30, 2005 from $0.4 million for the same period in 2004. The increase was primarily due to our higher average cash and cash equivalents and marketable securities balances and higher interest rates during the three and nine months ended September 30, 2005 when compared to the same periods of 2004. Interest expense remained consistent at $0.2 million in the three months ended September 30, 2005 and 2004. Interest expense increased to $0.8 million in the nine months ended September 30, 2005 from $0.4 million for the same period in 2004. The increase was primarily due to a $0.4 million amortization of imputed interest, during the first nine months of 2005, related to license fee payments. Foreign exchange loss increased as the U.S. dollar has strengthened against the Euro since the 2004 period.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
As of September 30, 2005, we had $40.9 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash used in the first nine months of 2005 was $13.1 million comprised of $5.0 million used in operations and $12.1 million used in investing activities partially offset by $4.0 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.
Net cash used in operating activities was $5.0 million and $4.5 million in the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, net cash used in operating activities primarily consisted of $30.4 million in cost of sales, $12.8 million in research and development costs, $13.5 million in selling, general and administration expenses, a $10.1 million in collaboration profit sharing, a $0.6 million increase in prepaid and other current assets, a $1.8 million increase in inventory, largely offset by $58.7 million in cash received from customers, a $5.3 million increase in accounts payable and accrued liabilities and $0.2 in other items. In the nine months ended September 30, 2004, net cash used in operating activities primarily consisted of

$15.4 million in cost of sales, $10.4 million in research and development costs, $11.2 million in selling, general and administration expenses, $1.3 million in expense related to a patent matter, $1.7 million in collaboration profit sharing, and a $1.7 million increase in inventory, largely offset by $32.0 million in cash received from customers, including the $5.0 million collaboration receivable payment from bioMerieux, and a $4.5 million increase in accounts payable and accrued liabilities.
Net cash used in investing activities was $12.1 million and $15.2 million in the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, payments for technology licenses were $10.6 million and payments for capital expenditures were $5.6 million partially offset from the net maturities of marketable securities, after reinvestments, of $4.1 million. In the nine months ended September 30, 2004, payments for technology licenses were $12.0 million and payments for capital expenditures were $3.2 million.
Net cash provided by financing activities was $4.0 million and $59.4 million in the nine months ended September 30, 2005 and 2004, respectively. The $4.0 million provided in the nine months ended September 30, 2005 consisted of $2.6 million in proceeds from sales of common stock under our employee equity incentive plans and $3.0 million in proceeds from equipment financing partially offset by $1.6 million in payments on our equipment loans. The $59.4 million provided in the nine months ended September 30, 2004 consisted of proceeds of $59.2 million from sales of common stock, including net proceeds of $57.7 million from our February 2004 common stock offering and $1.5 million from sales of common stock under our employee equity incentive plans, and $0.6 million in proceeds from equipment loans, partially offset by repayments of $0.4 million on our equipment loans.
The Company has a revolving line of credit of up to $4.3 million, of which up to $2.0 million may be used for letters of credit. As of September 30, 2005, there was no remaining available credit under this line. We also added a $3.0 million equipment line of credit in May 2005. As of September 30, 2005, there was no remaining available credit under this line.
Off-Balance-Sheet Arrangements
As of September 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2005, we expect to spend approximately $2.0 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2005. We used $17.1 million in cash in our operating and investing activities during the first nine months of 2005 which were partially offset by $4.0 million provided by financing activities for a total decrease in cash and cash equivalents of $13.1 million. We anticipate that our existing capital resources will enable us to maintain currently planned operations until at least the end of 2006. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.
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
We may not achieve profitability.
We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2005. We experienced net losses of approximately $19.7 million in 2002, $17.5 million in 2003, $13.8 million in 2004 and $10.4 million in the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $104.3 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical molecular diagnostics market, our ability to successfully commercialize the GeneXpert system and develop effective GeneXpert assays, the extent of our participation in the USPS BDS program and the operating parameters of the BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product costs, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. If we fail to grow our revenue and manage our expenses and product costs, we may never achieve profitability.
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
If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We are in the process of researching and developing several tests, including GBS, MRSA, BCR/ABL and Enterovirus. Many factors may affect the market acceptance and commercial success of our products, including:
•	timely development of a menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain United States Food and Drug Administration (FDA) and any other regulatory clearances or approvals for many of our tests under development;

•	demand for the tests and reagents we are able to introduce;

•	the timing of market entry of our GeneXpert system relative to competitive products;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	our ability to obtain necessary intellectual property protection;

•	the extent and success of our marketing and sales efforts; and

•	publicity concerning our systems and tests.
In particular, we believe that the success of our business will depend in large part on our ability to commercialize our products for the clinical molecular diagnostics market. Our current reliance on revenues from the USPS BDS program has resulted in substantial revenue concentrations in recent periods. However, as discussed above, revenues from the BDS program are subject to substantial risks, including changes in governmental budgeting priorities. We cannot assure you what the future operating parameters of the BDS program will be. In part because of the risks associated with our current reliance on the BDS program, we believe that successfully building our business in the clinical molecular diagnostics market is critical to our long-term goals and success. We have limited experience operating in the clinical market and, as a result, we have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the clinical market. If we cannot successfully penetrate the clinical market to exploit these licenses, ongoing payments that we have agreed to make under them could significantly harm our business and operating results in future periods.
The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.
In the clinical molecular diagnostics market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA), or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our tests for use on our SmartCycler and GeneXpert systems, when used for clinical diagnostic purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for several of our proposed test products. Clinical trials are expensive and time consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.
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
Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. We have limited experience in manufacturing large volumes of products and manufacturing problems can and do arise or we may be unable to adequately scale-up manufacturing in a timely manner or on a commercially reasonable basis if we experience increased demand. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given quarter or other fiscal period if we experience significant delays in the manufacturing process. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

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
If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the clinical molecular diagnostics market would be harmed.
Our ability to sell our products in the clinical molecular diagnostics market will depend in part on the extent to which reimbursement for tests using our products will be available from:
•	government health administration authorities;

•	private health coverage insurers;

•	managed care organizations; and

•	other organizations.
If appropriate reimbursement for our products in the clinical molecular diagnostics market cannot be obtained, our business could be harmed.
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

Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, F. Hoffmann-La Roche, Bio-Rad Laboratories and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. F. Hoffmann-La Roche, Abbott Laboratories and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical molecular diagnostics market. Other companies, including Becton, Dickson and Company, Bayer and bioMerieux, offer molecular tests.
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
We have a relatively small sales force compared to our competitors. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force in the clinical molecular diagnostics market, and we may require additional qualified sales personnel. Competition for these individuals, particularly those with the technical expertise needed to understand and sell our products, is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If our direct sales force is not successful, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.
If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.
We depend on relationships with distributors for the marketing and sales of our products in the industrial and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 11% and 23% of total product sales for the first nine months of 2005 and 2004, respectively. Our distributors in North America, Europe, and Japan accounted for 6%, 3% and 2%, respectively, of total product sales in the nine months ended September 30, 2005. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Fisher Scientific is our major non-exclusive distributor in the United States and Canada. Additionally, sales occur through collaborations including GeneOhm Sciences, Inc. and Veridex. Other than our reserved right to sell directly to some end user customers, Takara Bio, Ltd. is the non-exclusive distributor of SmartCycler in the industrial markets in Japan, South Korea and China (including Hong Kong and Taiwan). We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:
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
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. Any litigation related to claims of patent infringement could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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
Our sales cycle, particularly in the industrial market and clinical molecular diagnostics market, can be lengthy, which can cause variability and unpredictability in our operating results.
The sales cycles for our products, particularly in the industrial market and the clinical molecular diagnostics market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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
We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as microbiology, clinical and sales and marketing. Attracting, retaining and training personnel with the requisite skills remains challenging, and, as general economic conditions improve, is becoming increasingly competitive, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
(a) Exhibits

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005. †					X

10.2	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005. *	8-K	000-30755	99.01	7/25/2005

10.3	Change of Control Retention and Severance Agreement dated July 21, 2005, by and between Cepheid and David H. Persing. *	8-K	000-30755	99.02	7/25/2005

10.4	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (I.D.I.) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005. †					X

10.5	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005. †					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission.

††	These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 3rd day of November, 2005.

CEPHEID
(Registrant)

/s/ John L. Bishop

John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John R. Sluis

John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005. †					X

10.2	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005. *	8-K	000-30755	99.01	7/25/2005

10.3	Change of Control Retention and Severance Agreement dated July 21, 2005, by and between Cepheid and David H. Persing. *	8-K	000-30755	99.02	7/25/2005

10.4	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (I.D.I.) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005. †					X

10.5	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005. †					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††					X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of the exhibit. A complete copy of the agreement has been filed with the Securities and Exchange Commission.

††	These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.