Form 10-K
period 2005-12-31
CEPHEID
filed 2006-02-22
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer    ☐         Accelerated Filer    ☑         Non-accelerated Filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $296,089,713.32 based on the closing sale price for the registrant’s common stock on the NASDAQ National Market on that date of $7.34 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
     As of February 1, 2006 there were 42,825,313 shares of the registrant’s common stock outstanding.

2005 ANNUAL REPORT ON FORM 10-K

Cepheid®, the Cepheid logo, SmartCycler®, GeneXpert® and I-CORE® are registered trademarks of Cepheid. SmartCycler II is a trademark of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
      The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including the scope and timing of actual United States Postal Service (USPS) funding of the Biohazard Detection System (BDS); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks set forth under “Risk Factors” and elsewhere in this report, and we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
PART I

ITEM 1.	BUSINESS
OVERVIEW
      We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the clinical molecular diagnostics, industrial and biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the clinical market; food, agricultural and environmental testing in the industrial market; and identifying bio-terrorism agents in the biothreat market.
      Our two principal instrument platforms are our SmartCycler and GeneXpert systems and modules, and we currently have a combined installed base of approximately 4,300 systems and modules. The SmartCycler, which we began selling in May 2000, integrates DNA amplification and detection to allow rapid analysis of a sample. The GeneXpert system integrates automated sample preparation with our SmartCycler DNA amplification and detection technology. We began shipping GeneXpert modules and anthrax test cartridges in the fourth quarter of 2003 for incorporation into the Biohazard Detection System (“BDS”) developed by a Northrop Grumman-led consortium for use by the United States Postal Service (“USPS”) for the detection of anthrax. There are now approximately 1,100 BDS units incorporating our GeneXpert modules routinely running in approximately 270 US postal facilities. In addition, we are currently fulfilling a purchase order for 2.3 million anthrax test cartridges for use with the BDS, which we expect to complete by the fourth quarter of 2006. We launched the GeneXpert system for stand-alone use in the biothreat market in the third quarter of 2004.
      The GeneXpert system, a closed, self-contained, fully-integrated and automated system, represents a paradigm shift in the automation of molecular analysis, producing accurate results in a timely manner with minimal risk of contamination. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures.
      We will launch the GeneXpert system for clinical use in Europe in the near term. Contemporaneous with this launch, we will introduce our first European clinical molecular diagnostics product for use on the GeneXpert system, a test for detection of BCR/ ABL, a chromosomal abnormality associated with leukemia. In the United States, we have introduced our first clinical research product for use on the GeneXpert system, a Research Use Only (“RUO”) product for detection of BCR/ ABL. We anticipate making our initial 510(k) filings for other products for use on the GeneXpert system during the first half of 2006.
      We sell our two instrument platforms through both direct sales and distribution channels worldwide. Our customers cover a broad spectrum, ranging from government organizations, such as the Centers for Disease Control (“CDC”), the United States Department of Agriculture (“USDA”), the United States Food and Drug Administration (“FDA”) and the National Institutes of Health, to major academic medical centers, including the Cleveland Clinic, Johns Hopkins University, Magee-Womens Hospital, Memorial Sloan-Kettering Cancer Center and Stanford University. Our primary GeneXpert customer to date has been Northrop Grumman for the USPS BDS.
      Starting in 2004, we entered into a number of key licensing arrangements that enhance our ability to expand into new applications to better penetrate our target markets. We entered into patent license agreements with Applera Corporation, through its Applied Biosystems business group and its Celera Diagnostics joint venture, that allow us to sell SmartCycler and GeneXpert real-time polymerase chain reaction (“PCR”) thermal cyclers under Applera’s real-time apparatus patent rights. We also obtained a license from F. Hoffmann-La Roche Ltd. (“Roche”) that provides us with rights under a broad range of Roche patents, which include patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. More recently, we licensed from DxS Ltd an alternative real-time PCR detection technology, Scorpions, for both the industrial and clinical markets, enabling us to develop certain multiplexed tests and provide quicker time-to-result for selected applications. We intend to actively pursue acquisitions of molecular markers and/or complementary products, technologies or companies in the fields of oncology, infectious diseases and other fields appropriate for molecular diagnostics.
INDUSTRY OVERVIEW
      In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. The three key processing steps in molecular testing are:

•	Sample preparation — procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids, such as DNA and RNA;

•	Amplification — a chemical process to make large quantities of DNA from the nucleic acids isolated from the sample; and

•	Detection — the method of determining the presence or absence of the target DNA or RNA, typically through the use of fluorescent dyes.
      Currently, the most widely-used method for molecular testing is to amplify the target sequence using DNA amplification methods such as PCR and to detect the presence of the target using complementary DNA segments tagged with fluorescent dyes that attach to the sequence. The DNA segments that attach to the target DNA sequence are called DNA probes. DNA probes can be designed for any unique genetic sequence and have been developed for many significant infectious disease organisms, including methicillin-resistant Staphylococcus aureus (“MRSA”), group B streptococcus (“GBS”), organisms associated with sexually-transmitted diseases, including human papillomavirus (“HPV”), and many genetic mutations associated with human cancer and with inherited human disorders.

      Competing technologies for genetic analysis of a cell or organism generally have the following limitations:

•	Require highly skilled technicians and special laboratories. Currently available methods and systems for molecular analysis generally require highly skilled scientists and technicians in a special laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another.

•	Potential for contamination. We believe that current open architecture DNA amplification and detection systems carry the risk of specimen-to-specimen carryover or environmental contamination. In addition, such open systems do not permit sequential PCR reactions performed on the same target (“nested PCR”) to be performed without significantly increased risk of contamination.

•	Sensitivity constraints. Some existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity.

•	Timeliness of result. Current sample preparation, DNA amplification and detection technologies rely on processes that often require hours to complete, rendering results that may not be timely enough to be medically useful. This time-to-result may be further delayed by hours or days due to the limited availability of high- complexity molecular diagnostic services in most hospital environments, or due to the limited operating schedules of these services.

•	Large and inflexible equipment. Most currently available genetic analysis equipment is large and inflexible and requires a technically complex operating environment.
OUR SOLUTION
      We have developed easy-to-use systems that integrate automated sample preparation, DNA amplification and detection. Our systems are designed to handle a variety of different biological samples in a broad range of environments and offer the following key benefits:

•	Ease of use. Our systems are easy to use and are designed to operate in a wide range of environments, including hospitals, research laboratories, physician offices, public health clinics or industrial settings. In particular, our GeneXpert system automates sample preparation, DNA amplification and detection in a manner that can allow non-technical personnel to conduct sophisticated genetic analysis.

•	Integration of key steps. Our GeneXpert system integrates automated sample preparation with our SmartCycler DNA amplification and detection technology. This integrated system enables the user to place the specimen in the test cartridge and obtain the result without performing additional interim tasks. This closed, self-contained, fully-integrated and automated system represents a paradigm shift in the automation of molecular analysis, producing accurate results in a timely manner with minimal risk of contamination.

•	Flexibility of platforms. Our systems are highly flexible. Each test module within an instrument is independently controlled, enabling users to run several different tests, each using a different protocol, beginning at the same or different points in time. In addition, the user does not need to wait for all tests to be completed before starting additional tests. This flexibility allows for testing of multiple samples in a short period of time.

•	System intelligence. Certain diagnoses require sequential testing to provide additional information to the clinician in order to make an accurate clinical determination. For example, a preferred approach to the detection of MRSA would be to first test for the presence of Staphylococcus aureus, and, if it is present, conduct multiple tests for antibiotic resistance. Without requiring operator intervention, our systems can, in response to results obtained from the first phase of the testing process, automatically select the appropriate next step, including whether to perform a second, independent PCR analysis before concluding the testing process.

•	Multiple target analysis. With our technology, multiple distinct organisms or diseases in each sample can be simultaneously detected in the same cartridge or disposable reaction tube. For example, one test cartridge or tube could be used to test simultaneously for methicillin-resistant and methicillin-susceptible Staphylococcus aureus (“MSSA”); for multiple sexually-transmitted diseases; or for multiple organisms causing sepsis.

•	Greater specificity. Our technology provides greater specificity due to its ability to simultaneously detect, either in the same or sequential reactions, multiple distinct genetic targets within the same organism or disease. This enables built-in confirmation of the target, thereby providing greater confidence in the test result. For example, the USPS has run over two million anthrax tests on the BDS with no false positives.

•	Enhanced sensitivity. Our GeneXpert test cartridges are designed to optimize the sensitivity of PCR technology through concentration of specimen, efficient target lysis, and purification and recovery of target genetic material. Our cartridges are flexible enough to handle a broad range of clinically appropriate sample volumes, permitting a higher amount of clinical material for a given test, thereby providing the ability to obtain higher concentrations of target genetic material in the cartridge. Our cartridges subsequently enable highly efficient, automated cell lysis. Finally, our cartridges remove material that may inhibit the test reaction.

•	Rapid results. Our systems are designed to substantially reduce the time to result, allowing results from genetic tests, such as the GBS test, to be timely enough to be medically useful. For example, our GeneXpert system is able to produce a result from a raw biological sample in as little as 30 minutes, potentially while the patient is still with the physician.

OUR STRATEGY
      Our strategy is to become the leading supplier of integrated systems and tests for genetic assessment in a variety of environments. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the clinical market. We believe our GeneXpert system will enable us to significantly expand our presence in the clinical market, because we believe this system is the only closed, self-contained, fully-integrated and automated system for molecular testing commercially available. The GeneXpert system will allow healthcare providers to obtain timely, accurate results from a raw biological sample, with minimal risk of contamination. We will launch the GeneXpert system for clinical use in Europe in the near term. In addition, we will introduce our first European clinical molecular diagnostics product for use on the GeneXpert system, a test for detection of BCR/ ABL. In the United States, we introduced our first clinical research product for use on the GeneXpert system, a RUO product for detection of BCR/ ABL. We anticipate making our initial 510(k) filings for other products for use on the GeneXpert system during the first half of 2006.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions to develop and obtain target rights to various infectious disease and cancer targets. In addition, we will be focusing key business development activities on identifying infectious disease and cancer targets held by academic institutions or commercial operations for potential license or acquisition.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to internally develop new tests for our SmartCycler and GeneXpert systems. For example, we have recently completed clinical trials of our GBS test and are nearing completion of the clinical trial for our Enterovirus (“EV”) test, both of which we developed internally for our GeneXpert system. We are also working on development of a product for MRSA/MSSA on the GeneXpert system. In addition, we are working with strategic partners and major academic medical centers to co-develop and validate additional tests. Some of our significant collaborators for the development of new tests include the Children’s Medical Center of Dallas, the Fred Hutchinson Cancer Research Center, the CDC, the FDA, the USDA and the United States Army Medical

Research Institute of Infectious Diseases. We intend to further pursue these and additional strategic relationships to rapidly expand our test development and commercialization.

•	Enhance international platform. We will introduce our first European clinical molecular diagnostics product for use on the GeneXpert system in the near term. We plan to introduce several additional CE mark-approved tests in the near term, including GBS and EV, and intend to leverage our existing European infrastructure to sell these products. We conduct our European operations through our French subsidiary, Cepheid SA, which has a facility, sales and customer support personnel and an established European distribution network. We will continue to expand our distribution network in Europe as we introduce new tests. In addition, we intend to expand in other international markets.

•	Expand applications in the industrial and biothreat markets. We currently sell products into the industrial and biothreat markets and intend to expand our offerings in these markets. For example, in the industrial market we sell tests to detect E. coli O:157 to FDA testing laboratories and tests to detect avian influenza to the USDA. We intend to expand our product offerings in the industrial market in areas such as environmental and water testing. In the biothreat market, we currently sell products for use by the USPS and the US Department of State. We intend to expand our sales of biothreat products to first-responders, other government agencies and civilian markets, as well as to continue to sell anthrax tests for use with the BDS.

OUR TECHNOLOGY

Automated sample preparation
      We believe that the proprietary automated sample preparation technology we have incorporated in the GeneXpert system is the first to integrate the basic chemistry and physics required to prepare a raw sample for integrated amplification and detection. We have developed microfluidic technologies that perform these steps in a disposable cartridge. The key steps in sample preparation together with our corresponding technologies are as follows:

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

Lysing cells. We have developed a proprietary lysis technology capable of rapidly releasing DNA from the cells of organisms that are difficult to lyse, such as spores. This versatile ultrasonic lysing technology is incorporated in our GeneXpert system and allows lysis procedures that otherwise can take hours, to be performed in seconds.

Microfluidic interface with the reaction tube. In the GeneXpert system, we integrate the sample preparation cartridge with our proprietary reaction tube, the same tube design used in our I-CORE (Integrated, Cooling/ Heating Optics Reaction) modules and SmartCycler for amplification and detection. After capturing and concentrating the DNA or RNA from the sample, our cartridge automatically mixes the DNA or RNA with amplification reagents and moves the DNA or RNA to the reaction tube for amplification and detection. This interface with the reaction tube allows multiple sequential reactions to be performed from the same processed specimen. The software that is used with our systems can determine which sequential reactions should be implemented. Our technology also allows for nested

PCR, in which ultrasensitive detection of nucleic acid targets can be achieved. While nested PCR offer substantially higher levels of sensitivity than single-stage PCR, it is normally not recommended for clinical diagnostic testing because of contamination risk. However the enclosed environment of the GeneXpert allows it to be performed accurately within the microfluidic interface. We believe that Cepheid’s test for BCR/ ABL transcript detection is the first commercially available test to successfully implement nested amplification.

Amplification and detection
      In 1997, we licensed a technology from University of California/ Lawrence Livermore National Laboratories (LLNL) that allows us to integrate amplification and detection. Our commercial version of the technology is called the I-CORE module, a single chamber module measuring approximately one inch by four inches by five inches. An I-CORE is a complete, independent, temperature-controlled fluorimeter for performing and continuously monitoring chemical reactions such as PCR, and is a key element of both our SmartCycler and GeneXpert systems. The temperature of the sample can be controlled rapidly and accurately, allowing faster reactions and more accurate results. The I-CORE technology also allows the analysis of samples to be performed with much lower power than traditional methods. This permits our systems to be portable, giving our customers the capability to obtain bioanalytical results when and where they are needed. We use our I-CORE technology in both our SmartCycler and GeneXpert systems.
      Independent control. One of the key distinguishing features of our I-CORE technology is that in a system composed of multiple I-COREs, each I-CORE can be operated and controlled independently. We believe that this is not possible with any other system currently on the market. In contrast to traditional thermal cycling systems, in which all the samples are subjected to the same time/temperature/optical protocol, each sample in an I-CORE-based instrument can be subjected to a different protocol. This allows the operator to perform many different tests or experiments at the same time on the same instrument.
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
      Patented reaction tube. Our patented disposable reaction tubes are used in conjunction with the I-CORE module and have been optimized to provide rapid temperature cycling and long optical path lengths for optimum optical sensitivity. In addition, the tube is designed to eliminate entrapped air, which can interfere with the optical signal. This feature minimizes optical noise, makes tests more uniform and reproducible and minimizes the need for optical normalization.
      Easy-to-use lyophilized PCR reagents. In order to attain our goal of “providing genetic test results, when and where they are needed,” we must provide a total solution to the customer, which includes easy-to-use PCR reagents. Current liquid reagents are inconvenient in that they must be stored at near freezing temperatures in order to maintain their performance. Cepheid uses a PCR reagent technology in which all the liquid chemicals necessary to perform PCR are lyophilized, or freeze-dried, into small, stable pellets. These pellets are pre-mixed doses of PCR chemicals that are stable over long periods of time at room temperature and easy for the customer to use.
      Robust proven amplification technology. During 2004, we obtained a broad based non-exclusive worldwide license to the IVD market from Roche for its real-time PCR technology. Real-time PCR has been proven to be a robust amplification technology, which is applicable to genetic targets throughout the human genome and for the detection of infectious organisms. This technology also provides the benefit of enabling results on a short time-to-result basis, which can be a key requirement in a number of clinical situations.

PRODUCTS
      Our products are comprised of two system platforms our SmartCycler and GeneXpert systems and a growing menu of tests that can be run on each platform. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold approximately 2,500 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We began shipping GeneXpert modules and anthrax test cartridges for use in the USPS BDS Program in the fourth quarter of 2003. The GeneXpert module is incorporated in the BDS developed by the Northrop Grumman-led consortium for use by the USPS. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and we launched it in the clinical research genetic assessment area with a Research Use Only (RUO) hematological oncology test, BCR/ABL, late in 2005. We anticipate its full commercial launch in the clinical molecular diagnostics market in the first half of 2006. In addition to our own activities, we are collaborating with academic and strategic partners to co-develop tests.
      The following table provides additional detail about the amplification and detection products we offer:

Products	Description

System Platforms

SmartCycler System	Laboratory-based DNA analysis instrument containing 16 I-CORE modules.

GeneXpert System	Self contained set of GeneXpert modules (from one to four modules) for biothreat and clinical molecular diagnostics markets.

Clinical molecular diagnostics

IDI Group B Streptococcus	Test that runs on SmartCycler; used to detect presence of Group B Streptococcus developed in collaboration with Infectio Diagnostics, Inc. (merged with GeneOhm Sciences, Inc., which was acquired by Becton, Dickson and Company in February 2006).

IDI Methicillin Resistant Staphylococus Aureus	Test that runs on SmartCycler used to detect presence of Methicillin Resistant Staphylococus Aureus; developed in collaboration with Infectio Diagnostics, Inc.

GeneXpert BCR/ABL (RUO)	Disposable cartridge that contains probes and primers for the detection of BCR/ABL p210 (b2a2 and b3a2) major breakpoint translocation and the ABL probes and primers for the detection of the ABL sequence.

SmartMix	General use PCR enzyme reagent master mix for use on the SmartCycler product, licensed from Eppendorf AG.

Analyte Specific Reagents (ASRs)	Probes and primers designed to detect various targeted gene sequences. We currently have 14 ASR’s on the market.

Industrial

OmniMix	General use PCR enzyme reagent for use on the SmartCycler product, produced in collaboration with Takara Bio, Inc.

Disposable SmartCycler Reaction Tubes	25 and 100 microliter disposable reaction tubes optimized for research and diagnostic applications.

Biothreat

GeneXpert Module	Automated system for sample preparation, amplification and detection from raw biological samples designed for integration into larger biodetection systems.

GeneXpert Anthrax Cartridge	Disposable cartridge for the detection of anthrax on our GeneXpert platform.

System Platforms

SmartCycler
      The SmartCycler product platform contains 16 I-CORE modules arranged into a rapid, flexible, multi-purpose instrument capable of performing DNA amplification by means of PCR or other amplification methods and detection by means of a number of available fluorescent chemical techniques. The SmartCycler II is the second generation of the SmartCycler product. It was released in November 2002 and incorporates enhanced optical and software features. Approximately 2,500 SmartCyclers have been sold since the introduction of the product.

GeneXpert
      Our GeneXpert product platform combines sample preparation with the amplification and detection functions performed by our I-CORE module into an integrated, automated genetic analysis instrument. These products are designed to purify, concentrate, detect and identify targeted DNA sequences, from sample to result, in as little as 30 minutes, and the system is designed to allow non-technical personnel to conduct sophisticated genetic analysis. Current techniques for accomplishing this same complex series of procedures require extensive manual labor by skilled technicians or expensive automated equipment. Our first product on the market in this platform is the GeneXpert module, which has been incorporated in the USPS BDS and is currently being sold for integration by partner companies into their systems. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and we launched it in the clinical research genetic assessment area with a Research Use Only (RUO) hematological oncology test, BCR/ABL, late in 2005. We anticipate its full commercial launch in the clinical molecular diagnostics market in the first half of 2006.
      The GeneXpert system is designed to accept cartridges with several different internal configurations, each designed to perform a different class of test or protocol. Each cartridge is labeled with test-specific bar codes that, through software loaded on an integrated computer, link to specific information on to how to direct the fluids through the cartridge and activate the various mixing, lysing, amplification, detection and other functions as required. The GeneXpert system is compact, uses low power and is suitable for applications requiring portability.

Industrial

OmniMix
      Our OmniMix product is produced under a collaborative agreement with Takara Bio, Ltd. (Takara) under which we package and distribute a dry-formulated version of Takara’s Taq HS polymerase product that has been optimized for use on the SmartCycler. The OmniMix product provides researchers with a general-use PCR enzyme reagent optimized for our products.

     Disposable SmartCycler Reaction Tubes
      One of our patented disposable reaction tubes is required for each test run using our SmartCycler product platform. Tubes are designed to be disposed of after a single use and represent opportunities for recurring revenue from an installed base of systems. We manufacture and sell a 25 and 100 microliter tube.

Clinical molecular diagnostics

Analyte Specific Reagents (ASRs)
      We released four ASRs for Bordella Pertussis, Enterovirus and HSV-Typing and Non-Typing tests for the SmartCycler in 2004, and ten ASR’s for GUS, TACSTD 1, Parvovirus B19, Staphylococcus aureus protein A, mecA, Mycoplasma pneumoniae, Respiratory Syncytial Virus, Influenza Virus A/ B, Bordetella pertussis/Bordetella parapertussis (Bp/ Bpp), and Norovirus in 2005.

SmartMix
      Our SmartMix product is produced with components produced and under a licensing agreement with Eppendorf AG under which we package and distribute a dry-formulated version of a polymerase product that has been optimized for use on the SmartCycler. The SmartMix product provides clinical laboratories with a general-use PCR enzyme reagent optimized for our products.

Biothreat

GeneXpert Module
      Our first product on the market for the GeneXpert platform was the GeneXpert module, which has been incorporated in the USPS BDS and is currently being sold for integration by partner companies into their systems.

GeneXpert Anthrax Cartridge
      We currently offer one GeneXpert-test cartridge for the detection of anthrax. This cartridge is primarily being used for the detection of anthrax in the USPS BDS program, as well as being available for the general biothreat market.
RESEARCH AND DEVELOPMENT
      Our research and development efforts are focused on the development of key applications of the Genexpert and/or Smart Cycler platforms for the clinical molecular diagnostics market. Development of applications including Group B Streptococcus detection in vaginal and rectal specimens, Enterovirus detection in cerebrospinal fluid, and BCR/ABL transcript quantification in whole blood have been completed or are near completion. The development of a GeneXpert product for the detection of MRSA in nasal and wound swabs is underway. We have created a new R&D team in organic and nucleotide chemistry to develop and produce proprietary fluorescent dyes, quenchers, and modified bases, in order to shorten our development time and to enhance our ability to create products with fast time to results and optimal sensitivity. We also have programs to enhance the capabilities or our platforms in the areas of enhanced multiplexing (more answers per test) and user convenience.
      Our cartridge design supports our strategy of continually introducing new test cartridges over a period of time, expanding the panel of tests that can be implemented on an installed base of GeneXpert instruments. In addition to our own development efforts, we are working with collaborators to co-develop the methodologies and chemistries to be used in specific tests incorporated in these cartridges.
      We have devoted substantial financial and business resources to research and development efforts in the commercialization of the SmartCycler and GeneXpert platforms. Our research and development expenses for 2005, 2004 and 2003 were $19.0 million, $15.9 million, and $15.3 million, respectively.

SALES
      We sell our products into the clinical molecular diagnostics, industrials and biothreat markets through both direct sales and through various other distribution channels. In the United States, we sell in the industrials market through our direct sales force, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher). We sell in the clinical molecular diagnostics market exclusively through our clinical sales force. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand sales into other territories throughout the world by adding new distributors. By the end of 2005, we had 44 distributors representing Cepheid in 68 countries worldwide.

Distribution and collaboration arrangements
      We are collaborating with strategic partners to distribute both the SmartCycler and GeneXpert products in selected markets. For the year ended December 31, 2005, product sales through distributors represented 14% of our total product sales (including instruments, reagents and disposables) as compared to 20% in 2004. We have entered into the following significant commercial collaborations and distribution arrangements:
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
      Infectio Diagnostic, Inc. In November 2003, we entered into a series of agreements with Infectio Diagnostics, Inc. (IDI). IDI merged with GeneOhm Sciences, Inc. in 2004. GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company in February 2006. Under the agreements, we received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS and MRSA that have been configured for use with the SmartCycler system. We also received a non-exclusive, royalty-bearing license to apply IDI proprietary genetic sequences for GBS and MRSA, in the development and commercialization of Cepheid tests to be used in the GeneXpert system. IDI received non-exclusive worldwide rights to distribute our SmartCycler system for use with IDI tests.
      Applied Biosystems Group. In October 2002, we entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the USPS BDS, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents are manufactured by Applied Biosystems for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.
      Fisher Scientific Company L.L.C. Fisher has non exclusive rights to sell the SmartCycler under the Cepheid label and trade dress in the following markets in the United States: industrial research, environmental (excluding bio-threat), pharmaceutical quality control, in vitro fertilization, quality control and cosmetics quality control, and Fisher also has non-exclusive rights to sell the SmartCycler in Canada. This arrangement expires on May 31, 2006.
      U.S. government programs. In 2003, a Northrop Grumman-led consortium that includes Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract wherein installations were completed at the end of 2005. In August 2005, we received a purchase order for an additional 2.3 million anthrax test cartridges, which we expect to complete shipments by the end of the fourth quarter of 2006.
MANUFACTURING
      Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and the FDA’s Quality System Regulations enabling us to market our systems in the clinical molecular diagnostics, industrial and biothreat testing markets worldwide.

In our manufacturing facilities, we assemble, calibrate and test our instruments and we produce reagents for use on our SmartCycler and GeneXpert systems. We assemble our patented disposable reaction tubes on a custom, automated assembly line that is designed with an expandable capacity. We depend on suppliers for various components used in the manufacture of the SmartCycler system, the GeneXpert modules and system, disposable reaction tubes, and cartridges, some of which are our sole source for such components.
      We received ISO 9001 certification through Underwriters Laboratories Inc. in 2002. The ISO 9001 certification’s scope includes the design, manufacture and service of our DNA detection systems and tests. In addition, we received ISO 13485 certification in February 2003. The ISO 13485 certification is the Canadian certification required for product distribution. However, our facility has not yet been inspected by the FDA for compliance with the Quality System Regulations.
COMPETITION
      We face intense competition from a number of companies that offer products in our targeted application areas. These competitors include:

•	companies developing and marketing sequence detection systems for industrials research products;

•	healthcare companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies;

•	companies developing drug discovery technologies; and

•	companies developing biothreat technologies.
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
      We believe that the principal competitive factors affecting sales of genetic and DNA analysis systems include the speed, integrated functionality and portability of the equipment, ease of use, the quality of the test results, price, market acceptance of the technology, regulatory approvals, particularly in the clinical molecular diagnostics market, and possession of the necessary intellectual property licenses for specific markets, collaborations and distributor relationships for specific markets and tests, and the selection of tests available for the system. We believe our products better integrate the various processes associated with DNA and RNA analysis than other currently available equipment, and that the speed, portability, flexibility, reliability and ease of use of our products is competitive. Our sales are relatively small compared to those of many of our competitors, but we believe that the introduction of GeneXpert, our distributor and collaborative partner base, and securing high-profile contracts can help build our market acceptance.
GOVERNMENT REGULATION
      In the clinical molecular diagnostics market, the FDA and competent authorities of other countries will generally regulate our products as medical devices. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to six months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from six months to two years or longer from submission. Products, such as the SmartCycler and the GeneXpert system, when used for clinical diagnostic purposes may require this approval. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only the Strep B and MRSA tests developed by IDI for use on the SmartCycler have received FDA clearance. We and our collaborative partners have not sought approval or clearance from the FDA or any other governmental body for other tests for the SmartCycler or GeneXpert. However, we have completed clinical trials for our GeneXpert GBS test under an FDA approved investigational device exemption (IDE) protocol. Similarly, clinical trials for our GeneXpert Enterovirus test are nearing completion.
      In addition, our manufacturing facilities, where we assemble and produce the SmartCycler system and the GeneXpert system, cartridges and reagents (including class I ASRs) must meet the FDA’s Quality System Regulations. They are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. Our facilities are certified to ISO 13485:1996 (and we have been recommended for certification to ISO 13485:2003, which is now pending in Q1 2006) and CMDCAS to meet EU and Canadian requirements for IVD devices, respectively. We have CE marked the SmartCycler for IVD use in EU countries.
      For the industrials and biothreat markets, some of our products may not need FDA or other regulatory approval; however, all of our products will be produced under ISO 13485 and Quality System Regulations. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products under development or diagnostic products we may develop
INTELLECTUAL PROPERTY
      We rely upon a combination of patent, trade secret, trademark and copyright laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.
      We hold an exclusive license to key technologies from LLNL limited to the fields of nucleic acid analysis and ligand binding tests and subject to diligence and U.S. preference provisions with integrated optical detection. These technologies have resulted in three issued U.S. patents and two pending international counterpart patent applications. The LLNL technologies are the basis of our I-CORE module and encompass the key I-CORE features.
      As of December 31, 2005, we have an additional 28 issued or allowed U.S. patents on our disposable reaction tube, thermo cycling with optics, and disposable sample preparation cartridges. We have an additional 36 pending U.S. patent applications and corresponding international counterpart applications relating to our technologies. Our pending patent applications relate to our developing reagent capability as well as our I-CORE module, reaction tubes, lysing technology, nucleic acid concentration chip and microfluidic devices, and methods and systems as applied to sample processing and automated DNA analysis.

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
      In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business. We could also be subject to third-party claims that we require additional licenses for our products, and such claims could interfere with our business. From time to time, third parties have contacted us regarding their intellectual property, whether to license intellectual property, or in some instances, alleging potential infringement. For example, Idaho Technology, Inc. and the University of Utah Research Foundation filed a complaint against us in the United States District Court for the District of Utah claiming that we infringe certain patents; however, this complaint has not yet been served on us. If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products. Even if our products were determined not to infringe on the intellectual property rights of others, we could incur substantial costs in defending any such claims.
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
      In September 2005, we entered into a license agreement with Abaxis, Inc., pursuant to which Abaxis granted us a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology in accordance with the provisions specified in the agreement. In exchange for the license rights, we agreed to (i) make an upfront license payment, (ii) pay royalties during the term of the agreement and (iii) pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year.
      In November 2005, Cepheid entered into a license agreement with DxS Limited (DxS), a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS Scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification. This amends a December 2004 agreement, which provided for license rights to develop and commercialize license technology in the environmental, veterinarian, forensics identity relationship testing, and agricultural fields. Under the Agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell test products incorporating the licensed technology in the human in vitro diagnostics field.
      We may require additional licenses for new products or product features. Such licenses could include additional substantial up-front payments, as well as ongoing royalties on product sales.

EMPLOYEES
      As of December 31, 2005, we had 265 full-time and contract employees worldwide. Approximately 78 employees were engaged in research and product development, of which 43 were in engineering and 35 in biotechnology. None of our employees are represented by a labor union. We consider our employee relations to be good.
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

ITEM 1A.  RISK FACTORS
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
     We may not achieve profitability.
      We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2006. We experienced net losses of approximately, $17.5 million in 2003, $13.8 million in 2004 and $13.6 million in 2005. As of December 31, 2005, we had an accumulated deficit of approximately $107.5 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of the new accounting for share-based payments such as stock options. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our participation in the USPS Biohazard Detection System program and other similar programs may not result in predictable contracts or revenues.
      Our participation in the USPS BDS program or any similar government programs involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS. However, budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. In this and any similar future programs, there may be no obligation on the part of the eventual customer to buy a minimum number of units or tests, so, even though we have been awarded a production contract, we may be subject to future spending patterns and budgetary cycles. Furthermore, if we participate in any other collaborations bidding for government contracts, the bidding and evaluation process could be lengthy and involve significant expense, and may not result in a contract or a contract with acceptable terms. Accordingly, our participation in the USPS BDS program and other similar programs is subject to a number of risks and uncertainties and may not yield the expected revenues.

If we cannot successfully commercialize our products, our business could be harmed.
      If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We are in the process of researching and developing several tests, including MRSA. Many factors may affect the market acceptance and commercial success of our products, including:

•	timely development of a menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	demand for the tests and reagents we are able to introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	the extent and success of our marketing and sales efforts; and

•	publicity concerning our systems and tests.
      In particular, we believe that the success of our business will depend in large part on our ability to commercialize our products for the clinical diagnostic market. Our current reliance on revenues from the USPS BDS program has resulted in substantial revenue concentrations in recent periods. We believe that successfully building our business in the clinical market is critical to our long-term goals and success. We have limited experience operating in the clinical market and, as a result, we have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the clinical market. If we cannot successfully penetrate the clinical market to exploit these licenses, ongoing payments that we have agreed to make under them could significantly harm our business and operating results in future periods.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.
      In the clinical market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA), or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take longer. The premarket approval process is much more costly, lengthy, and uncertain and generally takes from one to two years or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our SmartCycler and GeneXpert systems, when used for clinical purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. We are in the process of conducting clinical trials for several of our proposed test products and are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.
      Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only the GBS and MRSA tests developed by Infectio Diagnostics, Inc. (IDI) for use on the SmartCycler have received FDA clearance. Approval or clearance from the FDA or any other governmental body has not been sought for other products for the SmartCycler or GeneXpert. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. With regard to those future products for which we will seek 510(k) clearance or premarket approval from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.
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

We rely on licenses of key technology from third parties and will require additional licenses for many of our new product candidates.
      We rely on third-party licenses to be able to sell many of our products, and we could lose any of our third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our instruments. We believe that manufacturing reagents and developing tests for our instruments is important to our business and growth prospects, but will require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.
      If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of these operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.

Concerns about other national and international crises may increase public interest in products such as ours.
      Concerns about recent perceived international crises, such as the spread of severe acute respiratory syndrome (SARS), avian influenza, or bird flu, or West Nile viruses may increase public interest in products or technologies such as ours, even if there are no commercially available products for such applications. This increased interest could affect the market price of our common stock, despite the fact that we have not achieved any material revenues from these applications. In addition, public concern over these issues could wane over time, which could result in a decline in the market price of our common stock. We cannot assure you that any products that we may develop to address any such concerns will result in any material revenues to us.

We expect that our operating results will fluctuate significantly, and any failure to meet financial expectations may result in a decline in our stock price.
      We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development and selling, general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed and our ability to generate revenue could be diminished.
      Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. We have limited experience in manufacturing large volumes of products and manufacturing problems can and do arise or we may be unable to adequately scale-up manufacturing in a timely manner or on a commercially reasonable basis if we experience increased demand. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

If certain single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.
      We depend on certain single source suppliers that supply components used in the manufacture of the SmartCycler system, the GeneXpert modules and system, and our disposable reaction tubes and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the clinical market would be harmed.
      Our ability to sell our products in the clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from:

•	government health care programs and health administration authorities;

•	private health coverage insurers;

•	managed care organizations; and

•	other organizations.
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
      Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, Roche, Bio-Rad Laboratories and Stratagene sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. Roche, Abbott Laboratories and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical market. Other companies, including Becton, Dickson and Company, Bayer and bioMerieux, offer molecular tests.

If our products do not perform as expected, or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.
      Our success depends on the market’s confidence that we can provide reliable, high-quality molecular test systems. We believe that customers in the industrial, biothreat and clinical markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected; or our products are perceived as difficult to use.
      Despite testing, defects or errors could occur in our products or technologies. For example, in July 2005, we notified customers of a software bug in connection with the diagnostic software used in conjunction with our SmartCycler system and provided replacement software to eliminate this bug. Furthermore, with respect to the BDS program, our products are incorporated into larger systems that are built and delivered by others; we cannot control many aspects of the final product.

      In the future, if we experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Any failure in the overall BDS, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.

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
      We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaboration;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by another company and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources;

•	our existing collaborations may preclude us from entering into additional future arrangements; or

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.

      Because these and other factors may be beyond our control, the development or commercialization of our products may delayed or otherwise adversely affected.
      If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs, which could adversely affect our product pipeline and business.

If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate revenue will be diminished.
      We have a relatively small sales force compared to our competitors. We intend to expand our direct sales force in the future. Even if we are successful in increasing the size of our sales force, it may take some period of time before any new sales personnel become effective. If our direct sales force is not successful, we may not be able to increase market awareness and sales of our products.

If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.
      We depend on relationships with distributors for the marketing and sales of our products in the industrial and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 14% and 20% of total product sales for 2005 and 2004, respectively. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

•	we may not be able to renew existing distributor agreements on acceptable terms; and

•	our distributors may not devote sufficient resources to the sale of products;

•	our distributors may be unsuccessful in marketing our products;

•	our existing relationships with distributors may preclude us from entering into additional future arrangements; and

•	we may not be able to negotiate future distributor agreements on acceptable terms.

We may be subject to third-party claims that we require additional licenses for our products and we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.
      Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. In addition, Idaho Technology, Inc. and University of Utah Research Foundation filed a complaint against us in the United States District Court for the District of Utah claiming that we infringe certain patents; however, this complaint has not yet been served on us. If the plaintiffs determine to pursue this action, we intend to vigorously defend ourselves. Any litigation related to claims of patent infringement could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

Our international operations subject us to additional risks and costs.
      Our international operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	potential for exchange and currency risks;

•	potential difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•	business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution, and global economic conditions;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.
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
      The nature of some of our products may also subject us to export control regulation by the US Department of State and the Department of Commerce. Violations of these regulations can result in monetary penalties and denial of export privileges.
      Our SmartCycler and GeneXpert products will be distributed in throughout Europe under the CE IVD mark, and we intend to introduce additional products under the CE IVD mark as we pursue our expansion plans. Our use of the CE IVD mark is based on self declarations of conformity with stated directives and standards of the European Parliament and Council and is subject to review by competent authorities in Europe. To date, our products and use of self-declarations have not been reviewed by any competent authority. If our products are reviewed, a competent authority may find that our products do not comply with stated directives and standards. Any finding of non-conformity could prevent or otherwise adversely affect our ability to distribute products in Europe and result in other consequences, including both criminal sanctions, such as the imposition of fines or penalties, and civil claims for damages from persons suffering damage as a result of the non-conformity.

If we fail to retain key members of our staff our ability to conduct and expand our business would be impaired.
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
      In December 2004, the Financial Accounting Standard Board issued a new statement, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. The new rules will be effective for us January 1, 2006. This change will materially and adversely affect our reported results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      We currently lease approximately 76,000 square feet of office and laboratory space in Sunnyvale, California, which serves as the base for our manufacturing, product support and research and development efforts pursuant to a lease that expires in March 2012. We have subleased 21,750 square feet in Sunnyvale to support warehousing and distribution efforts with the lease expiring September 2010. We also sublease approximately 16,000 square feet of laboratory space in Bothell, Washington for advanced chemistry research and development pursuant to a lease which expires August 2011. We also own a 9,500 square-foot building outside of Toulouse, France. We believe we will be able to obtain additional facilities space on commercially- reasonable terms, as required.

ITEM 3.	LEGAL PROCEEDINGS
      Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders in the last quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
      Our common stock has been traded on the NASDAQ National Market since our initial public offering on June 21, 2000 under the symbol CPHD. Prior to such time, there was no public market for our common stock. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ National Market, were as follows:

	High	Low

Fiscal year ended December 31, 2004
First Quarter	$13.56	$8.45
Second Quarter	11.54	6.16
Third Quarter	11.48	6.71
Fourth Quarter	10.74	7.72
Fiscal year ended December 31, 2005
First Quarter	$11.45	$8.57
Second Quarter	10.20	7.28
Third Quarter	8.96	6.93
Fourth Quarter	11.21	5.83
      On February 1, 2006 the last reported sale price of our common stock on the NASDAQ National Market was $10.40 per share. On February 1, 2006, there were approximately 209 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
      We have never declared or paid any cash dividends on our capital stock. We are not restricted from paying dividends. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data have been derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$80,440	$49,967	$15,817	$12,413	$8,669
Contract revenues	3,062	2,967	638	403	131
Grant and government sponsored research revenue	1,508	34	2,079	1,838	2,554

Total revenues	85,010	52,968	18,534	14,654	11,354

Costs and operating expenses:
Cost of product sales	46,232	27,541	8,628	8,766	6,330
Collaboration profit sharing	14,483	6,096	262	—	—
Research and development(1)	18,961	15,903	15,330	16,356	14,620
Selling, general and administrative(2)	18,901	16,134	11,872	9,105	7,110
Expense for patent related matter		1,264	—	—	—
Restructuring expenses	—	—	—	245	—

Total costs and operating expenses	98,577	66,938	36,092	34,472	28,060

Loss from operations	(13,567)	(13,970)	(17,558)	(19,818)	(16,706)
Other income (expenses), net	(27)	170	27	77	1,195

Net loss	(13,594)	(13,800)	(17,531)	(19,741)	(15,511)

Basic and diluted net loss per common share	$(0.32)	$(0.34)	$(0.53)	$(0.70)	$(0.60)

Shares used in computing basic and diluted net loss per common share	42,494	41,083	33,367	28,203	25,939

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$37,222	$57,439	$18,510	$14,505	$24,680
Restricted cash	661	688	688	2,296	661
Working capital	19,561	45,217	21,839	16,274	26,781
Total assets	103,188	120,315	41,558	30,191	34,492
Long-term obligations	2,439	14,165	1,978	1,993	1,167
Accumulated deficit	(107,501)	(93,907)	(80,107)	(62,576)	(42,835)
Total shareholders’ equity	55,403	65,609	20,075	20,758	29,478

(1)	Research and development included charges for stock-based compensation of $0, $16, $68, $351, and $1,246 in 2005, 2004, 2003, 2002, and 2001 respectively.

(2)	Selling, general and administrative included charges for stock-based compensation of $0, $0, $31, $189 and $543 in 2005, 2004, 2003, 2002, and 2001 respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual United States Postal Service (USPS) funding of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
OVERVIEW
      We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the clinical, industrial and biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid molecular testing is particularly important, such as identifying infectious disease and cancer in the clinical market; food, agricultural and environmental testing in the industrial market; and identifying bio-terrorism agents in the biothreat market.
      Our two principal instrument platforms are our SmartCycler and GeneXpert systems. Our initial product platform, the SmartCycler, integrates DNA amplification and detection to allow rapid genetic analysis of a sample. We commenced sales of the SmartCycler in May 2000 and we have sold approximately 2,500 units to date to a wide range of customers. Our second product platform, the GeneXpert, integrates automated sample preparation with our SmartCycler amplification and detection technology. We launched the GeneXpert system in the biothreat market in the third quarter of 2004 and we launched it in the clinical market with a Research Use Only (RUO) hematological oncology test, BCR/ ABL, late in 2005. Development of our initial FDA product for detection of methicillin resistant Staphylococus Aureus (MRSA) continues and our products for detection of group B streptococcus (GBS) and Enterovirus are currently in clinical trials. We sell our products through both direct sales and various distribution channels worldwide. In addition to our own activities, we are collaborating with strategic partners to co-develop tests for use on our instruments. A Northrop Grumman-led consortium that includes Cepheid and other subcontractors has developed the BDS for the United States Postal Service (USPS). This consortium was awarded a production contract with the USPS which had two phases both of which have been exercised. We completed shipping GeneXpert modules for both phases in 2005. In addition, we are currently delivering on a purchase order for 2.3 million anthrax test cartridges for use with the BDS, which we expect to fulfill by the fourth quarter of 2006.

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
      During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its Applied Biosystems business group (ABI) and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $23.5 million had been paid as of December 31, 2005, and $8.7 million will be paid in 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.
      On September 28, 2005, Cepheid entered into a license agreement with Abaxis, Inc., effective as of September 30, 2005, pursuant to which Abaxis granted Cepheid a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology. Under the agreement and the licensed patents, Cepheid will be able to make, distribute and sell products for nucleic acid based amplification tests. In exchange for the license rights, Cepheid agreed to (i) make an upfront license payment, (ii) pay royalties during the term of the agreement and (iii) pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year. Cepheid may terminate the agreement for any reason upon 30 days written notice to Abaxis.
      In November 2005, Cepheid entered into a license agreement with DxS Limited (DxS), a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification. This amends a December 2004 agreement, which provided for license rights to develop and commercialize license technology in the environmental, veterinarian, forensics identity relationship testing, and agricultural fields. Under the Agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell test products incorporating the licensed technology in the human in vitro diagnostics field.
Sales Channels
      We sell our products through both direct and other distribution channels. In the United States, we sell through our direct sales force in the industrial and clinical molecular diagnostics markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C. (Fisher), in the industrial market. Additional sales occur through our collaborations including GeneOhm Sciences, Inc. and Veridex. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand our sales efforts into other territories throughout the world by adding distributors.

Research and Development
      Since our inception, we have devoted significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert platforms and, more recently, developing tests and ASRs for use on those platforms. Research and development expenses were approximately $15.3 million in 2003, $15.9 million in 2004, and $19.0 million in 2005. We expect that our research and development expenses will increase marginally in 2006 as we expect to complete the development and clinical trials for our MRSA test and begin research on other tests.
Revenues
      During 2005, we derived the majority of our revenues from sales of GeneXpert anthrax cartridges and modules to Northrop Grumman and Smiths Detection for use in the USPS program, from sales of SmartCyclers and associated disposables and reagents and, to a lesser extent, from contract revenue primarily derived from the amortization of the up-front license payments in connection with our collaboration with bioMerieux. During the third quarter of 2005, we received a purchase order from Northrop Grumman for approximately 2.3 million anthrax test cartridges over 14 months commencing in August 2005.
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
      Determining whether the criteria for recognizing revenue (including, for example, determining whether there is sufficient evidence that an arrangement exists, the collectibility of billings are probable and whether contractual performance obligations and milestones have been satisfied) have been met requires us to make estimates, assumptions and judgments that affect our operating results. For example, our determination of the probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.
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
      Royalties are based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured, and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.
Impairment of Intangible Assets
      Our intangible assets consist primarily of rights to certain patented technologies that we purchased in 2004 and 2005. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations.
      We review our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct the impairment review at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. There were no impairment charges recorded in 2005.
Inventory and Warranty Provisions
      We maintain provisions for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance. The inventory provision is established using management’s estimate of the potential future obsolescence or excess of inventory. As of December 31, 2005, the provision for inventory obsolescence was approximately $0.1 million. A substantial decrease in demand for our products or the introduction of new products could lead to excess inventories and could require us to increase our provision for inventory obsolescence. Our current estimates and assumptions are consistent with prior periods and, in the past, there have not been significant adjustments of the actual results to our estimates.
      Cepheid warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. Significant changes in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2005 and December 31, 2004, the accrued warranty liability was $0.5 million and $0.4 million, respectively.
Stock Based Compensation
      The preparation of the consolidated financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not provide a reliable single measure of the fair value of our employee stock options. We have chosen the Black-Scholes model for implementation of SFAS 123(R) in the first quarter of fiscal 2006.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment to ARB No. 43, Chapter 4, “Inventory Pricing.” SFAS No 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production. Companies must apply the standard prospectively. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 151. We do not expect the adoption of SFAS 151 will have a material impact on our results of operations or financial position.
      In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in FASB Statement 123, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 123(R) and will recognized share-based compensation cost in our results of operations. We expect that the adoption of SFAS 123(R) will have a material impact on our results of operations.
      SFAS 123(R) permits public companies to adopt its requirement using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Cepheid plans to adopt SFAS 123(R ) using the modified prospective method.
      As permitted by SFAS 123, in 2005 we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations. The amounts related to the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123(R) as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with Cepheid’s first quarter of fiscal year 2006. Cepheid does not expect that the adoption of SFAS 154 will have a material impact on its results of operations or financial position.
Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Revenues

	Years Ended December 31,

	2005	2004	% Change

	(Amounts in thousands)
Revenues:
Instrument sales	$28,263	$27,922	1%
Reagent and disposable sales	52,177	22,045	137%

Total product sales	80,440	49,967	61%
Contract revenues	3,062	2,967	3%
Grant and government sponsored research revenue	1,508	34	4,335%

Total revenues	$85,010	$52,968	60%

      Total revenues increased 60% to $85.0 million in 2005 from $53.0 million in 2004. The increase in total revenues in 2005 as compared to 2004 was primarily due to an overall increase in product sales which was driven primarily by sales related to the USPS BDS, and, to a lesser extent, by sales of our products in the industrial and clinical molecular diagnostics markets.

     Product Sales
      Total product sales increased 61% to $80.4 million in 2005 from $50.0 million in 2004. The increase was primarily due to increased sales volume of GeneXpert modules and cartridges to Northrop Grumman and Smiths Detection for deployment of BDS units in major USPS mail processing centers throughout the United States and to a lesser extent, the sales of GeneXpert, SmartCyclers and associated disposables and reagents in the industrial, clinical molecular diagnostics and biothreat markets. In 2005, product sales to Northrop Grumman and Smiths Detection represented 61% and 12% of our total product sales respectively. In 2004, product sales to Northrop Grumman and Smiths Detection represented 45% and 23%, respectively, of total product sales. In 2005 and 2004, product sales through distributors represented 14% and 20%, respectively, of our total product sales (including instruments, reagents and disposables). The decrease as a percentage was due in large part to increased sales related to the BDS. The following table provides a breakdown of our product sales by geographic regions:

	Years Ended
	December 31,

	2005	2004

	(As % of total
	product sales)
Product Sales:
North America	92%	91%
Europe	5%	5%
Japan and other	3%	4%

Total Product Sales	100%	100%

Product Sales through Distributors in:
North America	6%	11%
Europe	5%	5%
Japan and other	3%	4%

Total Product Sales through Distributors	14%	20%

      No single country outside of the United States represented more than 10% of our total revenues in any period presented.
     Contract Revenues
      Contract revenues were $3.1 million in 2005 and $3.0 million in 2004. Contract revenues are derived primarily from the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc., which are being recognized ratably over the term of the agreement. We do not expect contract revenue to be a significant component of 2006 revenue.
     Grant and Government Sponsored Research Revenue
      Grant and government sponsored research revenue increased to $1.5 million in 2005 from $34,000 in 2004. The 2005 revenue was derived principally from a program with Northrop Grumman who has a contract with the Homeland Security Advanced Research Project Agency as well as our revenues from our grant from the National Cancer Institute.

	Years Ended December 31,

	2005	2004	% Change

	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$46,232	$27,541	68%
Collaboration profit sharing	14,483	6,096	138%
Research and development	18,961	15,903	19%
Selling, general and administrative	18,901	16,134	17%
Expense for patent related matter	—	1,264	(100)%

Total costs and operating expenses	$98,577	$66,938	47%

     Cost of Product Sales
      Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 68% to $46.2 million in 2005 compared to $27.5 million in 2004. Our product gross margin percentage declined to 43% in 2005 from 45% in 2004. The decrease in our product gross margin resulted primarily from costs associated with manufacturing inefficiencies in our anthrax cartridge production in the second and third quarter of 2005 as well as increased royalty expense associated with our license agreements with Roche and ABI entered into during 2004.
     Collaboration Profit Sharing
      Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $14.5 million and $6.1 million in 2005 and 2004, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
     Research and Development Expenses
      Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 19% to $19.0 million in 2005 from $15.9 in 2004. This increase resulted primarily from a $1.6 million increase in salaries and personnel-related expenses, a $0.5 million increase in process consulting, a $0.6 million increase in clinical trial costs, and a $0.4 million increase in occupancy costs related to our facility in Bothell, WA. These increases were due to development and clinical trials costs associated with our GBS, Enterovirus, MRSA and BCR/ ABL products. We expect that our research and development expenses will increase marginally in 2006 as we expect to complete the development and clinical trials for our MRSA test and begin research on other tests.
     Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 17% to 18.9 million in 2005 from $16.1 million in 2004. The increase included a $1.6 million increase in salaries and personnel-related expenses, a $0.7 million increase in the portion of Sunnyvale facility costs charged to these functions, a $0.4 million increase in travel expenses, a $0.3 million increase in sales commissions and an offset by miscellaneous decreases of $0.2 million. These increases were due primarily to an expansion of our direct sales force, increased marketing and product support personnel, and promotional costs to support the clinical molecular diagnostics market. We expect that our selling, general and administrative expenses will increase in 2006 as we incur promotional and advertising expenses with the market introduction of our GBS, Enterovirus, MRSA, and BCR/ ABL tests.
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
     Other Income, Net

	Years Ended December 31,

	2005	2004	% Change

	(Amounts in thousands)
Other income (expenses), net:
Interest income	$1,413	$675	109%
Interest expense	(1,082)	(693)	56%
Foreign exchange gain (loss)	(358)	188	(290)%

Total other income (expenses), net	$(27)	$170	(116)%

      Other income, net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $1.4 million in 2005 from $0.7 million in 2004. The increase was primarily due to a higher rate of return on our investments associated with higher interest rates. Interest expense increased to $1.1 million in 2005 from $0.7 million in 2004. The increase was due to amortization of imputed interest related to the license fee payments in 2005 as well as increased interest expense associated with our borrowing with Comerica. Foreign exchange loss increased as the U.S. dollar has strengthened against the Euro in 2005.
     Income Taxes
      As of December 31, 2005 and 2004, we had deferred tax assets of approximately $42.4 million and $36.9 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance, as the future realization of the tax benefit is not currently likely. As of December 31, 2005, we had federal net operating loss carry forwards of approximately $96 million. We also had federal research and development tax credit carry forwards of approximately $2.0 million. Our federal net operating loss and credit carryforwards, if not offset against future taxable income, will expire from 2011 through 2025. Under the provisions of the Internal Revenue Code of 1986, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

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

      Total revenues increased 186% to $53.0 million in 2004 from $18.5 million in 2003. The increase in total revenues in 2004 as compared to 2003 was primarily due to an overall increase in product sales which was driven in large part by sales related to the USPS BDS, and, to a lesser extent, by sales of our products in the industrials and clinical molecular diagnostics markets.
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
     Collaboration Profit Sharing
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
     Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased 36% to $16.1 million in 2004 from $11.9 million in 2003. The increase included a $2.1 million increase in salaries and personnel-related expenses resulting from increases in sales and marketing and executive headcount, a $0.8 million increase in consulting, legal and accounting expenses related to compliance with requirements of the Sarbanes-Oxley Act of 2002, licensing and other strategic activities, a $0.4 million increase in advertising, a $0.3 million increase in travel expenses due to the increased sales activities and a $0.4 million increase in insurance expenses.
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

     Other Income, Net

	Years Ended December 31,

	2004	2003	% Change

	(Amounts in thousands)
Other income (expenses), net:
Interest income	$675	$60	1,025%
Interest expense	(693)	(179)	287%
Foreign exchange gain (loss)	188	146	29%

Total other income (expenses), net	$170	$27	529%

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
LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow
      As of December 31, 2005, we had $37.9 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash used for the year ended December 31, 2005 was $20.2 million which consisted of $5.7 million in operating activities, $6.7 million used for capital expenditures, $12.0 million for purchases of technology licenses offset by $4.1 million provided by financing activities and a $0.1 million effect of change of exchange rate. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.
      Net cash used in operating activities was $5.7 million, $6.1 million, and $10.8 million in 2005, 2004 and 2003, respectively. In 2005, net cash used in operating activities primarily consisted of $41.7 million in cost of sales, $18.2 million in research and development costs, $18.1 million in selling, general and administrative expenses $14.4 million in collaborative expenses, and a $1.4 million increase in inventory; largely offset by $83.0 million in cash received from customers, $4.8 million in accounts payable increases and $0.4 million in other miscellaneous changes. In 2004, net cash used in operating activities primarily consisted of $26.1 million in cost of sales, $15.0 million in research and development costs, $15.3 million in selling, general and administration expenses, $6.1 million in collaboration expenses and a $1.5 million increase in inventory, largely offset by $45.6 million in cash received from customers, $10.4 million in accounts payable increases and $1.9 million in other miscellaneous changes. In 2003, net cash used in operating activities primarily consisted of $8.2 million in cost of sales, $13.9 million in research and development costs, $11.6 million in selling, general and administration expenses and a $1.2 million increase in inventory, largely offset by $24.3 million in cash received from customers, which included $5.0 million in payments from bioMerieux. The above amounts for cost of sales, research and development costs and selling, general and administrative expenses are net of stock-based compensation expenses and depreciation and amortization on property and equipment.
      Net cash used in investing activities was $5.6 million, $52.3 million, and $2.3 million in 2005, 2004, and 2003, respectively. In 2005, net cash in investing activities consisted of $6.7 million in capital expenditures, $12.0 million for technology licenses offset by $13.1 million in net marketable securities activities. In 2004, net cash used in investing activities consisted of $4.3 million in capital expenditures, $34.3 million in purchases of marketable securities and $13.7 million for technology license payments. Net cash used in investing activities in 2003 consisted of $4.0 million in capital expenditures partially offset by a $1.6 million decrease in restricted cash due to the termination of two standby letters of credit resulting in the return of corresponding collateral.
      Net cash provided by financing activities was $4.1 million, $63.1 million, and $17.2 million in 2005, 2004, and 2003 respectively. In 2005, cash provided by financing activities was $3.2 million from sales of common stock, $3.0 million in borrowings under our equipment financing arrangements offset by payments of $2.1 million under our equipment financing arrangements. In 2004, the $63.1 million consisted of $59.4 million from sales of common stock, $4.0 million from our line of credit and $1.6 million in equipment financing, partially offset by payments of $2.0 million on our equipment loans. The $17.2 million in 2003 consisted of proceeds of $16.8 million from sales of common stock, including net proceeds of $15.9 million from our common stock offerings, and $2.4 million in proceeds from equipment loans, partially offset by repayments of $2.0 million on our equipment and mortgage loans.
Contractual Obligations
      As of December 31, 2005, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Equipment Loans — Principal	$4,349	$2,297	$2,052	$—	$—
Interest on Equipment loans(1)	338	229	109	—	—
Operating Leases	11,955	1,792	3,829	4,051	2,283
Purchase Obligations	5,230	5,230	—	—	—
Accounts Receivable Line of Credit	4,000	4,000	—	—	—
Interest on Accounts Receivable line of Credit(1)	275	275	—	—	—
License Fees	9,093	9,093	—	—	—
Minimum Royalties	11,451	747	1,710	1,821	7,173

Total	$46,691	$23,663	$7,700	$5,872	$9,456

(1)	These amounts are based on Cepheid’s current interest rate under these borrowing arrangements. Since these are variable rate arrangements, the amounts could increase or decrease as overall interest rates change.
      Through December 31, 2005, we had financed a total of approximately $12.4 million in equipment purchases under two sources of equipment financing agreement. Our total obligation under these agreements was approximately $4.3 million at December 31, 2005. The equipment loans are secured by the financed equipment, bear interest at a weighted-average interest rate of 7.69% and are due in monthly installments. As of December 31, 2005, there was no remaining credit available under these agreements.
      Purchase obligations include purchase orders or contracts for the purchase of raw materials and other goods and services. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for six months. Minimum royalty payments represent licensed royalties we are obligated to pay under our license agreements.
      In November 2004, Cepheid entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2005 and 2004, we had $4.0 million outstanding under this line. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add equipment financing line of $3.0 million. Cepheid borrowed the full amount of the equipment financing line payable over 36 equal monthly installments. At December 31, 2005, the outstanding balance under the equipment financing line is $2.7 million.
      The equipment line of credit and revolving line of credit are collateralized by the company’s accounts receivable, certain equipment, tenant improvements or other personal property of Cepheid financed pursuant to the agreement and bear an annual interest rate, at Cepheid’s option, equal to the lender’s prime rate or

LIBOR plus 2.5% per annum. The interest rate at December 31, 2005 for the equipment line of credit and revolving line of credit were 6.87% and 6.88% respectively. The agreement, as amended, contains a financial covenant that requires Cepheid to maintain at least 80% of the outstanding balance of all of our indebtedness, as such term is defined in the agreement, in cash or investments with the lender and a minimum of $25.0 million in unrestricted cash in total.
      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid could vary in some circumstances depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Off-Balance-Sheet Arrangements
      As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K (promulgated by the SEC) and in FR-67.
Financial Condition Outlook
      We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, and to support our working capital needs. In 2006, we expect to spend approximately $4.0 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2006. We used $24.5 million in cash (excluding net proceeds from marketable securities of $13.1 million) in our operations and investing activities during 2005. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next twelve months. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.
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
      We have operated primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities are transacted in U.S. Dollars for 2005. Accordingly, we do not have material exposure to foreign currency rate fluctuations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following consolidated financial statements and the related notes thereto, of Cepheid and the Reports of Independent Registered Public Accounting Firm, Ernst and Young LLP, are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cepheid
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cepheid maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cepheid’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Cepheid maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
February 20, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cepheid
      We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cepheid’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
February 20, 2006

CEPHEID
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,072	$23,189
Marketable securities	21,150	34,250
Accounts receivable	13,976	14,584
Inventory	7,989	6,544
Prepaid expenses and other current assets	583	402

Total current assets	59,770	78,969
Property and equipment, net	13,000	9,756
Restricted cash	661	688
Intangible assets, net	29,757	30,902

Total assets	$103,188	$120,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,293	$8,074
Accrued compensation	3,191	2,836
Accrued royalties	3,115	2,113
Accrued collaboration profit sharing	4,371	3,052
Accrued other liabilities	2,441	1,465
Current portion of deferred revenue	2,963	3,847
Current portion of license fees payable	8,538	10,476
Line of credit	4,000	—
Current portion of equipment financing	2,297	1,889

Total current liabilities	40,209	33,752
Long term portion of deferred revenue	4,402	6,190
Long term portion of license fees payable	387	8,561
Long term portion of equipment financing	2,052	1,604
Line of credit	—	4,000
Deferred rent	735	599
Commitments
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 42,755,336 and 42,047,799 shares issued and outstanding at December 31, 2005 and 2004, respectively	155,347	152,136
Additional paid-in capital	7,518	7,517
Accumulated other comprehensive income (loss)	39	(137)
Accumulated deficit	(107,501)	(93,907)

Total shareholders’ equity	55,403	65,609

Total liabilities and shareholders’ equity	$103,188	$120,315

See accompanying notes.

CEPHEID
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Instrument sales	$28,263	$27,922	$13,012
Reagent and disposable sales	52,177	22,045	2,805

Total product sales	80,440	49,967	15,817
Contract revenues	3,062	2,967	638
Grant and government sponsored research revenue	1,508	34	2,079

Total revenues	85,010	52,968	18,534

Costs and operating expenses:
Cost of product sales	46,232	27,541	8,628
Collaboration profit sharing	14,483	6,096	262
Research and development (including charges for stock-based compensation of $0, $16, and $68 in 2005, 2004 and 2003, respectively)	18,961	15,903	15,330
Selling, general and administrative (including charges for stock-based compensation of $0, $0, and $31 in 2005, 2004 and 2003, respectively)	18,901	16,134	11,872
Expense for patent related matter	—	1,264	—
Total costs and operating expenses	98,577	66,938	36,092

Loss from operations	(13,567)	(13,970)	(17,558)
Other income (expenses), net	(27)	170	27

Net loss	$(13,594)	$(13,800)	$(17,531)

Basic and diluted net loss per share	$(0.32)	$(0.34)	$(0.53)

Shares used in computing basic and diluted net loss per share	42,494	41,083	33,367

See accompanying notes.

CEPHEID
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional	Deferred	Comprehensive		Total
	Common Stock		Paid-In	Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2002	30,986	$75,928	$7,505	$(103)	$4	$(62,576)	$20,758
Issuance of common shares under a shelf registration statement (net of issuance costs of $1,250)	4,694	15,852	—	—	—	—	15,852
Adjustment to deferred stock based compensation for terminated employees	—	—	(18)	18	—	—	—
Issuance of shares of common stock under employee and director option plans	190	558	—	—	—	—	558
Issuance of common shares upon exercise of warrants	6	16	—	—	—	—	16
Amortization of deferred stock-based compensation	—	—	—	85	—	—	85
Stock based compensation related to stock options issued to consultants	—	—	14	—	—	—	14
Issuance of shares of common stock under employee stock purchase plan	124	340	—	—	—	—	340
Comprehensive loss:
Net loss	—	—	—	—	—	(17,531)	(17,531)
Foreign currency translation adjustment	—	—	—	—	(17)	—	(17)

Total comprehensive loss	—	—	—	—	—	—	(17,548)

Balance at December 31, 2003	36,000	$92,694	$7,501	—	$(13)	$(80,107)	$20,075

Issuance of common shares under a follow on offering (net of issuance costs of $4,217)	5,500	57,658	—	—	—	—	57,658
Issuance of shares of common stock under employee and director option plans	232	882	—	—	—	—	882
Stock based compensation related to stock options issued to consultants	—	—	16	—	—	—	16
Issuance of shares of common stock under employee stock purchase plan	316	902	—	—	—	—	902

					Accumulated
					Other
			Additional	Deferred	Comprehensive		Total
	Common Stock		Paid-In	Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity

	(In thousands)
Comprehensive loss:	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(13,800)	(13,800)
Foreign currency translation adjustment	—	—	—	—	(122)	—	(122)
Net unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)
Total comprehensive loss	—	—	—	—	—	—	(13,924)

Balance at December 31, 2004	42,048	$152,136	$7,517	—	$(137)	$(93,907)	$65,609

Issuance of shares of common stock under employee and director option plans	438	2,099	—	—	—	—	2,099
Stock based compensation related to stock options issued to consultants	—	—	1	—	—	—	1
Issuance of shares of common stock under employee stock purchase plan	269	1,112	—	—	—	—	1,112
Comprehensive loss:	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(13,594)	(13,594)
Foreign currency translation adjustment	—	—	—	—	179	—	179
Net unrealized loss on available-for-sale securities	—	—	—	—	(3)	—	(3)

Total comprehensive loss	—	—	—	—	—	—	(13,418)

Balance at December 31, 2005	42,755	$155,347	$7,518	—	$39	$(107,501)	$55,403

See accompanying notes.

CEPHEID
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(13,594)	$(13,800)	$(17,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,485	2,572	2,029
Amortization of intangible assets	2,544	1,476	—
Amortization of imputed interest	501	461	—
Amortization of deferred stock-based compensation	—	—	85
Stock-based compensation related to consulting services rendered	1	16	14
Deferred rent	136	102	142
Changes in operating assets and liabilities:
Accounts receivable	608	(11,080)	(460)
Collaboration receivable	—	5,000	(5,000)
Inventory	(1,445)	(1,456)	(1,238)
Prepaid expenses and other current assets	(181)	248	(345)
Accounts payable and other current liabilities	4,516	10,529	(157)
Accrued compensation	355	1,232	433
Deferred revenue	(2,672)	(1,297)	11,205

Net cash used in operating activities	(5,746)	(5,997)	(10,823)

INVESTING ACTIVITIES:
Capital expenditures	(6,729)	(4,257)	(3,956)
Payments for technology licenses	(12,013)	(13,755)	—
Proceeds from maturities of marketable securities	32,380	—	—
Purchase of marketable securities	(19,280)	(34,250)	—
Restricted cash	27	—	1,608

Net cash (used in) investing activities	(5,615)	(52,262)	(2,348)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	3,211	59,442	16,766
Proceeds from line of credit	—	4,000	—
Proceeds from equipment financing	3,000	1,613	2,400
Principal payments under equipment financing	(2,143)	(1,995)	(1,973)

Net cash provided by financing activities	4,068	63,060	17,193

Effect of exchange rate change	176	(122)	(17)
Net increase (decrease) in cash and cash equivalents	(7,117)	4,679	4,005
Cash and cash equivalents at beginning of year	23,189	18,510	14,505

Cash and cash equivalents at end of year	$16,072	$23,189	$18,510

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,082	$693	$232

See accompanying notes.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Organization and Summary of Significant Accounting Policies

Organization and Business
      Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical molecular diagnostics market, the industrial market which includes food, agricultural and environmental and the biothreat market. The Company’s systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.

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

Financial Instruments
      The carrying amounts of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, short-term debt and long-term debt approximated fair value as of December 31, 2005 and 2004, due to their short-term nature.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with maturities from the date of purchase of 90 days or less. At December 31, 2005 and 2004, the Company had $16.0 million and $23.2 million, respectively, in cash and cash equivalents. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities.

Marketable Securities
      Our marketable securities are designated as available-for-sale and recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). At December 31, 2005 and 2004, the Company had $21.1 million and $34.3 million, respectively, in marketable securities. Marketable securities with maturities greater than 90 days and less than one year are classified as short-term, otherwise they are classified as long term. All of Cepheid’s financial instruments categorized as marketable securities are Taxable Auction Variable Rate Notes.
      An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. To date we have not recorded any impairment charges on investments related to other-than-temporary declines in market value.

Restricted Cash
      Restricted cash consists of a certificate of deposits and bank term deposits all with maturities of greater than 90 days. The Company had $0.7 million in restricted cash balance at December 31, 2005 and 2004 which is collateral for a standby letter of credit issued in connection with a facility lease obligation.

Inventory
      Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out (FIFO) method.
      The Company maintains a reserve for inventory obsolescence. This reserve is established by utilizing management’s estimate of the potential future obsolescence of inventory. At December 31, 2005 and 2004, the reserve for inventory obsolescence was $0.1 million and $0.7 million, respectively.
      The components of inventories were as follows (in thousands):

	December 31,

	2005	2004

Raw Materials	$6,042	$4,973
Work in Process	565	684
Finished Goods	1,382	887

	$7,989	$6,544

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
      Property and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

	(In thousands)
Land	$21	$21
Building	391	447
Scientific equipment	6,740	4,178
Manufacturing equipment	8,441	6,906
Office furniture, computers and equipment	4,217	3,464
Leasehold improvements	3,991	2,056

	23,801	17,072
Less accumulated depreciation and amortization	(10,801)	(7,316)

	$13,000	$9,756

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
      As of December 31, 2005, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche), (see Note 5, “Collaborative Agreements and Contracts”). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
      Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. We review our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct the impairment review at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There were no impairment charges recorded in 2005.
      Amortization expense of intangible assets was $2.5 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively. The expected future annual amortization expense of intangible assets recorded on our consolidated balance sheet as of December 31, 2004 is as follows (in thousands), assuming no impairment charges:

Amortization
For the Year Ending December 31,	Expense

2006	$2,623
2007	2,623
2008	2,623
2009	2,614
2010	2,565
2011-2024	16,709

Total expected future annual amortization	$29,757

Warranty Provision
      The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized.The Company’s warranty provision is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. As of December 31, 2005 and 2004, the accrued warranty liability was $0.5 million and $0.4 million, respectively. The activities in

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the warranty provision for the years ended December 31, 2005, and 2004 consisted of the following (in thousands):

	2005	2004

Balance at beginning of year	$379	$331
Costs incurred and charged against reserve	(767)	(114)
Provision for warranty	858	162

Balance at end of year	$470	$379

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

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company accounts for its employee stock option and stock purchase plans using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee or director stock options granted at not less than fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense on straight line basis over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Pro forma amounts may not be representative of future periods.

	Year Ended December 31,

	2005	2004	2003

Net loss as reported	$(13,594)	$(13,800)	$(17,531)
Deduct: Total Pro-Forma stock-based employee compensation determined under the fair value method for all employee-related stock-based awards, net of tax related effects	(8,710)	(5,539)	(3,371)
Add: Amortization of deferred stock based compensation	—	—	85

Pro forma net loss	$(22,304)	$(19,339)	$(20,817)

Basic and diluted net loss per share:
As reported	$(0.32)	$(0.34)	$(0.53)
Pro forma	$(0.52)	$(0.47)	$(0.62)
      The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Year Ended
	December 31,

	2005	2004	2003

Risk-free interest rate	3.84%	3.49%	2.97%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	0.9	1.1	1.2
Weighted-average expected life of option (years)	4.01	4.63	5
      The same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 2 years, was used. The value of stock options granted to non-employees has been recorded in the consolidated financial statements.
      The weighted-average fair value of options granted during 2005, 2004 and 2003 was $6.05, $6.55, and $3.89, respectively. All options were granted with exercise prices which equaled the market value of the underlying common stock on the date of grant.
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

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 123(R). The Company has chosen the Black-Scholes method for the valuation of options.

Comprehensive Income (Loss)
      Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss and the components of accumulated other comprehensive loss are presented in the accompanying consolidated statements of shareholders’ equity. Total accumulated other comprehensive income or loss is displayed as a separate component of shareholders’ equity in the accompanying consolidated balance sheets. The activity in comprehensive loss during the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net loss	$(13,594)	$(13,800)	$(17,531)
Other comprehensive loss:
Change in foreign currency translation adjustments	179	(122)	(17)
Change in unrealized losses on available-for-sale securities	(3)	(2)	—

	176	(124)	(17)

Comprehensive loss	$(13,418)	$(13,924)	$(17,548)

	Year Ended
	December 31,

	2005	2004

Net unrealized loss on available-for-sale securities	$(5)	$(2)
Cumulative translation adjustment	44	(135)

Accumulated other comprehensive income (loss)	$39	$(137)

Net Loss Per Share
      Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period, less shares subject to the Company’s right of repurchase. Common stock equivalents consisting of stock options (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Net loss	$(13,594)	$(13,800)	$(17,531)

Basic and diluted:
Weighted-average shares of common stock outstanding	42,494	41,083	33,398
Less: weighted-average shares subject to repurchase	—	—	(31)

Shares used in computing basic and diluted net loss per share	42,494	41,083	33,367

Basic and diluted net loss per share	$(0.32)	$(0.34)	$(0.53)

      During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consisted of the following (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Outstanding options	6,644	5,598	4,342

Total	6,644	5,598	4,342

Weighted average per share exercise price of stock options	$6.53	$5.54	$4.33

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment to ARB No. 43, Chapter 4, “Inventory Pricing.” SFAS No 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production. Companies must apply the standard prospectively. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 151. We do not expect the adoption of SFAS 151 will have a material impact on our results of operations or financial position.
      In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in FASB Statement 123(R), SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 123(R) and will recognized share-based compensation cost in our results of operations. We expect that the adoption of SFAS 123(R) will have a material impact on our results of operations.
      SFAS 123(R) permits public companies to adopt its requirement using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123(R) using the modified prospective method.
      As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The amounts related to the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its results of operations or financial position.

2.	Segment and Significant Concentrations
      The Company and its wholly owned subsidiary operate in only one business segment.
      The Company currently sells its products through its direct sales force and through third-party distributors. For the year ended December 31, 2005 there were two direct customers that represented 61% to 12% of total product sales. For the year ended December 31, 2004, there were two direct customers that represented 45% and 23% of total product sales. For the year ended December 31, 2003, there was one direct customer that represented 11% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China,

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mexico and other parts of the world. Information about sales through distributors for the three years ended December 31, 2005, 2004, and 2003 was as follows:

	Years Ended December 31,

	2005	2004	2003

Product Sales Geographic info:
North America	92%	91%	78%
Europe	5%	5%	15%
Japan and other	3%	4%	7%

Total Product Sales	100%	100%	100%

	Years Ended December 31,

	2005	2004	2003

	(As % of total
	product sales)
Product Sales through Distributors in:
North America	6%	11%	30%
Europe	5%	5%	11%
Japan and other	3%	4%	7%

Total Product Sales through Distributors	14%	20%	48%

      No single country outside of the United States represented more than 10% of the Company’s total revenues, total net assets or total net property, plant and equipment in any period presented.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company maintains its portfolio of cash equivalents in short-term commercial paper, auction rate securities and money market funds. The Company’s accounts receivable are derived primarily from sales to customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential doubtful accounts.
      As of December 31, 2005 there was one customer whose accounts receivable balance represents 59% of total receivables. As of December 31, 2004, there was one customer whose accounts receivable balance represents 69% of total accounts receivable.
      The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

3.	Patent License Agreements
      In April 2004, the Company entered into a patent license agreement with Applera Corporation, through ABI and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $23.5 million has been paid as of December 31, 2005, and $8.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The effective interest rate used to calculate the present value of the discounted payments was 4.0% for both the Roche and ABI licenses. The Company also paid approximately $1.2 million in back royalties related to the Applera license. This amount was expensed during the quarter ended March 31, 2004.
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
      In November 2005, Cepheid entered into a license agreement with DxS Limited (DxS), a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification. This amends a December 2004 agreement, which provided for license rights to develop and commercialize license technology in the environmental, veterinarian, forensics identity relationship testing, and agricultural fields. Under the Agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell assay products incorporating the licensed technology in the human in vitro diagnostics field.

4.	Collaboration Profit Sharing
      Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of December 31, 2005 and 2004, the accrued profit sharing liability was $4.4 million and $3.1 million, respectively. Collaboration profit sharing expense was $14.5 million and $6.1 million for the years ended December 31, 2005 and December 31, 2004. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

5.	Collaborative Agreements and Contracts

bioMerieux, Inc.
      In December 2003, the Company entered into an agreement with bioMerieux, Inc. for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing the Company’s GeneXpert platforms. Under the agreement, bioMerieux has paid the Company a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. The Company may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years, which represents the estimated period of our continuing involvement under this agreement.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GeneOhm Sciences, Inc,
      In November 2003, the Company entered into a series of new agreements with Infectio Diagnostics, Inc. (IDI) (merged with GeneOhm Sciences, Inc. in 2004). GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company in February 2006. Under the new agreements, the Company’s joint venture with IDI, Aridia Corp., was dissolved. The joint venture was formed in February 2000 and had not been funded and no amounts were incurred by or recorded by the joint venture through the date of its dissolution in November 2003.
      Under the new agreements, the Company received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for group B streptococcus (GBS), methicillin resistant staphylococcus (MRS) and vancomycin resistant enterococcus (VRE), that have been configured for use with the SmartCycler system. The Company also received a non-exclusive, royalty-bearing license to apply IDI proprietary genetic sequences for GBS, MRSA and VRE in the development and commercialization of Cepheid tests to be used in the GeneXpert system. IDI received non-exclusive worldwide rights to distribute the Company’s SmartCycler system for use with IDI tests.

Applied Biosystems
      In October 2002, we entered into a collaboration agreement with Applied Biosystems to develop reagents for use in the USPS BDS, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by Applied Biosystems for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

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

6.	Equipment Financing
      The Company financed a portion of its equipment purchases under equipment financing agreements with two financing companies: General Electric Capital and Comerica. As of December 31, 2005 and 2004, the Company had financed $12.4 million and $9.4 million respectively, in equipment purchases under these agreements. The equipment loans are to be repaid over 36 to 48 months at interest rates ranging from 7.4% to 9.9% and are secured by the related equipment. As of December 31, 2005, there was no remaining credit available under theses agreements.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum principal payments under the equipment financing arrangement at December 31, 2005 are as follows (in thousands):

Year Ending December 31,

2006	$2,526
2007	1,398
2008	763

Total minimum payments	4,687
Amount representing interest	(338)

Present value of future payments	4,349
Current portion of equipment financing	(2,297)

Non-current portion of equipment financing	$2,052

7. Leases, Commitments and Contingencies

Facility Lease
      The Company leases its headquarters facility under a ten-year operating lease, which expires on March 2012. The lease provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.7 million, collateralized by a certificate of deposit. This certificate of deposit has been classified as restricted cash on the consolidated balance sheets as of December 31, 2005 and 2004. In May 2005, the Company entered into a facility lease for a research and development center in Bothell, Washington. The lease for the Bothell facility expires in August 2011. In December 2005, the Company entered into a facility lease for additional warehouse space in Sunnyvale, California. The lease for the warehouse space will expire in September 2010. Minimum annual rental commitments under the operating leases at December 31, 2005 are as follows (in thousands):

Year Ending December 31,

2006	$1,792
2007	1,883
2008	1,946
2009	2,010
2010	2,040
Thereafter	2,283

Total minimum payments	$11,954

      Rent expense for years ended December 31, 2005, 2004, and 2003 was $1.7 million, $1.5 million, and $1.5 million, respectively.

Revolving Line of Credit and Equipment Financing Arrangement
      In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. As of December 31, 2005 and 2004, we had $4.0 million under this line. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add equipment financing line of $3.0 million. The Company borrowed the full amount of the equipment financing line payable over

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
36 equal monthly installments. At December 31, 2005, the outstanding balance under the equipment financing line is $2.7 million.
      The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivable, certain equipment, tenant improvements or other personal property of the Company financed pursuant to the agreement and bear an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The interest rate at December 31, 2005 for the equipment line of credit and revolving line of credit were 6.87% and 6.88% respectively. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least 80% of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in cash or investments with the lender and a minimum of $25.0 million in unrestricted cash in total.

8.	Shareholders’ Equity

Common Stock
      Initial Public Offering. On June 21, 2000, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $6.00 per share. The offering resulted in net proceeds of approximately $26.8 million. At the close of the offering, all issued and outstanding shares of the Company’s preferred stock were converted into 13,326,636 shares of common stock. In July 2000, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 750,000 shares of the Company’s common stock, generating additional net proceeds of approximately $4.2 million.
      Offerings under a Shelf Registration Statement. In December 2001, the Company filed a shelf registration statement for the issuance of up to $35.0 million in debt and/or equity securities. Pursuant to this shelf registration statement, on August 2, 2002, the Company completed the sale of 4,000,000 common shares at $2.65 per share for net proceeds of approximately $9.5 million. On March 4, 2003, the Company completed the sale of 1,360,000 common shares at $3.69 per share for net proceeds of approximately $4.7 million. On August 13, 2003, the Company completed the sale of 2,777,778 common shares of common stock at $3.60 per share for net proceeds of approximately $9.2 million. On November 7, 2003, the Company completed another sale of 555,556 common shares, at $3.75 per share for net proceeds of approximately $2.0 million, pursuant to an option issued in connection with its common stock offering on August 13, 2003. As of December 31, 2005, the Company has approximately $7.3 million still available for sale under this shelf registration statement.
      Follow On Offerings. On February 18, 2004, the Company completed an offering of 5,500,000 shares of common stock at a price of $11.25 per share. The offering resulted in net proceeds of approximately $57.7 million.

Stock Option Plan
      On April 16, 1997, the Board of Directors approved a Stock Option Plan (the Plan) and initially authorized and reserved 2,000,000 shares for issuance thereunder. In January 2000 and June 2001, the Board of Directors and the shareholders approved amendments to reserve an additional 800,000 shares and 1,875,000 shares, respectively, for issuance under the Plan. The Plan provides for annual increases in the number of shares available for issuance under the Plan on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In January 2003, an additional 927,782 shares were reserved for issuance under this provision. In May 2003, the shareholders approved an amendment to terminate the 2000 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan) and reserve for issuance under the 1997 Plan the 200,000 shares previously available for issuance under the Directors’ Plan. As of December 31, 2005, a total of 9,395,867 shares were authorized for issuance under the Plan and 187,006 shares remain available for future grant.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Pursuant to the Change of Control Retention and Severance Agreements between the Company and its executives, in the event of an executive’s termination upon a change of control, all of the executive’s outstanding stock options granted by the Company to the executive prior to the change of control shall become fully vested and exercisable immediately prior to the effective date of the termination upon a change of control. Approximately 1.0 million shares of the executive options outstanding were remeasured at various dates in 2003 and 2002, the dates of the modification, for the change in control provision. Such remeasured shares, if outstanding at the time of a change in control, would result in additional stock-based compensation recorded at that time. The amount of such additional stock-based compensation would not be significant.
      A summary of option activity under all plans is as follows:

	Shares		Weighted
	Available for	Number of	Average
	Future Grant	Shares	Exercise Price

Balance, December 31, 2002	1,455,033	3,307,876	$4.19
Authorized	928,745	—
Granted	(1,354,750)	1,354,750	$4.53
Exercised	—	(190,351)	$2.93
Forfeited	130,198	(130,198)	$4.93

Balance, December 31, 2003	1,159,226	4,342,077	$4.33

Authorized	1,000,000	—	—
Granted	(1,677,450)	1,677,450	$8.43
Exercised	—	(231,984)	$3.80
Forfeited	189,979	(189,979)	$5.58

Balance, December 31, 2004	671,755	5,597,564	$5.53

Authorized	1,000,000	—	—
Granted	(1,972,280)	1,972,280	$8.98
Exercised	—	(438,414)	$4.79
Forfeited	487,531	(487,531)	$6.71

Balance, December 31, 2005	187,006	6,643,899	$6.53

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about exercisable options outstanding at December 31, 2005:

	Options Outstanding		Options Exercisable

		Weighted	Contractual		Weighted
	Number of	Average	Life	Number of	Average
Exercise Price	Shares	Price Exercise	(in years)	Shares	Exercise Price

$1.50 to $3.32	776,933	$2.47	5.70	740,370	$2.43
$3.49 to $3.61	790,273	$3.61	6.30	718,960	$3.61
$3.69 to $4.30	782,615	$4.24	6.80	606,649	$4.23
$4.31 to $7.08	723,820	$5.03	6.74	554,744	$5.02
$7.09 to $7.38	1,013,888	$7.36	8.22	291,550	$7.35
$7.39 to $9.00	731,080	$8.50	8.00	271,096	$8.45
$9.02 to $9.14	699,900	$9.08	9.27	19,631	$9.03
$9.15 to $10.74	849,890	$9.88	9.01	116,716	$9.68
$10.79 to $11.99	207,150	$10.87	8.67	59,541	$10.88
$14.37 to $14.38	68,350	$14.38	4.56	68,350	$14.38

	6,643,899	$6.53	7.62	3,447,607	$4.97

Employee Stock Purchase Plan
      The 2000 Employee Stock Purchase Plan (the Purchase Plan) was adopted in April 2000 and amended in June 2003. The Purchase Plan permits eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The number of shares available for issuance as of December 31, 2005 under the plan is 28,077 plus an annual increase equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or a lesser amount determined by the Board. As of December 31, 2005, a total of 1,198,183 shares of the Company’s common stock have been authorized under the Purchase Plan and 1,170,106 shares have been issued.

Stock-Based Compensation
      During the years ended December 31, 2000 and 1999, in connection with stock option grants to employees and directors, deferred stock compensation was recorded totaling $6.9 million representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders’ equity and is being amortized over the vesting period of the individual options, generally four years. In 2002 and 2001, certain employees were terminated whose original option grants resulted in the recognition of deferred stock-based compensation. The related unamortized deferred stock-based compensation was reversed from additional paid-in capital and deferred stock-based compensation. The Company recorded amortization of deferred stock compensation of zero for both 2005 and 2004, and $85,000 for 2003.
      During the years ended December 31, 2005, 2004, and 2003, the Company granted nonqualified options to purchase zero, 17,000, and 4,800 shares of common stock respectively, to consultants at exercise prices that range from $0.12 to $9.18 per share for services rendered, respectively. Such options are included in the option tables disclosed above. These options generally vest over two years and have expiration dates, which range from the end of the term of the consulting agreements to ten years after the grant date. Expense was recorded of approximately zero for 2005, $16,000 for 2004, and $14,000 for 2003.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares
      The Company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,

	2005	2004

Stock Options:
Options outstanding	6,644	5,598
Reserved for future grants	187	672
Employee Stock Purchase Plan	28	97

	6,859	6,367

Non-Employee Directors’ Stock Option Plan
      In March 2000, the Company adopted the 2000 Non-Employee Directors’ Stock Option Plan and reserved a total of 200,000 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 15,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first annual shareholders’ meeting, each non-employee director then in office for over six months will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of the grant. The term of these options is 10 years.
      In May 2003, the Directors’ Plan was terminated pursuant to the Amendments to the 1997 Stock Option Plan approved by the Board and the shareholders. Upon the termination of the Directors’ Plan, no further options were granted under the Directors’ Plan, and all shares then reserved for issuance under the Directors’ Plan that were not subject to outstanding options granted under the Directors’ Plan instead became reserved and available for issuance under the 1997 Plan. Options and shares granted or issued under the Directors’ Plan that were outstanding on the date the Directors’ Plan was terminated will remain subject to the terms of the Directors’ Plan. After the Directors’ Plan was terminated, any shares subject to options issued under the Directors’ Plan that cease to be subject to the options for any reason other than option exercise, and any shares issued under the Directors’ Plan that are repurchased by us or forfeited, become available for grant under the 1997 Plan. Under the amendment, new non-employee directors will receive nondiscretionary, automatic grants of options to purchase 15,000 shares of the Company’s common stock upon joining the Board and the continuing non-employee directors will receive nondiscretionary, automatic grants of options to purchase 7,500 shares of common stock each year after the annual meeting of shareholders.

9.	Employee Benefit Plan
      Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years ended December 31, 2005, the Company did not make any matching contributions.

10.	Income Taxes
      The Company has no provision for U.S. federal, state, or foreign income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $96.0 million, which expire in the years 2011 through 2025, and federal research and development tax credits of approximately $2.0 million, which expire in the years 2012 through 2025.
      Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2005	2004

Net operating loss carryforwards	$34,601	$28,893
Capitalized research and development costs	1,121	2,627
Research and other credit carryforwards	3,524	3,016
Accruals and Reserves	203	414
Other	2,920	1,956

Total deferred tax assets	42,369	36,906
Valuation allowance for deferred tax assets	(42,369)	(36,906)

Net deferred tax assets	$—	$—

      Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $5.5 million, $5.0 million, and $7.5 million during the years ended December 31, 2005, 2004 and 2003, respectively.

CEPHEID
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION

	Quarter Ended

	Mar 31,	June 30,	Sep 30,	Dec 31,

	(Unaudited)
	(In thousands, except per share data)
2005
Total revenues	$19,566	$21,384	$20,412	$23,648
Costs and operating expenses:
Cost of product sales	10,274	11,743	11,601	12,614
Collaboration profit sharing	3,606	3,602	2,904	4,371
Research and development	4,506	4,538	4,754	5,164
Selling, general and administrative	4,555	5,036	4,518	4,791

Total costs and operating expenses	22,941	24,919	23,777	26,940

Loss from operations	(3,375)	(3,535)	(3,365)	(3,292)
Other income (expenses), net	(83)	(100)	103	53

Net loss	$(3,458)	$(3,635)	$(3,262)	$(3,239)

Basic and diluted net loss per common share(1)	$(0.08)	$(0.09)	$(0.08)	$(0.08)

Shares used in computing basic and diluted net loss per common share(1)	42,245	42,465	42,581	42,684

2004
Total revenues	$7,261	$11,285	$14,077	$20,345
Costs and operating expenses:
Cost of product sales	3,018	6,113	7,494	10,916
Collaboration profit sharing	425	607	1,474	3,590
Research and development	3,630	3,864	4,037	4,372
Selling, general and administrative	3,067	4,434	3,984	4,649
Expense for patent-related matter	1,264	—	—	—

Total costs and operating expenses	11,404	15,018	16,989	23,527

Loss from operations	(4,143)	(3,733)	(2,912)	(3,182)
Other income (expenses), net	(4)	22	(3)	155

Net loss	$(4,147)	$(3,711)	$(2,915)	$(3,027)

Basic and diluted net loss per common share(1)	$(0.11)	$(0.09)	$(0.07)	$(0.07)

Shares used in computing basic and diluted net loss per common share(1)	38,710	41,713	41,889	42,020

(1)	Net loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while net loss per share for the fiscal year is computed by using the average of the four quarterly weighted average share calculations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, we concluded that our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
      There were no significant changes in our internal control over financial reporting during the fourth quarter of 2005.

ITEM 9B.	OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers
      The following table and discussion set forth certain information with regard to Cepheid’s current executive officers.

Name	Age	Position

John L. Bishop	61	Chief Executive Officer and Director
Russel K. Enns, Ph.D.	57	Senior Vice President, Regulatory and Clinical Affairs, Quality System and Reimbursement
Robert J. Koska	48	Senior Vice President, Sales and Marketing
William McMillan	55	Senior Vice President, Development
David H. Persing, M.D., Ph.D.	50	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	60	Senior Vice President, Operations
John R. Sluis	60	Senior Vice President, Finance and Chief Financial Officer
Joseph H. Smith	61	Senior Vice President, General Counsel and Secretary
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
      Russel K. Enns, Ph.D. Dr. Enns joined us as Senior Vice President, Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement in June 2003. Prior to joining Cepheid, Dr. Enns was Divisional Vice President for Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement at Vysis, Inc. a genomic disease management company from 1995 to 2004. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development Clinical Programs and Technical Affairs at GenProbe, Inc., a biotechnology diagnostic company, from 1984 to 1992. From 1979 to 1984, Dr. Enns was the Director of Cell Biology at Alpha Therapeutics Corporation, and from 1975 to 1979 he was a Senior Biochemist at Monsanto Corporation. He received his Ph.D. in Biochemistry from University of California at Davis in 1976. Dr. Enns is a charter member and past chair of the CLSI (formerly NCCLS) Area Committee on Molecular Methods, and he is currently a member of the CLSI Board of Directors.
      Robert J. Koska. Mr. Koska joined us as Senior Vice President Sales & Marketing in February 2005. Prior to joining Cepheid, Mr. Koska held various positions with Vysis, Inc. and subsequently Abbott Laboratories since 1996. Mr. Koska’s work experience includes Divisional Vice President, Vysis U.S. and Canadian Sales at Abbott Molecular Diagnostics, and Senior Vice President Worldwide Sales & Marketing, Vysis prior to the Abbott acquisition. Mr. Koska further previously held progressive positions of increased responsibility in sales and marketing at DIFCO Laboratories, Inc., Bristol Myers Genetic Systems Corporation, and Johnson and Johnson’s Ortho Diagnostic Systems, Inc. Mr. Koska has an MBA, Marketing Emphasis, from the University of Michigan, Ann Arbor, MI, and a BS degree in Medical Technology from Wayne State University, Detroit, MI.

      William McMillan. Mr. McMillan is a Co-Founder and current Senior Vice President of Development for Cepheid. He heads the R&D teams at Cepheid responsible for all biological, chemical, and integration aspects of the company’s design, development, and internal product validation efforts. He is one of the original founding members of Cepheid, back in late 1996. Prior to Cepheid, Mr. McMillan had over 13 years of progressive R&D management experience at Syva Company when it was part of Behring Diagnostics (currently Dade Behring), principally overseeing product development of infectious disease immunoassays and their integration into automated analyzers. These systems focused on hepatitis, HIV, congenital diseases, and sexually transmissible diseases. He is a certified public health microbiologist and, prior to moving to industry, worked for several years for the California State Department of Health Microbial Diseases Laboratory, conducting research on gonorrhoea and tuberculosis. He holds a variety of patents in the areas of sample collection devices, rapid detection of antibiotic resistance, devices and systems for microfluidic-based specimen preparation, and techniques for quantitative, internally controlled amplification methods.
      David Persing, M.D., Ph.D. Dr. Persing first joined us as a director in May 2004, and then became our Executive Vice President and Chief Medical and Technology Officer in August 2005. Dr. Persing was previously Senior Vice President and Chief Scientific Officer at Corixa Corporation, a Seattle-based biotechnology company, until their acquisition by GlaxoSmithkline from 1999 to July 2005. From 1990 to 1999 he was a member of the Clinical and Research Faculty of the Mayo Clinic in Rochester, Minnesota where he researched programs on hepatitis viruses and tick-borne infections. In 1992 he founded and directed the Molecular Microbiology Laboratory at Mayo Clinic. He has authored over 240 peer-reviewed articles and served as Editor in Chief for three textbooks on Molecular Diagnostics, the most recent of which was published by ASM press in December 2004.
      Humberto Reyes. Mr. Reyes joined us as Senior Vice President of Operations in November 2004. Prior to joining Cepheid, Mr. Reyes was an Operations Consultant with Brownsboro Group, LLC. from September 2003 to November 2004. Prior to joining Brownsboro, Mr. Reyes was a Senior Operations Consultant for EXPERTech Associates, consulting in medical devices and biotech industries from November 2001 to June 2003. Prior to that, he was Head of Operations for OXIS Health Products Inc., which developed, manufactured and marketed products for oxidative research and wellness programs from August 1997 to September 2001. He is an experienced operations executive with more than 25 years of progressive management experience in the diagnostic and related industries. Mr. Reyes’ work experience also includes Vice President, Operations, Dade Diagnostics at Baxter; Vice President/ General Manager, Chromatography Division, Varian and Associates; and Sr. Vice President, Operations, Microgenics Corporation.
      John R. Sluis. Mr. Sluis joined us as Senior Vice President, Finance and Chief Financial Officer in July 2002. Prior to joining Cepheid, Mr. Sluis was Senior Vice President and Chief Financial Officer of Vysis, a genomic disease management company from June 2000 through February 2002. Before joining Vysis, he held various senior financial management positions at Sanofi Diagnostics, a medical diagnostic company, from 1989 through 1999, including serving as its Chief Financial Officer for North American Operations from 1989 to 1994, Chief Financial Officer for its worldwide operations headquartered in France from 1994 to 1997, and concluding as Chief Executive Officer for North American Operations from 1997 to 1999. From 1985 through 1988, Mr. Sluis was Vice President and Chief Financial Officer of Gen-Probe, Inc. From 1974 to 1985 Mr. Sluis held a number of financial management positions with American Hospital Supply Corporation concluding as Vice President and Controller of the American Dade Division from 1980 to 1985.
      Joseph H. Smith. Mr. Smith joined us in June 2003 and now serves as Senior Vice President and General Counsel. He has been Secretary of the Corporation since March 2004. From 1989 to April 2002, Mr. Smith was Vice President of Intellectual Property at Applied Biosystems Group and its predecessors, a biotechnology research equipment company, and during 2002-2003 was its Senior Vice President for Business Development. Prior to Applied Biosystems, Mr. Smith was a partner in the law firm of Wiseman, Jones, and Smith; and prior to that he was also a member of the Technical Legal Department of Hewlett-Packard.

      The following table and discussion set forth certain information with regard to the Company’s Board of Directors.

Name of Director	Age	Class	Position	Director Since

John L. Bishop	61	I	Chief Executive Officer and Director	2002
Thomas D. Brown	57	I	Director	2006
Robert J. Easton(2)	61	III	Director	2002
Thomas L. Gutshall	68	II	Chairman of the Board	1996
Cristina H. Kepner(1)(3)	59	II	Director	1998
Dean O. Morton(1)(2)	73	I	Director	1997
Mitchell D. Mroz(1)(3)	61	III	Director	2004
David H. Persing, M.D., Ph.D.	50	II	Director	2004
Hollings C. Renton(2)	59	III	Director	2000

(1)	Current member of the Audit Committee.

(2)	Current member of the Compensation Committee.

(3)	Current member of the Nominating and Governance Committee.
      Thomas D. Brown. Mr. Brown joined us as a director in February, 2006. From 1977 until his retirement in 2002, he held numerous sales, marketing and general management positions within Abbott Diagnostic Division of Abbott Laboratories. From February 1998 until his retirement at Abbott Laboratories in July 2002, he held the position of Senior Vice President, President Diagnostic Division. In 1993 he was elected Corporate Vice President Worldwide Diagnostic Commercial Operations. In 1992 he was named Divisional Vice President, Commercial Operations. In 1987 he was named Divisional Vice President and General Manager, Western Hemisphere Commercial Operations. Mr. Brown serves on the Board of Directors for Ventana Medical Systems, Quidel Corporation and is Vice Chairman of the Condell Medical Center.
      Robert J. Easton. Mr. Easton joined us as a director in January 2002. Mr. Easton is a co-founder of Easton Associates LLC, a strategic consulting firm specializing in evaluation and planning for pharmaceutical and medical device companies, and has served as their Chairman since May 2000. Prior to co-founding Easton Associates he served as Managing Director of IBM Healthcare Consulting from May 1996 to May 2000. In addition to his experience in management consulting, Mr. Easton has 12 years of managerial experience in a variety of positions in sales, marketing, planning, engineering, and operations with the industrial gas and medical products divisions of Union Carbide and Union Carbide Europe. He currently serves as a director of CollaGenex Pharmaceuticals.
      Thomas L. Gutshall. Mr. Gutshall is a co-founder of Cepheid and has served as Chairman of the Board since August 1996. From August 1996 until April 2002, he also served as our Chief Executive Officer. From January 1995 to August 1996, he was President and Chief Operating Officer of CV Therapeutics. From 1989 to 1994, he was Executive Vice President at Syntex Corporation and a member of the Pharmaceutical Executive Committee. His responsibilities while at Syntex included managing Syva Company, Syntex Agribusiness, Pharmaceutical and Chemical Operations and Services, Syntex Pharmaceutical Intl. Ltd. and Environmental Health and Safety. Mr. Gutshall currently serves as a director of CV Therapeutics, Metrika, Inc. and Satoris Corporation and is a board member of the Pacific Medical Research Foundation.
      Cristina H. Kepner. Ms. Kepner joined us as a director in May 1998. She was with Invemed from 1978 to 2000, where she served in a variety of capacities. Prior to retiring from Invemed in December 2000, Ms. Kepner served as Executive Vice President and Corporate Finance Director. Ms. Kepner also served as a director of Invemed until December 2000. Ms. Kepner currently serves as a director of Monogram Biosciences, Inc. and is the Chairman of the Board of Quipp, Inc.
      Dean O. Morton. Mr. Morton joined us as a director in July 1997. Mr. Morton retired in 1992 as Executive Vice President, Chief Operating Officer and a director of Hewlett-Packard Company where he started in 1960. Mr. Morton currently serves as a director of BEA Systems, Inc., KT Venture Group, and Pharsight Corporation. He serves on the Board of Monterey Bay Aquarium Research Institute and Center for Excellence in Non-Profits.

      Mitchell D. Mroz. Mr. Mroz joined us as a director in May 2004. Mr. Mroz is currently Chairman of the Board of the Northrop Grumman Federal Credit Union and is retired from Northrop Grumman Corporation. Since joining Northrup Grumman in 1978, he served in various capacities, including the positions of Vice President and Chief Financial Officer for Grumman Corporation and Vice President and General Manager of the Automation and Information Systems Division of Northrop Grumman, Corporate Vice President Internal Audit and Audit Manager. Before joining Northrop Grumman, he was an Auditor for the U.S. Air Force Audit Agency and the U.S. General Accounting Office. He also serves on the board of directors of Village Christian Schools in Sun Valley, CA.
      Hollings C. Renton. Mr. Renton joined us as a director in March 2000. Since 1993, he has served as President and Chief Executive Officer and a director of Onyx Pharmaceuticals, Inc., a biopharmaceutical and biotherapeutics company. From 1991 to 1993, he served as President and Chief Operating Officer of Chiron Corporation, a pharmaceutical company, following its acquisition of Cetus Corporation. Prior to the acquisition, he served as President of the Cetus Corporation from 1990 to 1991 and as Chief Operating Officer from 1987 to 1990. Mr. Renton also serves as a member of the boards of directors of Rigel Pharmaceuticals, the Biotechnology Industry Organization (BIO), and Special Olympics of Northern California.
      Cepheid’s board of directors is divided into three classes — Class I, II and III directors. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of shareholders. Each director holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The size of the board is presently set at nine members. At the Annual Meeting, stockholders will elect the nominees for Class I directors.

Identification of Audit Committee and Financial Experts
      The audit committee of Cepheid’s board of directors is composed of independent directors who, in accordance with the audit committee charter, assist the board of directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of Cepheid. The audit committee hires the independent registered public accounting firm, reviews the scope of audit and pre-approves permissible non-audit services by our independent registered public accounting firm, reviews the accounting principles and auditing practices and procedures to be used for our financial statements, reviews the results of those audits, annually reviews the audit committee charter, and reviews related party transactions.
      Currently, three directors comprise the audit committee: Cristina H. Kepner, Dean O. Morton and Mitchell D. Mroz. Cristina H. Kepner serves as Chairwoman of the audit committee. All members of the audit committee meet the independence and financial experience requirements under both Securities and Exchange Commission rules and NASDAQ listing standards. The board of directors has determined that Cristina H. Kepner, Dean O. Morton and Mitchell D. Mroz are “audit committee financial experts” as such term is defined in applicable rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.
      Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, there have not been any late filings in during this reporting period.

Code of Ethics
      We have adopted a code of ethics that applies to all our employees. This code of ethics is available under the “Investor Relations” section of our website at www.cepheid.com.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table presents compensation information for the fiscal years ending December 31, 2003, 2004 and 2005 paid or accrued to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005.
Summary Compensation Table

					Long-Term
					Compensation
					Awards
		Annual Compensation
					Number of
				Other Annual	Securities	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation(1)	Underlying Options	Compensation(2)

John L. Bishop	2005	$399,708	$93,600	$42,707	50,000	$1,980
Chief Executive Officer	2004 2003	330,270 310,000	116,000 58,125	42,383 63,105	200,000 —	1,980 1,340
David H. Persing(3)	2005	124,529	50,000	135,690	350,000	212
Executive Vice President & Chief Medical and Technology Officer
Humberto Reyes(4)	2005	253,077	—	112,960	45,000	1,609
Sr. Vice President, Operations	2004	13,462	—	11,474	135,000	99
John R. Sluis	2005	259,231	—	47,551	45,000	1,657
Sr. Vice President, Finance and Chief Financial Office	2004 2003	241,346 225,000	— —	46,019 68,837	50,000 —	987 903
Joseph H. Smith(5)	2005	276,646	—	—	45,000	1,796
Sr. Vice President, Legal/ Business Development and General Counsel	2004 2003	263,077 138,942	— —	— —	15,000 250,000	1,688 546

(1)	Consists of reimbursement of relocation and commuting expenses.

(2)	Consists of value of employee life insurance and health insurance.

(3)	Dr. Persing joined us in August 2005.

(4)	Mr. Reyes joined us in November 2004.

(5)	Mr. Smith joined us in June 2003.

Option Grants in Last Fiscal Year
      The following table shows information about each stock option granted during 2005 to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the closing price on the date an option was granted until the end of the option term. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The closing price per share of our common stock as reported on the NASDAQ National Market on December 31, 2005 was $8.78.
      All options included in the following table are nonqualified stock options. Unless noted otherwise, the options were granted under our 1997 Stock Option Plan and the exercise price of each option granted equaled the closing price per share of our common stock on the NASDAQ National Market on the date of grant. Unless noted otherwise, options vest and become exercisable over a four-year period as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month and expire on the earlier of ten years from the date of grant or three months after termination of employment. The percentage numbers are based on an aggregate of 1,972,280 options granted to our employees during fiscal

2005. As of January 31, 2006, all of the shares issuable upon exercise of options granted in the last fiscal year are unvested.

					Potential Realizable Value at
	Number of	Percentage of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees	Price Per	Expiration
Name	Granted (#)	in 2005	Share ($)	Date	5%	10%

John L. Bishop	50,000	2.54%	$9.08	4/27/15	$285,361	$723,161
David H. Persing	350,000	17.75	7.38	8/29/15	1,624,435	4,116,637
Humberto Reyes	45,000	2.28	9.08	4/27/15	256,825	650,845
John R. Sluis	45,000	2.28	9.08	4/27/15	256,825	650,845
Joseph H. Smith	45,000	2.28	9.08	4/27/15	256,825	650,845
Aggregated Option Exercises in Last Fiscal Year and Year End Option Values
      The following table presents the number of shares of common stock subject to vested and unvested stock options held as of December 31, 2005 by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005. Also reported is the value of in-the-money stock options as of December 31, 2005, which represents the positive difference between the aggregate exercise price of the outstanding options and the aggregate fair market value of the options based on $8.78, the closing price per share of our common stock on December 31, 2005, as reported on the NASDAQ National Market. The value of the unexercised in-the-money options has not been, and may never be, realized.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at Fiscal		Options at Fiscal
	Shares		Year End (#)		Year End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John L. Bishop(2)	—	—	833,333	166,667	$3,996,666	$166,834
David H. Persing(3)	—	—	—	350,000	—	490,000
Humberto Reyes(4)	—	—	36,562	143,438	—	—
John R. Sluis(5)	—	—	285,833	74,167	1,219,641	41,709
Joseph H. Smith(6)	—	—	162,500	147,500	708,938	432,513

(1)	These values have been calculated on the basis of the fair market value of our common stock on December 31, 2005, $8.78, less the applicable exercise price per share, multiplied by the number of shares underlying the options.

(2)	As of January 31, 2006, 209,375 of the shares issuable upon exercise of Mr. Bishop’s option are unvested.

(3)	As of January 31, 2006, all of the shares issuable upon exercise of Mr. Persing’s options are unvested.

(4)	As of January 31, 2006, 140,625 of the shares issuable upon exercise of Mr. Reyes’ options are unvested.

(5)	As of January 31, 2006, 106,255 of the shares issuable upon exercise of Mr. Sluis’ options are unvested.

(6)	As of January 31, 2006, 141,980 of the shares issuable upon exercise of Mr. Smith’s options are unvested.

Compensation of Directors
      We pay our non-employee directors an annual retainer of $15,000. Our non-employee Chairman of the Board receives an additional $15,000 per year. The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional $5,000, $4,000 and $2,500 in annual compensation, respectively. Our non-employee directors each receive $1,500 per board meeting attended in person, and $1,000 per committee meeting attended in person, and $500 per board or committee meeting attended by telephone or other remote means of communication. We also reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings.
      New non-employee directors receive non-discretionary, automatic grants of options pursuant to our 1997 Stock Option Plan to purchase 15,000 shares of our common stock upon joining the board, and our continuing non-employee directors receive non-discretionary, automatic grants of options pursuant to our 1997 Stock Option Plan to purchase 7,500 shares of our common stock after each annual meeting of shareholders. Options granted to new non-employee directors upon joining our board will become vested and exercisable with respect to 5,000 shares on each one-year anniversary of the grant date, so long as the person remains a director of Cepheid. Options granted to our continuing non-employee directors after each annual meeting of shareholders will become fully vested and exercisable on the one-year anniversary of the grant date, so long as the person remains a director of Cepheid. All option grants to non-employee directors under the 1997 Stock Option Plan will become fully vested and exercisable immediately prior to Cepheid’s dissolution, liquidation, merger with or into another corporation, or sale of all or substantially all of our assets, and will expire three months after the event that caused the vesting acceleration to the extent they have not been previously exercised. All options granted to non-employee directors under the 1997 Stock Option Plan will have an exercise price equal to the current market value of our common stock on the date of the grant, and will be nonqualified stock options

Employment Contracts, Termination of Employment and Change of Control Arrangements
      John L. Bishop Employment Agreement. We entered into an employment agreement with John L. Bishop in March 2002. The employment agreement provided for an initial annual base salary of $310,000, to be reviewed annually and an initial guaranteed bonus of $77,500. Mr. Bishop current annual salary is $400,000. In future years, the employment agreement provides that Mr. Bishop will be eligible to receive an annual bonus equal to up to 25% of his base annual salary, with the percentage determined by the degree of achievement of certain performance goals and objectives to be determined by the compensation committee. During fiscal 2004, the compensation committee reviewed Mr. Bishop’s compensation package and third-party market data for chief executive officers at comparable companies and determined that Mr. Bishop’s annual base salary would be increased to $341,000 and that he would be eligible to receive an annual bonus in future years in an amount equal to up to 40% of his annual base salary. During fiscal 2005, the compensation committee reviewed Mr. Bishop’s compensation package and third-party market data for chief executive officers at comparable companies and determined that Mr. Bishop’s annual base salary would be increased to $400,000 and that he would be eligible to receive an annual bonus in future years in an amount equal to up to 40% of his annual base salary. Under his employment agreement, Mr. Bishop also received an immediately exercisable option to purchase 750,000 shares of our common stock at an exercise price of $3.61 per share, which was equal to the market value on the date of grant. Twenty-five percent of the shares of common stock issuable upon exercise of this option vested on April 12, 2003, and the remainder vest in equal monthly installments over three years, so long as Mr. Bishop continues to be employed by Cepheid. During fiscal 2005, we granted Mr. Bishop an option to purchase 50,000 options of our common stock.
      Upon termination other than for cause, as defined below, or upon a constructive termination, Mr. Bishop will be entitled to receive a lump sum payment equal to 12 months of his then current base salary, a prorated target cash bonus based on the degree of achievement of certain performance goals and objectives by Mr. Bishop prior to his termination, and 50% of all unvested shares will become vested shares. If Mr. Bishop is terminated without cause or he is constructively terminated within one year of a change of control event, Mr. Bishop will be entitled to receive a lump sum payment equal to 18 months of his then current base salary and prorated target cash bonus, and all unvested shares will become vested shares.
      For purposes of Mr. Bishop’s employment agreement, for cause means:

•	a failure to perform his duties after notice and an opportunity to cure;

•	misconduct injurious to us;

•	a conviction of, or a guilty or no contest plea to, a felony charge;

•	acts of fraud against us, misappropriation of our property or dishonesty affecting our business or affairs; or

•	a breach of any agreement with us, including those regarding confidentiality and proprietary information: or

•	a failure or refusal to carry out the reasonable directives of Cepheid, following notice and an opportunity to cure.
      For purposes of Mr. Bishop’s employment agreement, constructive termination means Mr. Bishop’s voluntary termination of his employment with us due to:

•	a specified reduction in his responsibilities, salary or target bonus;

•	our material breach of his employment agreement;

•	a forced relocation of his primary workplace; or

•	the failure of any successor of Cepheid to assume his employment agreement.
      John R. Sluis Employment Agreement. We entered into an employment agreement with John R. Sluis in March 2002. The employment agreement specified that Mr. Sluis’ annual base salary will be $225,000, to be reviewed annually. During fiscal 2004, the compensation committee reviewed Mr. Sluis’ compensation package and third-party market data for chief financial officers at comparable companies and determined that Mr. Sluis’ annual base salary would be increased to $250,000. During fiscal 2005, the compensation committee reviewed Mr. Sluis’ compensation package and third-party market data for chief financial officers at comparable companies and determined that Mr. Sluis’ annual base salary would be increased to $265,000. Under his employment agreement, Mr. Sluis also received an immediately exercisable option to purchase 265,000 shares of our common stock at an exercise price of $4.29 per share, which was equal to the market value on the date of grant. Twenty-five percent of the shares issuable upon exercise of this option vested on July 12, 2003 and the remainder vests in equal monthly installments over three years so long as Mr. Sluis continues to be employed by Cepheid. Mr. Sluis received an additional option to purchase 50,000 shares of our common stock during fiscal 2004. In Fiscal 2005, he was granted an additional 45,000 stock options. If Mr. Sluis is terminated without cause or he is constructively terminated within one year of a change of control event, Mr. Sluis will receive a lump sum payment equal to 15 months base salary, and all unvested shares will become vested shares.
      David H. Persing Employment Offer Letter. We entered into an employment offer letter with David Persing, our Executive Vice President and Chief Medical and Technology Officer, in August 2005. Under the offer letter, Dr. Persing will receive an annual salary of $350,000, and was granted an option to purchase 350,000 shares of our common stock at an exercise price equal to the market value of our common stock on the date of grant. In fiscal year 2006, Dr. Persing will be eligible to receive an annual bonus equal to up to 35% of his base annual salary, with the percentage being determined by the degree of achievement of certain performance goals and objectives to be determined by Dr. Persing and the compensation committee. Dr. Persing received a bonus of $50,000 for signing the employment contract. Pursuant to a separate change of control retention and severance agreement, if Dr. Persing is terminated without cause or he is constructively terminated within one year of a change of control event, Dr. Persing will receive a lump sum payment equal to 18 months base salary, and all unvested shares will become vested shares. The definitions of cause and constructive termination in this agreement are approximately the same as those in Mr. Bishop’s employment agreement, except that constructive termination excludes a specified reduction in target bonus.
      Humberto Reyes Employment Offer Letter. We entered into an employment offer letter with Humberto Reyes, our Senior Vice President, Operations, in November 2004. Under the offer letter, Mr. Reyes will receive an annual salary of $250,000, and was granted an option to purchase 135,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. We also entered into a change of control and severance agreement with Mr. Reyes that is described below. In 2005, Mr. Reyes received an option to purchase 45,000 shares of common stock.

      Robert Koska Employment Offer Letter. We entered into an employment offer letter with Robert Koska, our Senior Vice President of Sales & Marketing, in February 2005. Under the offer letter, Mr. Koska will receive an annual salary of $225,000, and was granted an option to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the first date of employment. Mr. Koska will also be entitled to receive an annual bonus of up to 25% of his base salary. We also entered into a change of control and severance agreement with Mr. Koska that is described below. In 2005, Mr. Koska received an option to purchase 45,000 shares of common stock.
      Change of Control Retention and Severance Agreements for Russel K. Enns, Joseph H. Smith, Humberto Reyes and Robert Koska. We amended the change of control retention and severance agreements with Russel K. Enns and Joseph H. Smith in May 2004. We also entered into a change of control retention and severance agreement with Mr. Reyes in November 2004 and Mr. Koska in February 2005. Under these agreements, if a termination of employment by Cepheid other than for cause, or a termination by the executive following a diminution of responsibilities, occurs within one year of a change of control event, the employee will receive a lump sum payment equal to 15 months base salary, and all outstanding shares and stock options held by such person prior to the change of control event will become fully vested and exercisable.
      Cause is defined in the change of control retention and severance agreement to mean:

•	failure to perform any reasonable and lawful duty of his position or failure to follow the lawful written directions of the Chief Executive Officer;

•	commission of an act that constitutes misconduct and is injurious to the company or any subsidiary;

•	conviction of, or pleading “guilty” or “no contest” to, a felony under the laws of the United States or any state thereof;

•	committing an act of fraud against, or the misappropriation of property belonging to, the company or any subsidiary;

•	commission of an act of dishonesty in connection with his responsibilities as an employee and affecting the business or affairs of the company;

•	breach of any confidentiality, proprietary information or other agreement with the company or any subsidiary; or

•	failure or refusal to carry out reasonable directives of Cepheid.

Compensation Committee Interlocks and Insider Participation
      No member of our compensation committee was at any time during 2005, or at any other time, an officer or employee of Cepheid. No executive officer of Cepheid serves as a member of the board of directors or compensation committee of any entity that has one or more of our executive officers serving as a member of our board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
      As of December 31, 2005, we maintained our 1997 Stock Option Plan and 2000 Employee Stock Purchase Plan, both of which were approved by our shareholders. The following table gives information about equity awards under those plans as of December 31, 2005:

(c)
(a)
		(b)	Number of Shares
	Number of Shares		Remaining Available for
	to be Issued Upon	Weighted-Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by shareholders	6,643,899	$6.53	215,083
Equity compensation plans not approved by the shareholders	—	N/A	—

Total	6,643,899		215,083

(1)	Includes our 1997 Stock Option Plan, our 2000 Employee Stock Purchase Plan and our 2000 Non-Employee Directors’ Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management
      The following table presents information as to the beneficial ownership of our common stock as of January 31, 2006 by:

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors;

•	our Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005; and

•	all current directors and executive officers as a group.
      The percentage ownership is based on 42,825,313 shares of common stock outstanding as of January 31, 2006. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of January 31, 2006, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. A portion of the stock options reflected in the number of shares beneficially owned are immediately exercisable upon grant, subject to our right to repurchase the option shares at the exercise price upon termination of the optionee’s employment. With respect to an option, the term unvested means options that are currently exercisable and would be subject to our right of repurchase if exercised. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the table, the address of each individual listed in the table is Cepheid, 904 Caribbean Drive, Sunnyvale, California 94089.

	Number	Percentage
	of Shares	of Shares
Beneficial Owners	Beneficially	Beneficially
Directors and Named Executive Officers	Owned	Owned

John L. Bishop(1)	845,833	1.98%
Robert J. Easton(2)	92,410	*
Russell K. Enns(3)	112,708	*
Thomas L. Gutshall(4)	1,249,741	2.92
Cristina H. Kepner(5)	138,232	*
Robert Koska(6)	54,166	*
Bill McMillan(7)	361,466	*
Dean O. Morton(8)	173,000	*
Mitchell Mroz(9)	7,000	*
David Persing, M.D., Ph.D.(10)	5,000	*
Hollings C. Renton(11)	48,000	*
Humberto Reyes(12)	45,000	*
John R. Sluis(13)	288,958	*
Joseph H. Smith(14)	179,062	*
All executives officers and directors as group(15)	3,600,576	8.02
Five Percent Shareholders
Alliance Capital Management(16)	5,940,325	13.87
Kopp Investment Advisors(17)	2,957,190	6.91
Platinum Asset Management Limited (18)	2,207,333	5.15

*	Less than one percent

(1)	Consists of options to purchase 845,833 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 55,208 of the shares issuable upon exercise of this option are unvested and would be subject to our repurchase right if exercised.

(2)	Includes options to purchase 30,000 shares exercisable within 60 days of January 31, 2006.

(3)	Consists of options to purchase 112,708 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 7,083 shares issuable upon exercise of this option are unvested and would be subject to our repurchase right if exercised.

(4)	Includes options to purchase 255,000 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 10,938 of the shares issuable upon exercise of this option are unvested.

(5)	Includes options to purchase 73,000 shares exercisable within 60 days of January 31, 2006.

(6)	Consists of options to purchase 54,166 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 54,166 of the shares issuable upon exercise of this option are unvested.

(7)	Includes of options to purchase 103,966 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 18,742 of the shares issuable upon exercise of this option are unvested and would be subject to our repurchase right if exercised.

(8)	Includes 77,500 shares held of record by MDLC Partners, a California Limited partnership, of which Mr. Morton is the general partner. Mr. Morton also has options to purchase 25,000 shares that are exercisable within 60 days of January 31, 2006.

(9)	Includes options to purchase 5,000 shares exercisable within 60 days of January 31, 2006.

(10)	Includes options to purchase 5,000 shares exercisable within 60 days of January 31, 2006.

(11)	Includes options to purchase 48,000 shares exercisable within 60 days of January 31, 2006.

(12)	Includes options to purchase 45,000 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 5,625 of the shares issuable upon exercise of this option are unvested

(13)	Consists of options to purchase 288,958 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 35,213 of the shares issuable upon the exercise of this option are unvested and would be subject to our repurchase right if exercised.

(14)	Consists of options to purchase 179,062 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 11,042 of the shares issuable upon the exercise of this option are unvested.

(15)	Includes options to purchase 2,070,693 shares exercisable within 60 days of January 31, 2006. As of January 31, 2006, 198,017 of the shares issuable upon exercise of these options are unvested.

(16)	Based on a Schedule 13G/ A filed February 14, 2005. According to the schedule of these shares, 5,637,845 are held by Alliance Capital Management, L.P. on behalf of client discretionary accounts, and 302,480 are held by AXA Equitable Life Insurance Company. Both of these entities are direct or indirect subsidiaries of AXA Financial, Inc., and the Mutuelles AXA. Alliance Capital Management’s address is 26, rue Drouot, 75009 Paris, France.

(17)	Based on a Schedule 13G/ A filed January 18, 2006. According to the schedule of these shares, 2,637,190 are held by Kopp Investment Advisors and 320,000 are held by LeRoy C. Kopp, who controls Kopp Investment Advisors through two holding companies. Kopp Investment Advisors’ address is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.

(18)	Based on a Schedule 13G filed February 14, 2006. Platinum Asset Management’s address is Level 4, 55 Harrington Street, Sydney, Australia 200 C3 00000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Other than the compensation arrangements that are described above in “Director Compensation” and “Employment Contracts, Termination of Employment and Change of Control Arrangements,” since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees
      During the fiscal years ended December 31, 2004 and 2005, the aggregate fees billed by Cepheid’s independent registered public accounting firm, Ernst & Young LLP, for professional services were as follows:
      Audit Fees. Consists of fees billed for professional services rendered for the audit of Cepheid’s annual financial statements and review of the quarterly financial statements and services, such as comfort letter, consent and comment letter, that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

	2005	2004

Audit Fees	$664,000	$772,810
Audit — Related Fees	12,500	32,000
Tax Fees	30,000	15,000

Total	$706,500	$819,810

      All of Ernst & Young LLP’s fees for the fiscal years ended December 31, 2004 and 2005, described above, were pre-approved by the audit committee.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
      The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.
      The audit committee has determined that the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following documents are being filed as part of this report on Form 10-K:

(a)	Financial Statements

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

Reports of Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(c)	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

CEPHEID
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$48	$—	$37	$11
Year ended December 31, 2004	11	3	—	14
Year ended December 31, 2005	14	—	3	11
Inventory reserve:
Year ended December 31, 2003	$443	$351	$496	$298
Year ended December 31, 2004	298	814	391	721
Year ended December 31, 2005	721	1,055	1,631	145

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Sunnyvale, State of California, on the 22nd day of February, 2006.

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

Signature	Title	Date

/s/ John L. Bishop John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2006

/s/ John R. Sluis John R. Sluis	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2006

/s/ Thomas D. Brown Thomas D. Brown	Director	February 22, 2006

/s/ Thomas L. Gutshall Thomas L. Gutshall	Director and Chairman of the Board	February 22, 2006

/s/ Cristina H. Kepner Cristina H. Kepner	Director	February 22, 2006

/s/ Robert Easton Robert Easton	Director	February 22, 2006

Signature	Title	Date

/s/ Dean O. Morton Dean O. Morton	Director	February 22, 2006

/s/ Mitchell D. Mroz Mitchell D. Mroz	Director	February 22, 2006

/s/ David H. Persing, M.D., Ph.D. David H. Persing	Director	February 22, 2006

/s/ Hollings C. Renton Hollings C. Renton	Director	February 22, 2006

		Incorporated by Reference

Exhibit						Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000
3.2	Amended and Restated Bylaws	10-Q		3.01	7/31/2002
3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	S-1	333-34340	4.2	5/18/2000
4.3	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002
4.4	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002
10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003
10.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/2003
10.3*	2000 Non-Employee Directors’ Stock Option Plan	S-8	333-41682	99.3	7/18/2000
10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000
10.5†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000
10.6†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000
10.7†	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q		10.1	11/14/2000
10.8†	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC	10-K		10.14	3/28/2001
10.9†	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC	10-Q		10.2	11/14/2001
10.10	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002
10.11†	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q		10.2	5/15/2002

		Incorporated by Reference

Exhibit						Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.12†	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q		10.4	5/15/2002
10.13*	Offer letter to Mr. John Bishop from Cepheid dated March 27, 2002	10-Q		10.5	5/15/2002
10.14*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002	10-Q		10.1	7/31/2002
10.15	1997 Stock Option Plan as amended and restated September 24, 2002	10-Q		10.1	11/14/2002
10.16†	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC	10-K		10.27	3/25/2003
10.17†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003
10.18†	Letter Agreement between Infectio Diagnostic Inc. and Cepheid dated February 21, 2003	10-Q		10.1	5/14/2003
10.19	Change of Control Retention and Severance Agreement between Thomas L. Gutshall and Cepheid dated March 4, 2003	10-Q		10.2	5/14/2003
10.20	Change of Control Retention and Severance Agreement between Joseph H. Smith and Cepheid dated June 2, 2003	10-Q		10.3	8/14/2003
10.21†	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.23	3/12/2004
10.22†	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.24	3/12/2004
10.23†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.25	3/12/2004
10.24†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.26	3/12/2004
10.25†	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003	10-K		10.27	3/12/2004
10.26†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004.	10-Q		10.28	8/9/2004
10.27†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004.	10-Q		10.29	8/9/2004
10.28†	Letter Agreement between Cepheid and Fisher Scientific Company L.L.C., dated April 23, 2004.	10-Q		10.30	8/9/2004

		Incorporated by Reference

Exhibit						Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.29*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and John Sluis.	10-Q		10.31	8/9/2004
10.30*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Joseph Smith.	10-Q		10.32	8/9/2004
10.31*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Russel Enns.	10-Q		10.33	8/9/2004
10.32	Revolving line of credit agreement between Cepheid and Comerica bank dated November 9, 2004.	10-K		10.34	2/28/2005
10.33*	Offer letter to Mr. Humberto Reyes from Cepheid dated November 4, 2004.	10-K		10.35	2/28/2005
10.34*	Change of Control Retention and Severance Agreement between Humberto Reyes and Cepheid dated November 29, 2004	10-K		10.36	2/28/2005
10.35	Amended and Restated Change of Control Retention and Severance Agreement dated April 1, 2005, by and between Cepheid and William McMillan.	8-K		10.01	4/6/2005
10.36†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (I.D.I.) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005.†	10-Q		10.2	8/4/2005
10.37*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005.*	10-Q		10.3	8/4/2005
10.38	First Amendment to Loan and Security Agreement dated May 12, 2005, by and between Cepheid and Comerica Bank.	8-K		10.01	5/16/2005
10.39	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005.	8-K		99.01	5/18/2005
10.40†	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005.	10-Q		10.1	11/03/2005
10.41*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/25/2005
10.42*	Change of Control Retention and Severance Agreement dated July 21, 2005, by and between Cepheid and David H. Persing.	8-K		99.02	7/25/2005

Incorporated by Reference

Exhibit						Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.43†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (I.D.I.) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005.	10-Q		10.4	11/03/2005
10.44†	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005.	10-Q		10.5	11/03/2005
10.45††	License Agreement between Cepheid and DxS Limited dated November 28, 2005					X
21.1	List of Subsidiary					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.