Form 10-Q
period 2006-03-31
CEPHEID
filed 2006-05-04
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-acclerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑.
As of April 25, 2006 there were 54,559,698 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2006
Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$59,708	$16,072
Marketable securities	49,050	21,150
Accounts receivable	11,152	13,976
Inventory	7,445	7,989
Prepaid expenses and other current assets	2,231	583

Total current assets	129,586	59,770
Property and equipment, net	13,824	13,000
Restricted cash	661	661
Intangible assets, net	29,199	29,757

Total assets	$173,270	$103,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,537	$9,293
Accrued compensation	2,376	3,191
Accrued royalties	2,475	3,115
Accrued collaboration profit sharing	2,090	4,371
Accrued other liabilities	3,034	2,441
Current portion of deferred revenue	2,758	2,963
Current portion of license fees payable	8,009	8,538
Line of credit	—	4,000
Current portion of equipment financing	1,085	2,297

Total current liabilities	35,364	40,209

Long term portion of deferred revenue	3,977	4,402
Long term portion of license fees payable	—	387
Equipment financing, less current portion	161	2,052
Deferred rent	782	735
Shareholders’ equity:
Common stock	237,916	155,347
Additional paid-in capital	9,241	7,518
Accumulated other comprehensive income	2	39
Accumulated deficit	(114,173)	(107,501)

Total shareholders’ equity	132,986	55,403

Total liabilities and shareholders’ equity	$173,270	$103,188

(1)	The balance sheet at December 31, 2005 has been derived from the Company’s audited financial Statements, which are included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Instrument sales	$4,538	$6,360
Reagent and disposable sales	14,734	12,392

Total Product Sales	19,272	18,752
Contract revenues	611	646
Grant and government sponsored research revenues	278	168

Total revenues	20,161	19,566

Costs and operating expenses:
Cost of product sales	11,393	10,274
Collaboration profit sharing	3,811	3,606
Research and development	5,829	4,506
Selling, general and administrative	6,146	4,555

Total costs and operating expenses	27,179	22,941

Loss from operations	(7,018)	(3,375)
Other income (expenses), net	346	(83)

Net loss	$(6,672)	$(3,458)

Basic and diluted net loss per share	$(0.15)	$(0.08)

Shares used in computing basic and diluted net loss per share	44,946	42,245

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(6,672)	$(3,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock compensation expense	1,723	5
Depreciation and amortization	1,100	812
Amortization of intangible assets	658	627
Amortization of imputed interest	85	179
Deferred rent	47	22
Unrealized loss on investments	(24)	—
Changes in operating assets and liabilities:
Accounts receivable	2,824	2,063
Inventory	544	(1,418)
Prepaid expenses and other current assets	(1,648)	(1,457)
Accounts payable and other current liabilities	1,916	3,536
Accrued compensation	(815)	(999)
Deferred revenue	(630)	(1,034)

Net cash used in operating activities	(892)	(1,122)

INVESTING ACTIVITIES:
Capital expenditures	(1,924)	(1,394)
Payments for technology licenses	(1,101)	(1,060)
Proceeds from maturities of marketable securities	3,750	3,100
Purchases of marketable securities	(31,650)	(2,325)

Net cash used in investing activities	(30,925)	(1,679)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	82,569	1,508
Principal payments of line of credit	(4,000)	—
Principal payments under equipment financing	(3,103)	(566)

Net cash provided by financing activities	75,466	942

Effect of exchange rate change on cash	(13)	61
Net increase (decrease) in cash and cash equivalents	43,636	(1,798)
Cash and cash equivalents at beginning of period	16,072	23,189

Cash and cash equivalents at end of period	$59,708	$21,391

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical molecular diagnostics, industrial and biothreat markets. The Company’s systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.
The condensed consolidated balance sheet at March 31, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. The condensed consolidated balance sheet information as of December 31, 2005 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The reserve for inventory obsolescence was $0.2 million and $0.1 million, respectively, at March 31, 2006 and December 31, 2005.
The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Raw Materials	$4,874	$6,042
Work in Process	1,067	565
Finished Goods	1,504	1,382

	$7,445	$7,989

Intangible Assets
As of March 31, 2006, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. We review our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct the impairment review at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There were no impairment charges recorded in the first quarter of 2006.
Amortization expense of intangible assets was $0.7 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of March 31, 2006 is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2006 (remaining nine months)	$1,975

2007	2,630

2008	2,630

2009	2,621

2010	2,572

2011-2024	16,771

Total expected future annual amortization	$29,199

Warranty Provision
The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. As of March 31, 2006 and 2005, the accrued warranty liability was $0.2 million and $0.5 million, respectively. The activities in the warranty provision for the years ended March 31, 2006, and 2005 consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$470	$379
Costs incurred and charged against reserve	(352)	(270)
Provision for warranty	87	154

Balance at end of period	$205	$263

Revolving Line of Credit and Equipment Financing Arrangements
In November 2004, the Company entered into an agreement with Comerica Bank for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add an equipment financing line of $3.0 million. As of December 31, 2005 and 2004 we had $4.0 million under this line. As of March 31, 2006 the Company has no balance on this line.
The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivable, certain equipment, tenant improvements or other personal property of the Company financed pursuant to the agreement and bear an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least 80% of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in cash or investments with the lender and a minimum of $25.0 million in unrestricted cash in total. As of March 31, 2006 the Company has no balance on this line.
In addition, the company financed a portion of its equipment purchases under an equipment financing arrangement with General Electric Capital. The loans are to be repaid over 36 to 48 months at interest rates ranging from 7.4% to 9.9%. At March 31, 2006, there was no credit available under this arrangement and the balance due was $1.2 million.
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
Stock-Based Compensation
Adoption of SFAS 123(R)
Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, stock-based compensation cost has been recognized in the quarter ended March 31, 2006 in the statement of operations for stock awards granted after December 31, 2005 and for stock awards granted prior to but unvested as of January 1, 2006.
Determining Fair Value
Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility— Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past 5 years to estimate expected volatility, which matches the expected term of the option grant.
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.
Fair Value—The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2006 and 2005 was estimated using the following weighted- average assumptions.

	Three Months Ended March 31,
	2006	2005
Option Plan Shares

Expected Term (in years)	5	4
Volatility	0.98	0.96
Expected Dividends	$0.00	$0.00
Risk Free Interest Rates	4.50%	3.75%
Estimated Forfeitures	11.64%	—
Weighted Average Fair Value	7.10	10.30

ESPP Shares

Expected Term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	0.49 - 0.53	0.49 - 0.68
Expected Dividends	$0.00	$0.00
Risk Free Interest Rates	4.50 - 4.59%	2.85 - 3.38%
Weighted Average Fair Value	3.94	4.18
Stock Compensation Expense—The Company recorded $1.7 million of stock-based compensation for the three months ended March 31, 2006. The following table is a summary of the major categories of stock compensation expense for the quarter ended March 31, 2006.

Three Months
(amount in thousands)	Ended March 31, 2006
Stock Compensation Expense
Cost of product sales	$174
Research and development	593
Selling, general and administrative	956

Total Stock Compensation Expense	$1,723

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
As of March 31, 2006 the total compensation cost related to unvested stock based awards under the company’s 1997 Stock Option Plan (1997 Plan) but not yet recognized was approximately $14.8 million including estimated forfeitures of $1.7 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.

At March 31, 2006, the total compensation cost related to options to purchase the Company’s common shares under the Employee Stock Purchase Plan (ESPP) but not yet recognized was approximately $0.7 million. This cost will be amortized on a straight-line basis over the two year “Offering Period,” as such term is defined in the ESPP.
Stock Option Activity
The company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity under Cepheid’s 1997 Plan and ESPP. :

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Options
Outstanding at December 31,2005	6,643,899	$6.53
Granted	97,700	9.39
Exercised	(320,988)	4.76
Forfetures and Cancellations	(35,545)	9.55

Outstanding at March 31, 2006	6,385,066	6.65	7.5	$17.4

Ending Vested and Expected to Vest	6,025,283	6.53	0.4	17.1
Exercisable at March 31, 2006	3,454,106	5.20	6.5	14.3

ESPP
Purchase Date January 1, 2006	63,464	7.23
Ending Vested and Expected to Vest	196,883	7.23	0.8	0.4
Pro-forma Disclosure
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to January 1, 2006. For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

Three
Months
Ended
March 31,
2005
Net loss as reported	$(3,458)
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of tax related effects	(1,784)

Pro forma net loss	$(5,242)

Basic and diluted net loss per share:
As reported	$(0.08)
Pro forma	$(0.12)
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
(amounts in thousands, except per share data)	2006	2005
Net Loss	$(6,672)	$(3,458)

Basic and Diluted:
Weighted-average shares of common stock outstanding	44,946	42,245
Less: weighted average shares subject to repurchase	—	—

Shares used in computing basic and diluted net loss per share	44,946	42,245

Basic and diluted net loss per share	$(0.15)	$(0.08)

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

	Three Months Ended March 31,
(amounts in thousands)	2006	2005
Net Loss	$(6,672)	$(3,458)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	62
Unrealized gain (loss) on available-for-sale securities	(24)	1

Comprehensive loss	$(6,709)	$(3,395)

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. This resulted as certain items became significant in the current year and were presented separately on the face of the financial statements.
2. Segment and Significant Concentrations
The Company and its wholly owned subsidiary operate in only one business segment.
The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended March 31, 2006, there was one direct customer that represented 63% of total product sales. For the three months ended March 31, 2005, there were two direct customers that represented 68% and 12% of total product sales, respectively. The Company has distribution agreements with Fisher Scientific Company L.L.C. (Fisher) to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of our product sales by geographic regions for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(as % of total product sales)
Product Sales:
North America	90%	96%
Europe	7	3
Japan and other	3	1

Total Product Sales	100%	100%

Information about sales through our distributors by geographic regions as a percentage of total product sales is listed below for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(as % of total product sales)
Product Sales through Distributors in:
North America	8%	6%
Europe	6	3
Japan and other	3	1

Total Product Sales through Distributors	17%	10%

Cepheid operates in three market areas: Clinical Molecular Diagnostics (Clinical), Industrial and Biothreat markets. The following table illustrates product revenues in the three market areas as a percentage of total product sales for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(as % of total product sales)
Product Sales by Market :
Clinical	19%	8%
Industrial	18	12
Biothreat	63	80

Total Product Sales	100%	100%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total assets or total property, plant and equipment in any period presented.
3. Patent License Agreements
In April 2004, the Company entered into a patent license agreement with Applera Corporation, through its Applied Biosystems business group (ABI) and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with Roche, effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $24.5 million has been paid as of March 31, 2006, and $7.7 million will be paid in the remainder of 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The effective interest rate used to calculate the present value of the discounted payments was 4.0% for both the Roche and ABI licenses.
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
In November 2005, Cepheid entered into a license agreement with DxS Limited (DxS), a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time Polymerase Chain Reaction (PCR) detection of nucleic acid amplification. This amends a December 2004 agreement, which provided for license rights to develop and commercialize license technology in the environmental, veterinarian, forensics identity relationship testing, and agricultural fields. Under the Agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell assay products incorporating the licensed technology in the human in vitro diagnostics field.

4. Collaboration Profit Sharing
Collaboration profit sharing represents the amount the Company pays to ABI under its collaboration agreement to develop reagents for use in the Biohazard Detection System (BDS) developed for the United States Postal Service (USPS). Under the agreement, a computed gross margin on anthrax cartridge sales is shared equally between the two parties. As of March 31, 2006 and 2005, the accrued profit sharing liability was $2.1 million and $2.2 million, respectively. Collaboration profit sharing expense was $3.8 million and $3.6 million for the three months ended March 31, 2006 and 2005, respectively. The total revenues and cost of sales related to these cartridge sales is included in the respective balances in the statement of operations.
5. Common Stock Offering
On March 13, 2006 the Company received proceeds of approximately $80.6 million, net of expenses of $5.4 million, from the sale of 10,000,000 shares of common stock at a price of $8.60 per share in an underwritten public offering. On April 5, 2006 the underwriters of this offering exercised their over allotment option and purchased an additional 1,419,910 shares of common stock at a price of $8.60 per share and the Company received additional proceeds of $11.3 million, net of expenses of $0.9 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual USPS funding and deployment of the BDS; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” in our annual report on Form 10-K and elsewhere in this report, and we can not guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its ABI and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with Roche, each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $24.5 million had been paid as of March 31, 2006, and $7.7 million will be paid in the remainder of 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.
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
In November 2005, Cepheid entered into a license agreement with DxS , a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification. This amends a December 2004 agreement, which provided for license rights to develop and commercialize license technology in the environmental, veterinarian, forensics identity relationship testing, and agricultural fields. Under the Agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell test products incorporating the licensed technology in the human in vitro diagnostics field.
Sales Channels
We sell our products through both direct and other distribution channels. In the United States, we sell through our direct sales force in the industrial and clinical molecular diagnostics markets, as well as through a non-exclusive distributor, Fisher, in the industrial market. Additional sales occur through our collaborations including Becton, Dickinson and Company and Veridex. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand our sales efforts into other territories throughout the world by adding distributors and entering into collaboration agreements.

Revenues
Currently, we derive our revenue primarily from the sales of our two instrument platforms and associated reagents and disposables in the clinical, industrial, and biothreat markets and to a lesser extent from contract and government sponsored research revenue.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual and stock based compensation to be critical accounting policies. Inherent in our determination of when to recognize revenue and how to evaluate our intangible assets, and in our calculation of our inventory reserve, warranty accrual and stock compensation expense, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that other than the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, stock-based compensation cost has been recognized in the quarter ended March 31, 2006 in the statement of operations for stock awards granted after December 31, 2005 and for stock awards granted prior to but unvested as of January 1, 2006. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We use the historical volatility for the past 5 years to estimate expected volatility, which matches the expected term of the option grant. The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our stock awards. We recorded $1.7 million of stock-based compensation expense for the three months ended March 31, 2006.
As of March 31, 2006 the total compensation cost related to unvested stock based awards under the company’s stock options plans but not yet recognized was approximately $14.8 million including estimated forfeitures of $1.7 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
At March 31, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.7 million. This cost will be amortized on a straight-line basis over the two year “Offering Period.” Stock compensation expense broken down by major categories in the statement of operations for the three months ended March 31, 2006 is as follows (in thousands):

Three Months
(amount in thousands)	Ended March 31, 2006
Stock Compensation Expense
Cost of product sales	$174
Research and development	593
Selling, general and administrative	956

Total Stock Compensation Expense	$1,723

Results of Operations
Comparison of the Three Months Ended March 31, 2006 and 2005
Revenues

	Three Months Ended March 31,
(amounts in thousands)	2006	2005	% change
Revenues:
Instrument sales	$4,538	$6,360	-29%
Reagent and disposable sales	14,734	12,392	19%

Total Product Sales	19,272	18,752	3%
Contract revenues	611	646	-5%
Grant and government sponsored research revenue	278	168	65%

Total revenues	$20,161	$19,566	3%

Total revenues increased 3% to $20.2 million in the first three months of 2006 from $19.6 million for the same period in the prior year which was driven by 89% product sales increase in our clinical and industrial markets offset by the planned decrease in GeneXpert modules sales to the USPS as Phase II installation of the Biohazard Detection Systems was completed in the fourth quarter of 2005.
Product Sales
Total product sales for the first quarter ended March 31, 2006 increased 3% to approximately $19.3 million from approximately $18.8 million for the corresponding prior year period. The increase in product sales for the quarter was driven by strong product sales growth in the clinical and industrial markets of 89% offset by the planned decrease in GeneXpert module sales to the United States Postal Service (USPS). Our Clinical product sales increased 131% to $3.7 million in the first quarter of 2006 from $1.6 million in the first quarter of 2005 and represented 19% of our total product sales for the quarter of 2006 as compared to 8% of total product sales for the first quarter of 2005. Our industrial product sales increased 58% to $3.5 million in the first quarter of 2006 from $2.2 million in the first quarter of 2005 and represented 18% of total product sales in the first quarter of 2006 as compared to 12% of total product sales in the first quarter of 2005. Our Biothreat product sales decreased by 19% to $12.1 million in the first quarter of 2006 from $15.0 million in the first quarter of 2005 and represented 63% of the total product sales in the first quarter of 2006 as compared to 80% in the first quarter of 2005. In the first three months of 2006, product sales to Northrop Grumman and Smiths Detections represented 63% and 0% of total product sales. In the first three months of 2005, product sales to Northrop Grumman and Smiths Detection represented 68% and 12% of total product sales. In the three months ended March 31, 2006 and 2005, product sales through distributors represented 17% and 10%, respectively, of our total product sales (including instruments, reagents and disposables). The following table provides a breakdown of our product sales by geographic regions for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(as % of total product sales)
Product Sales:
North America	90%	96%
Europe	7	3
Japan and other	3	1

Total Product Sales	100%	100%

Information about sales through our distributors by geographic regions as a percentage of total product sales is listed below for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(as % of total product sales)
Product Sales through Distributors in:
North America	8%	6%
Europe	6	3
Japan and other	3	1

Total Product Sales through Distributors	17%	10%

Cepheid operates in three market areas: Clinical Molecular Diagnostics (Clinical), Industrial and Biothreat markets. The following table illustrates product revenues in the three market areas as a percentage of total product sales for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(as % of total product sales)
Product Sales by Market :
Clinical	19%	8%
Industrial	18	12
Biothreat	63	80

Total Product Sales	100%	100%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.
Other Revenues
The increase in other revenue for the quarter as compared to the corresponding prior year period was due primarily to the increase in grant and government sponsored research revenue. The increase in grant and government sponsored research revenue was driven by an increase in revenue from the Company’s grant from the National Cancer Institute. Other revenues will fluctuate period to period as we enter new government sponsored and commercial arrangements.

Costs and Operating Expenses

	Three Months Ended March 31,		%
(amounts in thousands)	2006	2005	Change
Costs and operating expenses:
Cost of product sales	$11,393	$10,274	11%
Collaboration profit sharing	3,811	3,606	6%
Research and development	5,829	4,506	29%
Selling, general and administrative	6,146	4,555	35%

Total costs and operating expenses	$27,179	$22,941	18%

Cost of Product Sales
Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 11% to $11.4 million during the three months ended March 31, 2006 compared to $10.3 million during the same period in the prior year. The gross margin percentage on product sales for the quarter ended March 31, 2006 decreased to 41% from 45% for the prior year quarter. The decline in product gross margin percentage was driven primarily by unfavorable product mix as compared to the prior year comparable period. The cost of product sales for the first quarter ended included $0.2 million of stock compensation expense which had an impact of 1% on our product gross margin percentage for the quarter.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $3.8 million and $3.6 million in the three months ended March 31, 2006 and 2005, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
Research and Development Expenses
Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 29% to $5.8 million for the three months ended March 31, 2006 from $4.5 million for the same period in the prior year. This increase resulted primarily from a $0.8 million increase in salaries and personnel-related expenses, including stock option compensation, a $0.3 million increase in clinical trial costs, and a $0.2 million increase in regulatory consulting. Stock compensation expense included in research and development for the three months ended March 31, 2006 was $0.6 million. We expect that our quarterly research and development expenses will increase during the remainder of 2006 as we increase our assay development costs and incur additional clinical trial costs related to the clinical trials for our MRSA/MSSA tests as well as costs associated with other development arrangements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 35% to $6.1 million in the first three months of 2006 from $4.6 million in the same period from the prior year. The increase included a $1.3 million increase in salaries and personnel -related expenses, including stock option compensation, a $0.1 million increase in commission expense, and $0.1 million increase in other expenses. These increases were due to an expansion of our direct sales force, increased marketing and product support personnel, and promotional costs to support the clinical molecular diagnostics market. Stock compensation expense included in selling, general and administrative for the three months ended March 31, 2006 was $0.9 million. We expect our selling and marketing costs to increase during the remainder of 2006 as we expand our efforts in the clinical molecular diagnostics market.

Other Income (Expenses), Net

	Three Months Ended March 31,		%
(amounts in thousands)	2006	2005	Change
Other income (expenses), net:
Interest income	$512	$342	50%
Interest expense	(219)	(314)	-30%
Foreign exchange gain (loss)	53	(111)	-148%

Total other income (expenses), net	$346	$(83)	-517%

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $0.5 million in the first three months of 2006 from $0.3 million for the same period in 2005. The increase was due to additional cash balances resulting from proceeds of our public offering of common stock during the quarter. Interest expense decreased to $0.2 million in the first three months of 2006 from $0.3 million for the same period in 2005. The decrease in interest expense was primarily due to paying off our lines of credit during the quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
As of March 31, 2006, we had $109.4 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash increased in the first quarter of 2006 by $71.5 million. The increase in cash can be attributed primarily to net proceeds of approximately of $80.6 million from the sale of 10,000,000 shares of common stock. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.
Net cash used in operating activities was $0.9 million and $1.1 million in the quarters ended March 31, 2006 and 2005, respectively. In the quarter ended March 31, 2006, net cash used in operating activities primarily consisted of $9.8 million in cost of sales, $4.8 in research and development costs, $4.9 million in selling, general and administrative expenses, a $3.8 million payment on collaboration profit sharing, a $1.6 million increase in prepaid and other current assets, largely offset by $22.4 million in cash from customers, a decrease of $0.5 million in inventory, and a $1.1 million increase in accounts payable and accrued liabilities. In the quarter ended March 31, 2005, net cash used in operating activities primarily consisted of $9.3 million in cost of sales, $4.3 million in research and development costs, $4.3 million in selling, general and administration expenses, a $3.6 million payment on collaboration profit sharing, a $1.5 million increase in prepaid and other current assets, a $1.4 million increase in inventory, largely offset by $20.6 million in cash received from customers , $2.7 million increase in accounts payable and accrued liabilities..
Net cash used in investing activities was $30.9 million and $1.7 million in the quarters ended March 31, 2006 and 2005, respectively. Net cash used primarily consisted of purchases of marketable securities in 2006 and capital expenditures in 2005.
Net cash provided by financing activities was $75.5 million and $0.9 million in the quarters ended March 31, 2006 and 2005, respectively. The $75.5 million provided in the quarter ended March 31, 2006 consisted of proceeds of $82.6 million from sales of common stock, including net proceeds of $80.6 million from our March 2006 common stock offering and $2.0 million from sales of common stock under our employee equity incentive plans, partially offset by repayments of $7.1 million on our equipment loans. The $0.9 million provided in the quarter ended March 31, 2005 consisted of proceeds from sales of common stock under our employee equity incentive plans partially offset by $0.6 million in payments on our equipment loans.
On April 5, 2006 the underwriters of the March 13th common stock offering exercised their over allotment and purchased an additional 1,419,910 shares of common stock at a price of $8.60 per share and the Company received additional proceeds of $11.3 million, net of expenses of $0.9 million.

Off-Balance-Sheet Arrangements
As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2006, we expect to spend approximately $2.0 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2006. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next twelve months. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2006, a complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc. and University of Utah Research Foundation, was served on Cepheid. The complaint alleges that Cepheid infringes certain patents licensed by the University of Utah Research Foundation to Idaho Technology, Inc. The complaint seeks declaratory and injunctive relief, damages, attorneys’ fees and costs. There has been no discovery to date and no trial is scheduled. We believe that we have meritorious defenses to this action and if the claims are not withdrawn, intend to defend the claims vigorously.
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
We may not achieve profitability.
We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2006. We experienced net losses of approximately, $17.5 million in 2003, $13.8 million in 2004, $13.6 million in 2005 and $6.7 million in the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of approximately $114.2 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of the new accounting for share-based payments such as stock options. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
Our participation in the USPS BDS program and other similar programs may not result in predictable contracts or revenues.
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
If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We are in the process of researching and developing several tests, including a MRSA/MSSA test. Many factors may affect the market acceptance and commercial success of our products, including:
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
In particular, we believe that the success of our business will depend in large part on our ability to commercialize our products for the clinical market. Our current reliance on revenues from the USPS BDS program has resulted in substantial revenue concentrations in recent periods. We believe that successfully building our business in the clinical market is critical to our long-term goals and success. We have limited experience operating in the clinical market and, as a result, we have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the clinical market. If we cannot successfully penetrate the clinical market to exploit these licenses, ongoing payments that we have agreed to make under them could significantly harm our business and operating results in future periods.

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
Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only the GBS and MRSA tests developed by IDI for use on the SmartCycler have received FDA clearance. Through the first quarter ended March 31, 2006 we have sought approval from the FDA for our GBS GeneXpert product. In April 2006, we sought approval from the FDA for our Enterovirus GeneXpert product. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. With regard to those future products for which we will seek 510(k) clearance or premarket approval from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.
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
Concerns about other national and international crises may increase public interest in products such as ours, which may not necessarily reflect improved operating results.
Concerns about recent perceived international crises, such as the spread of avian influenza, or bird flu, or West Nile viruses, or severe acute respiratory syndrome (SARS) may increase public interest in products or technologies such as ours, even if there are no commercially available products for such applications. This increased interest could affect the market price of our common stock, despite the fact that we have not achieved any material revenues from these applications. In addition, public concern over these issues could wane over time, which could result in a decline in the market price of our common stock. We cannot assure you that any products that we may develop to address any such concerns will result in any material revenues to us.
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
Several companies provide instruments and reagents for DNA amplification or detection. ABI, Roche, Bio-Rad Laboratories and Stratagene sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. Roche, Abbott Laboratories and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical market. Other companies, including Becton, Dickinson and Company, Bayer and bioMerieux, offer molecular tests.
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
Because these and other factors may be beyond our control, the development or commercialization of our products may be delayed or otherwise adversely affected.
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
We have a relatively small sales force compared to our competitors. If our direct sales force is not successful, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned commercial expansion of our business in the marketplace.
If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.
We depend on relationships with distributors for the marketing and sales of our products in the industrial and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 14% and 20% of total product sales for 2005 and 2004, respectively, and 17% for the first quarter in 2006. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. We also rely on various distributors for our sales of SmartCycler in Europe, China, Mexico and other parts of the world. Relying on distributors for our sales and marketing could harm our business for various reasons, including:
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

We may be subject to third-party claims that require additional licenses for our products and we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. In addition, Idaho Technology, Inc. and University of Utah Research have sued us claiming that we infringe certain patents. Litigation is inherently unpredictable and therefore, we cannot assure you of the ultimate outcome of this matter. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to claims of patent infringement could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.
If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.
Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that includes technologies that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some technology and have licensed some of our technology under patents of others. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over applications submitted by third parties or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.
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
Our sales cycle, particularly in the industrial market and clinical market, can be lengthy, which can cause variability and unpredictability in our operating results.
The sales cycles for our products, particularly in the industrial market and the clinical market, can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.
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

Our SmartCycler and GeneXpert products will be distributed in Europe under the CE IVD mark, and we intend to introduce additional products under the CE IVD mark as we pursue our expansion plans. Our use of the CE IVD mark is based on self declarations of conformity with stated directives and standards of the European Parliament and Council and is subject to review by competent authorities in Europe. To date, our products and use of self-declarations have not been reviewed by any competent authority. If our products are reviewed, a competent authority may find that our products do not comply with stated directives and standards. Any finding of non-conformity could prevent or otherwise adversely affect our ability to distribute products in Europe and result in other consequences, including both criminal sanctions, such as the imposition of fines or penalties, and civil claims for damages from persons suffering damage as a result of the non-conformity.
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
Although we recently completed a public offering, we may need to engage in additional equity or debt financing to support business growth and respond to business challenges, which include the need to develop new products or enhance existing products, conduct clinical trials, enhance our operating infrastructure and acquire complementary businesses and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock, and may include right preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Compliance with regulations governing public company corporate governance and reporting is complex and expensive.
Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ National Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures necessitates substantial management time and oversight and requires us to incur significant additional accounting and legal costs
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

* These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4th day of May, 2006.

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

* These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.