Form 10-Q
period 2006-06-30
CEPHEID
filed 2006-08-08
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☐ Yes ☑ No
As of June 30, 2006, there were 54,608,072 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2006
Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,444	$16,072
Marketable securities	80,450	21,150
Accounts receivable	10,747	13,976
Inventory	9,156	7,989
Prepaid expenses and other current assets	1,558	583

Total current assets	133,355	59,770
Property and equipment, net	14,291	13,000
Restricted cash	661	661
Intangible assets, net	28,540	29,757

Total assets	$176,847	$103,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,588	$9,293
Accrued compensation	3,258	3,191
Accrued royalties	2,317	3,115
Accrued collaboration profit sharing	3,843	4,371
Accrued other liabilities	3,038	2,441
Current portion of deferred revenue	3,026	2,963
Current portion of license fees payable	7,104	8,538
Line of credit	—	4,000
Current portion of equipment financing	822	2,297

Total current liabilities	32,996	40,209

Long term portion of deferred revenue	3,471	4,402
Long term portion of license fees payable	—	387
Long term portion of equipment financing,	59	2,052
Deferred rent	789	735
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	249,741	155,347
Additional paid-in capital	10,905	7,518
Accumulated other comprehensive income	101	39
Accumulated deficit	(121,215)	(107,501)

Total shareholders’ equity	139,532	55,403

Total liabilities and shareholders’ equity	$176,847	$103,188

(1)	The balance sheet at December 31, 2005 has been derived from the Company’s audited financial Statements, which are included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Instrument sales	$4,030	$7,262	$8,568	$13,621
Reagent and disposable sales	14,852	12,942	29,586	25,334

Total Product Sales	18,882	20,204	38,154	38,955
Contract revenues	677	743	1,288	1,390
Grant and government sponsored research revenues	288	437	566	605

Total revenues	19,847	21,384	40,008	40,950

Costs and operating expenses:
Cost of product sales	11,683	11,743	23,076	22,017
Collaboration profit sharing	3,843	3,602	7,654	7,208
Research and development	5,807	4,538	11,636	9,044
Selling, general and administrative	6,921	5,036	13,067	9,591

Total costs and operating expenses	28,254	24,919	55,433	47,860

Loss from operations	(8,407)	(3,535)	(15,425)	(6,910)
Other income (expenses), net	1,365	(100)	1,711	(183)

Net loss	$(7,042)	$(3,635)	$(13,714)	$(7,093)

Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.28)	$(0.17)

Shares used in computing basic and diluted net loss per share	54,518	42,465	49,758	42,355

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(13,714)	$(7,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock compensation expense	3,637	—
Depreciation and amortization	2,273	1,729
Amortization of intangible assets	1,317	1,254
Amortization of imputed interest	180	346
Stock-based compensation related to consulting services rendered:	—	2
Deferred rent	54	55
Unrealized loss on investments	6	—
Changes in operating assets and liabilities:
Accounts receivable	3,230	2,014
Inventory	(1,167)	(1,754)
Prepaid expenses and other current assets	(975)	(912)
Accounts payable and other current liabilities	(434)	4,906
Deferred revenue	(868)	(1,946)
Accrued compensation	67	(242)

Net cash used in operating activities	(6,394)	(1,641)

INVESTING ACTIVITIES:
Capital expenditures	(3,565)	(4,015)
Payments for technology licenses	(2,101)	(2,060)
Proceeds from maturities of marketable securities	15,250	9,575
Purchases of marketable securities	(74,550)	(9,325)

Net cash used in investing activities	(64,966)	(5,825)

FINANCING ACTIVITIES:
Net proceeds from the sales of common shares	94,144	1,799
Principal payments of line of credit	(4,000)	—
Proceeds from equipment financing	—	2,045
Principal payments under equipment financing	(3,468)	(1,119)

Net cash provided by financing activities	86,676	2,725

Effect of exchange rate change on cash	56	—
Net increase (decrease) in cash and cash equivalents	15,372	(4,741)
Cash and cash equivalents at beginning of period	16,072	23,189

Cash and cash equivalents at end of period	$31,444	$18,448

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
Cepheid (the Company) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical molecular diagnostic market, the industrial market, and the biothreat market. The Company’s systems enable rapid, sophisticated genetic testing of organisms by automating otherwise complex manual laboratory procedures.
The condensed consolidated balance sheet at June 30, 2006, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. The condensed consolidated balance sheet information as of December 31, 2005 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The reserve was $0.4 million and $0.1 million at June 30, 2006 and December 31, 2005, respectively. The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Raw Materials	$5,900	$6,042
Work in Process	1,125	565
Finished Goods	2,131	1,382

	$9,156	$7,989

Intangible Assets
As of June 30, 2006, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations.
Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. The Company reviews intangible assets for impairment under Statement of Financial Accounting Standards No. 144,”Accounting for Impairment or Disposal of Long-Lived Assets”. This impairment review is conducted at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired and not recoverable. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of the use of acquired assets, the strategy for the overall business, or significant negative industry or economic trends. There was no impairment charge recorded during the first six months of 2006.
Amortization expense of intangible assets was $0.7 million for the three months ended June 30, 2006 and 2005, and $1.3 million for the six months ended June 30, 2006 and 2005. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of June 30, 2006 is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2006 (remaining six months)	$1,316
2007	2,630
2008	2,630
2009	2,621
2010	2,572
2011-2024	16,771

Total expected future annual amortization	$28,540

Warranty Accrual
The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. A provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty accrual is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. As of June 30, 2006 and 2005, the accrued warranty liability was

$0.2 million and $0.4 million respectively. The activity in the warranty accrual for the three and six months ended June 30, 2006 and June 30, 2005 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$205	$263	$470	$379
Costs incurred and charged against reserve	(27)	(96)	(379)	(366)
Provision for warranty	17	256	104	410

Balance at end of period	$195	$423	$195	$423

Revolving Line of Credit
In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add an equipment financing line of $3.0 million. As of December 31, 2005 the Company had $4.0 million under this line. As of June 30, 2006 the Company had no borrowings under this line.
The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivable, certain equipment, tenant improvements or other personal property of the Company financed pursuant to the agreement and bear an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least 80% of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in cash or investments with the lender and a minimum of $25.0 million in unrestricted cash in total. As of June 30, 2006 the Company had no balance outstanding under this line.
In addition, the company financed a portion of its equipment purchases under an equipment financing arrangement with General Electric Capital. The loans are to be repaid over periods ranging from 36 to 48 months at interest rates ranging from 7.4% to 9.9%. At June 30, 2006, there was no credit available under this arrangement and the balance due was $0.9 million.
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
The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products during 2006.
Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements and fees for services rendered under research and development arrangements. Contract revenue related to technology licenses is generally fully recognized only after both the license period has commenced, the technology has been delivered and no further involvement of the Company is required. For example, the $10.0 million license execution fee from the bioMerieux collaboration in 2003 was deferred and is being amortized over the period of approximately five years. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, stock-based compensation cost has been recognized in the year to date period ended June 30, 2006 in the statement of operations for stock awards granted or modified after December 31, 2005 and for stock awards granted prior to but unvested as of January 1, 2006.
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
Fair Value—The fair value of the Company’s stock options granted to employees and ESPP shares for the three and six months ended June 30, 2006 and 2005 was estimated using the following weighted- average assumptions.

Fair Value

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Option Plan Shares

Expected Term (in years)	5	4	5	4
Volatility	0.97	1.00	0.97	1.00
Expected Dividends	$0.00	$0.00	$0.00	$0.00
Risk Free Interest Rates	4.93%	3.80%	4.90%	3.78%
Estimated Forfeitures	$0.13	—	$0.13	—
Weighted Average Fair Value	6.81	9.11	6.82	9.47

ESPP Shares

Expected Term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	0.49 - 0.53	0.49 - 0.68	0.49 - 0.53	0.49 - 0.68
Expected Dividends	$0.00	$0.00	$0.00	$0.00
Risk Free Interest Rates	4.50 - 4.59%	2.85 - 3.38%	4.50 - 4.59%	2.85 - 3.38%
Weighted Average Fair Value	3.94	4.18	3.94	4.18
Stock Compensation Expense—The Company recorded $1.9 million and $3.6 million of stock-based compensation for the three and six months ended June 30, 2006. The following table is a summary of the major categories of stock compensation expense for the three and six months ended June 30, 2006.

	Three Months	Six Months
(amount in thousands)	Ended June 30, 2006	Ended June 30, 2006

Stock Compensation Expense
Cost of product sales	$204	$378
Research and development	725	1,318
Selling, general and administrative	985	1,941

Total Stock Compensation Expense	$1,914	$3,637

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
As of June 30, 2006 the total compensation cost related to unvested stock based awards under the Company’s 1997 Stock Option Plan (1997 Plan) but not yet recognized was approximately $17.7 million which is net of estimated forfeitures of $4.4 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
At June 30, 2006, the total compensation cost related to options to purchase the Company’s common shares under the Employee Stock Purchase Plan (ESPP) but not yet recognized was approximately $0.5 million. The cost will be amortized on a straight-line basis over the two year “Offering Period,” as such term is defined in the ESPP.

Stock Option Activity
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity Cepheid’s 1997 Plan and ESPP:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Options
Outstanding at December 31,2005	6,643,899	$6.53
Granted	1,505,920	9.05
Exercised	(369,362)	4.39
Forfetures and Cancellations	(355,353)	9.05

Outstanding at June 30, 2006	7,425,104	$7.01	7.49	$15.4

Ending Vested and Expected to Vest	6,849,591	$6.85	5.4	$15.2
Exercisable at June 30, 2006	3,759,016	5.42	6.4	13.60

ESPP
Purchase Date January 1, 2006	63,464	$7.23
Ending Vested and Expected to Vest	229,169	7.42	0.59	$0.3
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

	Three Months	Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net loss as reported	$(3,635)	$(7,093)
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of tax related effects	(2,209)	(3,994)

Pro forma net loss	$(5,844)	(11,087)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.17)
Pro forma	$(0.14)	$(0.26)
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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2006	2005	2006	2005

Net Loss	$(7,042)	$(3,635)	$(13,714)	$(7,093)

Basic and Diluted:
Weighted-average shares of common stock outstanding	54,518	42,465	49,758	42,355
Less: weighted average shares subject to repurchase	—	—	—
Shares used in computing basic and diluted net loss per share	54,518	42,465	49,758	42,355

Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.28)	$(0.17)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2006	2005	2006	2005

Net Loss	$(7,042)	$(3,635)	$(13,714)	$	(7,093)
Other comprehensive income (loss):
Foreign currency translation adjustments	69	99	56		161
Unrealized gain on available-for-sale securities:	30	1	6		2

Comprehensive loss	$(6,943)	$(3,535)	$(13,652)		$(6,930)

2. Segment and Significant Concentrations
The Company and its wholly owned subsidiary operate in only one business segment.
The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended June 30, 2006 there was one customer that accounted for 64% of product sales. For the six months ended June 30, 2006 there was one customer that accounted for 63% of product sales. For the three months ended June 30, 2005, there were two direct customers that represented 58% and 14% of total product sales. For the six months ended June 30, 2005, there were two direct customers that represented 63% and 13% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler systems in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Additionally, sales of SmartCycler occur through arrangements with GeneOhm Sciences, Inc. and Veridex. Information about sales by region as a percentage of total product sales for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales:
North America	91%	92%	91%	93%
Europe	8%	5%	7%	4%
Japan and other	1%	3%	2%	3%

Total Product Sales	100%	100%	100%	100%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total assets or total property and equipment in any period presented.
The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Additionally, sales occur through collaborations including GeneOhm Sciences, Inc. and Veridex. Information about sales through our distributors by geographic regions as a percentage of total product sales is listed below for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales through
Distributors in:
North America	8%	8%	8%	7%
Europe	4%	4%	4%	4%
Japan and other	1%	3%	2%	2%

Total Product Sales	13%	15%	14%	13%

Cepheid operates in three market areas: Clinical Molecular Diagnostics (Clinical), Industrial and Biothreat markets. The following table illustrates product revenues in the three market areas as a percentage of total product sales for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales by Market:
Clinical	21%	9%	20%	8%
Industrial	15%	19%	16%	16%
Biothreat	64%	72%	64%	76%

Total Product Sales	100%	100%	100%	100%

3. Patent License Agreements
In April 2004, the Company entered into a patent license agreement with Applera Corporation, through its Applied Biosystems group (ABI) and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $25.5 million had been paid as of June 30, 2006, the remaining $6.7 million will be paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.
The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties will be recorded as part of the cost of product sales when the related product sales are recognized.
4. Collaboration Profit Sharing
Collaboration profit sharing represents the amount the Company pays to ABI under its collaboration agreement to develop reagents for use in Biohazard Detection System (BDS) developed for the USPS. Under the agreement, a computed gross margin on anthrax cartridge sales is shared equally between the two parties. Collaboration profit sharing expense was $3.8 million and $3.6 million for the three months ended June 30, 2006 and 2005, respectively. Collaboration profit sharing expense was $7.6 million and $7.2 million for the six months ended June 30, 2006 and 2005, respectively. The total revenues and cost of sales related to these cartridge sales is included in the respective balances in the statement of operations.
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
6. Legal Proceedings
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as

“may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual USPS funding of the BDS; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen; development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” in our annual report on Form 10-K and elsewhere in this report, and we can not guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its ABI and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with Roche, each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, of which $25.5 million had been paid as of June 30, 2006, and $6.7 million will be paid in the remainder of 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

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
In November 2005, Cepheid entered into a license agreement with DxS , a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification, including, the human in vitro diagnostics field.
Sales Channels
We sell our products through both direct and other distribution channels. In the United States, we sell through our direct sales force in the industrial and clinical molecular diagnostics markets, as well as through a non-exclusive distributor, Fisher, in the industrial market. Additional sales occur through our arrangements with GeneOhm Sciences, Inc. and Veridex. In Europe, we sell primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through Cepheid SA, our French subsidiary, we have established additional distributors in Europe, the Middle East, India and South Africa. We expect to continue to expand our sales efforts into other territories throughout the world by adding distributors and entering into collaboration agreements.
Revenues
Currently, we derive our revenue primarily from the sales of our two instrument platforms and associated reagents and disposables in the clinical, industrial, and biothreat markets and to a lesser extent from contract and government sponsored research revenue.
In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux for bioMerieux to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our GeneXpert platforms. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement if any such products are introduced. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual and stock based compensation to be critical accounting policies. Inherent in our determination of when to recognize revenue and how to evaluate our intangible assets, and in our calculation of our inventory reserve, warranty accrual and stock compensation expense, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that other than the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, stock- based compensation cost has been recognized in the quarter and six months ended June 30, 2006 in the statement of operations for stock awards granted after December 31, 2005 and for stock awards granted prior to but unvested as of January 1, 2006. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We use the historical volatility for the past 5 years to estimate expected volatility, which matches the expected term of the option grant. The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our stock awards. We recorded $1.9 million and $3.6 million of stock-based compensation expense for the three and six months ended June 30, 2006, respectively.
As of June 30, 2006 the total compensation cost related to unvested stock based awards under the company’s stock option plans but not yet recognized was approximately $17.7 million, which is net of estimated forfeitures of $4.4 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
At June 30, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.5 million. This cost will be amortized on a straight-line basis over the two year “Offering Period.” Stock compensation expense broken down by major categories in the statement of operations for the three and six months ended June 30, 2006 is as follows (in thousands):

	Three Months	Six Months
(amount in thousands)	Ended June 30, 2006	Ended June 30, 2006

Stock Compensation Expense
Cost of product sales	$204	$378
Research and development	725	1,318
Selling, general and administrative	985	1,941

Total Stock Compensation Expense	$1,914	$3,637

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2006	2005	% change	2006	2005	% change

Revenues:
Instrument sales	$4,030	$7,262	-45%	$8,568	$13,621	-37%
Reagent and disposable sales	14,852	12,942	15%	29,586	25,334	17%

Total Product Sales	18,882	20,204	-7%	38,154	38,955	-2%
Contract revenues	677	743	-9%	1,288	1,390	-7%
Grant and government sponsored research revenue	288	437	-34%	566	605	-6%

Total revenues	$19,847	$21,384	-7%	$40,008	$40,950	-2%

Total revenues decreased 7% to $19.8 million and 2% to $40.0 million in the three and six months ended June 30, 2006, respectively, from $21.4 million and $41.0 million for the the three and six months ended June 30, 2005, respectively. For the three months ended June 30, 2006 revenues were affected by a 29% decrease in industrial market sales attributed to a realignment of government funding priorities, and a planned decrease in GeneXpert module sales to the United States Postal Service (USPS) as Phase II installation of the Biohazard Detection Systems was completed in the fourth quarter of 2005. For the six months ended June 30, 2006 the 2% decrease was primarily due to the planned decrease in the USPS sales and decreased Industrial sales cited above. These decreases were partially offset by a substantial increase in our clinical product sales for the three and six months ended June 30, 2006.
Product Sales
Total product sales for the three and six months ended June 30, 2006 decreased by 7% to $18.9 million and 2% to $38.1 million from approximately $20.2 million and $38.9 million for the three and six months ended June 30, 2005. The decrease in product sales was the result of an anticipated decrease in GeneXpert module sales to the United States Postal Service (USPS) and a decrease in industrial products attributed primarily to a realignment of government funding priorities. These decreases were partially offset by a substantial increase in clinical product sales. Total sales of USPS GeneXpert modules were $3.0 million and $6.6 million for the three and six months ended June 30, 2005. Accordingly, total sales of all other Cepheid products increased 10% and 18% for the three and six months ended June 30, 2006, compared to the same periods of 2005.
Clinical product sales increased 135% to $4.0 million and represented 21% of our total product sales for the three months ended June 30, 2006 from $1.7 million and 9% of total product sales for the three months ended June 30, 2005. Clinical product sales increased 133% to 7.7 million and represented 20% of our total product sales for the six months ended June 30, 2006 from $3.3 million and 8% of total product sales for the six months ended June 30, 2005. Clinical sales increases were driven by gains in both the instrument and reagent product categories. Cepheid launched CE IVD GeneXpert products for EV and GBS, and three additional CE IVD SmartCycler assays for CMV, EBV and VZV in Europe. In the United States, clinical sales were driven by increases in MRSA, GBS and ASR product sales.

Industrial product sales decreased 29% to $2.8 million and increased 2% to $6.2 million for the three and six months ended June 30, 2006 from $3.9 million and $6.1 million for the three and six months ended June 30, 2005. The decrease in the second quarter was due to a combination of factors, including purchase delays based on federal budget uncertainties, and redirection of government funds for special/unbudgeted projects. Additionally, new real time market entrants have also contributed to increased competitive pressures. Industrial sales represented 15% and 16% of total product sales for the three and six months ended June 30, 2006 as compared to 19% and 16% of total product sales for the three and six months ended June 30, 2005.
Biothreat product sales decreased by 17% to $12.1 million and 18% to $24.3 million for the three and six months ended June 30, 2006 from $14.6 million and $29.6 million, for the three and six ended months June 30, 2005. Biothreat sales represented 64% of the total product sales for the three and months ended June 30, 2006 as compared to 72% and 76% for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, product sales to Northrop Grumman represented 63% and 64% of total product sales. For the three and six months ended June 30, 2005, product sales to Northrop Grumman represented 58% and 63% of total product sales.
In the six months ended June 30, 2006 and 2005, product sales through distributors represented 14% and 13%, respectively, of our total product sales. The following table provides a breakdown of our product sales by geographic regions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales:
North America	91%	92%	91%	93%
Europe	8%	5%	7%	4%
Japan and other	1%	3%	2%	3%

Total Product Sales	100%	100%	100%	100%

No single country outside of the United States represented more than 10% of the Company’s total revenues in any period presented.

Information about sales through our distributors by geographic regions as a percentage of total product sales is listed below for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales through Distributors in:
North America	8%	8%	8%	7%
Europe	4%	4%	4%	4%
Japan and other	1%	3%	2%	2%

Total Product Sales	13%	15%	14%	13%

Cepheid operates in three market areas: Clinical Molecular Diagnostics (Clinical), Industrial and Biothreat markets. The following table illustrates product revenues in the three market areas as a percentage of total product sales for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales by Market:
Clinical	21%	9%	20%	8%
Industrial	15%	19%	16%	16%
Biothreat	64%	72%	64%	76%

Total Product Sales	100%	100%	100%	100%

Other Revenues
The decrease in other revenue for the quarter as compared to the corresponding prior year period was due primarily to the decrease in grant and government sponsored research revenue. Other revenues will fluctuate period to period as we enter new government sponsored and commercial arrangements.
Costs and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2006	2005	% change	2006	2005	% change

Costs and operating expenses:
Cost of product sales	$11,683	$11,743	-1%	$23,076	$22,017	5%
Collaboration Profit sharing	3,843	3,602	7%	7,654	7,208	6%
Research and development	5,807	4,538	28%	11,636	9,044	29%
Selling, general and administrative	6,921	5,036	37%	13,067	9,591	36%

Total costs and operating expenses	$28,254	$24,919	13%	$55,433	$47,860	16%

Cost of Product Sales
Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. Cost of product sales were $11.7 million and $23.1 million for the three and six months ended June 30, 2006 compared to $11.7 million and $22.0 million during the same period in the prior year. The gross margin percentage on product sales for the three months ended June 30, 2006 decreased to 38% from 42% for the prior year quarter. The decline in product gross margin percentage was driven primarily by unfavorable product mix as compared to the prior year comparable period. The cost of product sales for the three and six months ended June 30, 2006 included $0.2 million and $0.4 million of stock compensation expense respectively, whereas there were no stock compensation charges in 2005. This had the effect of a decrease of 1% on our product gross margin percentage for the three and six months ended June 30, 2006.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $3.8 million and $3.6 million in the three months ended June 30, 2006 and 2005, respectively. Collaboration profit sharing expense was $7.6 million and $7.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
Research and Development Expenses
Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 28% to $5.8 million for the three months ended June 30, 2006 from $4.5 million for the same period in the prior year and increased 29% to $11.6 million for the six months ended June 30, 2006 from $9.0 million for the same period in the prior year. For the three months ended June 30, 2006, the increase resulted primarily from a $0.9 million increase in salaries and personnel-related expenses, including stock option compensation, a $0.3 million increase outside consulting. Stock compensation expense included in research and development for the three months ended June 30, 2006 was $0.7 million. For the six months ended June 30, 2006, this increase resulted primarily from a $1.8 million increase in salaries and personnel related expenses, including stock option compensation, and an $0.8 million increase in outside consulting. Stock compensation expense included in research and development for the six months ended June 30, 2006 was $1.3 million. We expect that our quarterly research and development expenses will increase during the remainder of 2006 as we increase our assay development costs and incur additional clinical trial costs related to the clinical trials for our MRSA/MSSA tests as well as costs associated with other development activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 37% to $6.9 million for the three months ended June 30, 2006 from $5.0 million in the same period from the prior year, and increased 36% to $13.1 million for the six months ended June 30, 2006 from $9.6 million for the same period in the prior year. For the three months ended June 30, 2006, the increase included a $1.4 million increase in salaries and personnel related expenses, including stock option compensation, a $0.3 million increase in outside legal, accounting and consulting expense, and $0.2 million increase in other expenses. Stock compensation expense included in selling, general and administrative for the three months ended June 30, 2006 was $1.0 million. For the six months ended June 30, 2006, the increase included a $2.6 million increase in salaries and personnel related expenses, including stock option compensation, and a $0.4 million increase in outside consulting. Stock compensation expense included in selling, general and administrative for the six months ended June 30, 2006 was $1.9 million. We expect our selling and marketing costs to increase during the remainder of 2006 as we expand our efforts in the clinical molecular diagnostics market.
Other Income (Expenses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2006	2005	% change	2006	2005	% change

Other income (expenses), net:
Interest income	$1,380	$368	275%	$1,892	$710	166%
Interest expense	(106)	(279)	-62%	(325)	(592)	-45%
Foreign exchange gain (loss)	92	(189)	149%	145	(301)	148%

Total other income (expenses), net	$1,365	($100)	1466%	$1,711	($183)	1036%

Other income (expenses), net consists of interest income, interest expense and foreign exchange gain or loss. Interest income increased to $1.4 million and $1.9 million in the three and six months ended June 30, 2006 from $0.4 million and $0.7 million for the three and six months ended June 30, 2005. The increase was due to additional cash balances resulting from proceeds of our public offering of common stock in the first six months of 2006. Interest expense decreased to $0.1 million and $0.3 million in the three and six months ended June 30, 2006 from $0.3 million and $0.6 million for the three and six months ended June 30, 2005. The decrease in interest expense was primarily due to paying off the lines of credit during the quarter ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
As of June 30, 2006, we had $112.6 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our net cash inflow in the first six months of 2006 was $15.4 million comprised of $64.0 million in cash used in operations and $65.0 million in cash used in investing activities offset by $86.7 million in cash provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserver principal.
Net cash used in operating activities was $6.4 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006, net cash used in operating activities primarily consisted of $20.0 million in cost of product sales, $9.6 million in research and development costs, $10.8 million in selling, general and administrative expenses, $7.6 million in collaboration profit sharing,expense a $1.2 million increase in inventory, a $1.0 million increase in prepaid and other current assets, a $0.5 million decrease in accounts payable and accrued liabilities, largely offset by $42.3 million in cash from customers. For the six months ended June 30, 2005, net cash used in operating activities primarily consisted of $19.6 million in cost of sales, $8.6 million in research and development costs, $9.4 million in selling, general and administration expenses, a $7.2 million payment on collaboration profit sharing, a $1.0 million increase in prepaid and other current assets, a $1.8 million increase in inventory, largely offset by $41.1 million in cash received from customers , $4.9 million increase in accounts payable and accrued liabilities.
Net cash used in investing activities was $65.0 million and $5.8 million in the six months ended June 30, 2006 and 2005, respectively. Net cash used primarily consisted of purchases of marketable securities in 2006 and capital expenditures in 2005.
Net cash provided by financing activities was $86.7 million and $2.7 million in the six months ended June 30, 2006 and 2005, respectively. The $86.7 million provided in the six months ended June 30, 2006 consisted of proceeds of $94.1 million from sales of common stock, including net proceeds of $80.6 million from our March 2006 common stock offering and $11.3 million from the underwriters’ exercise of its over-allotment option in April 2006, and $2.5 million from sales of common stock under our employee equity incentive plans. This was partially offset by repayments of $7.5 million on our equipment loans and line of credit. The $2.7 million provided in the six months ended June 30, 2005 consisted of proceeds from $1.8 million of sales of common stock under our employee equity incentive plans, and net equipment financing of $0.9 million.
Off-Balance-Sheet Arrangements
As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs, and to obtain technology licenses. For the remainder of 2006, we expect to spend approximately $1.3 million for capital equipment. We expect to have negative cash flow from operations through at least the end of 2006. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next twelve months. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, and the availability of other financing.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve profitability.
We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2006. We experienced net losses of approximately, $17.5 million in 2003, $13.8 million in 2004, $13.6 million in 2005 and $13.7 million in the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of approximately $121.2 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of the new accounting for share-based payments such as stock options. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our participation in the USPS BDS program may not result in predictable contracts or revenues.
Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS. However, budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. There is no obligation on the part of the USPS to buy a minimum number of units or tests, we are subject to future spending patterns and budgetary cycles.
If we cannot successfully commercialize our products, our business could be harmed.
If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. We have recently received FDA clearance for our GBS test and we are in the process of researching and developing several tests, including a MRSA/MSSA test. Many factors may affect the market acceptance and commercial success of our products, including:
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
In the clinical market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (PMA), or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take longer. The premarket approval process is much more costly, lengthy, and uncertain and generally takes from one to two years or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our SmartCycler and GeneXpert systems, when used for clinical purposes, may require premarket approval and all such tests will most likely, at a minimum, require 510(k) clearance. We are in the process of conducting clinical trials of our proposed test products and are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.
Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only our GBS test has received received FDA clearance effective July 25, 2006. In April 2006, we sought approval from the FDA for our Enterovirus GeneXpert product. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. With regard to those future products for which we will seek 510(k) clearance or premarket approval from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.
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
We rely on third-party licenses to be able to sell many of our products, and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our instruments. We believe that manufacturing reagents and developing tests for our instruments is important to our business and growth prospects, but will require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.
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
Our success depends on the market’s confidence that we can provide reliable, high-quality molecular test systems. We believe that customers in the our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected; or our products are perceived as difficult to use. Despite testing, defects or errors could occur in our products or technologies. Furthermore, with respect to the BDS program, our products are incorporated into larger systems that are built and delivered by others; we cannot control many aspects of the final product.
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
We depend on relationships with distributors for the marketing and sales of our products in the industrial and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 14% and 20% of total product sales for 2005 and 2004, respectively, and 14% for the first six months of 2006. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Relying on distributors for our sales and marketing could harm our business for various reasons, including:
•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

•	we may not be able to renew existing distributor agreements on acceptable terms;

•	our distributors may not devote sufficient resources to the sale of products;

•	our distributors may be unsuccessful in marketing our products;

•	our existing relationships with distributors may preclude us from entering into additional future arrangements with other distributors; and

•	we may not be able to negotiate future distributor agreements on acceptable terms.
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
Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.
The sales cycles for our products can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.
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
Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the Nasdaq Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures necessitates substantial management time and oversight and requires us to incur significant additional accounting and legal costs
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
We held our 2006 Annual Meeting of Shareholders (“Annual Meeting”) on April 27, 2006.
At the Annual Meeting, shareholders voted on three matters: the election of three Class I directors to serve three year terms, the adoption of our 2006 Equity Incentive Plan and the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.
At the Annual Meeting, John L. Bishop, Thomas D. Brown and Dean O. Morton were elected as Class I directors.

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
John L. Bishop	47,700,322	—	—	1,133,595	—
Thomas D. Brown	47,762,621	—	—	1,071,296	—
Dean O. Morton	46,684,043	—	—	2,149,874	—
At the Annual Meeting, the 2006 Equity Incentive Plan was adopted as follows:

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
2006 Equity Incentive Plan	21,645,156	7,872,796	85,022	—	—

At the Annual Meeting, the appointment of Ernst & Young LLP was ratified as follows:

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
Ernst & Young LLP	48,659,444	108,913	65,560	—	—
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1	Separation Agreement dated June 14, 2006, by and between the Company and William A. McMillan.					X

10.2	2006 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.	8-K	000-30755	99.1	5/2/2006

31.1	Certification of Chief Executive Officer					X
pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.2	Certification of Chief Financial Officer					X
pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer					X
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer					X
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 8th day of August, 2006.

CEPHEID
(Registrant)

/s/ John L.Bishop

John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John R. Sluis

John R. Sluis
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit Description

10.1	Separation Agreement dated June 14, 2006, by and between the Company and William A. McMillan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These certifications accompany this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.