Form 10-Q/A
period 2006-06-30
CEPHEID
filed 2006-09-11
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)
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

EXPLANATORY NOTE
     This Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 by correcting typographical errors in Exhibits 32.1 and 32.2.
      Other than the changes referred to above, all other information in our Form 10-Q described above remains unchanged. This amendment does not reflect events occurring after the original filing of such Form 10-Q and does not modify or update the disclosures in any way other than to correct the typographical errors described above.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 11th day of September, 2006.

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