Form 10-Q
period 2006-09-30
CEPHEID
filed 2006-11-07
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 000-30755
CEPHEID
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization) 904 Caribbean Drive, Sunnyvale, California (Address of Principal Executive Office)	77-0441625 (I.R.S. Employer Identification No.) 94089-1189 (Zip Code)
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
☐ Yes ☑ No
As of October 31, 2006, there were 54,902,659 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2006
Cepheid®, the Cepheid logo, SmartCycler® and GeneXpert® are registered trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,213	$16,072
Marketable securities	82,150	21,150
Accounts receivable	12,748	13,976
Inventory	9,592	7,989
Prepaid expenses and other current assets	1,469	583

Total current assets	122,172	59,770
Property and equipment, net	14,608	13,000
Restricted cash	661	661
Other non-current assets	458	—
Intangible assets, net	31,132	29,757

Total assets	$169,031	$103,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,533	$9,293
Accrued compensation	2,651	3,191
Accrued royalties	3,321	3,115
Accrued collaboration proft sharing	2,358	4,371
Accrued other liabilities	2,501	2,441
Short term note payable	114	—
Current portion of deferred revenue	3,323	2,963
Current portion of license fee payable	2,415	8,538
Line of credit	—	4,000
Current portion of equipment financing	524	2,297

Total current liabilities	26,740	40,209

Long term portion of deferred revenue	2,984	4,402
Long term portion of license fees payable	—	387
Long term portion of equipment financing	46	2,052
Deferred rent	794	735
Shareholders’ equity:
Common stock	251,386	155,347
Additional paid-in capital	12,232	7,518
Accumulated other comprehensive income	34	39
Accumulated deficit	(125,185)	(107,501)

Total shareholders’ equity	138,467	55,403

Total liabilities and shareholders’ equity	$169,031	$103,188

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Instrument sales	$7,287	$8,300	$15,855	$21,921
Reagent and disposable sales	15,360	10,938	44,945	36,272

Total product sales	22,647	19,238	60,800	58,193
Contract revenues	987	822	2,275	2,212
Grant and government sponsored research revenues	128	352	694	957

Total revenues	23,762	20,412	63,769	61,362

Costs and operating expenses:
Cost of product sales	13,281	11,601	36,357	33,617
Collaboration profit sharing	3,813	2,904	11,467	10,112
Research and development	5,568	4,754	17,204	13,797
In-process research and development	139	—	139	—
Selling, general and administrative	6,146	4,518	19,213	14,110

Total costs and operating expenses	28,947	23,777	84,380	71,636

Loss from operations	(5,185)	(3,365)	(20,611)	(10,274)
Other income (expenses), net	1,215	103	2,927	(80)

Net loss	$(3,970)	$(3,262)	$(17,684)	$(10,354)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.34)	$(0.24)

Shares used in computing basic and diluted net loss per share	54,771	42,581	51,448	42,430

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,684)	$(10,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	5,200	—
Stock-based compensation related to consulting services rendered	(7)	3
Depreciation and amortization	3,507	2,813
Amortization of intangible assets	2,009	1,882
Amortization of imputed interest	691	440
In-process technology expense	139
Deferred rent	59	109
Unrealized loss on investments	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,261	(2,109)
Inventory	(1,603)	(1,820)
Prepaid expenses and other current assets	(761)	(635)
Other non-current assets	(458)	—
Accounts payable and other current liabilities	(1,166)	7,566
Accrued compensation	(582)	(637)
Deferred revenue	(1,351)	(2,251)

Net cash used in operating activities	(10,740)	(4,993)

Cash flows from investing activities:
Capital expenditures	(5,111)	(5,630)
Payments for technology licenses	(9,300)	(10,585)
Purchases of intangible assets	(928)
Cost of acquisition, net	(422)	—
Proceeds from maturities of marketable securities	37,950	24,206
Purchases of marketable securities	(98,950)	(20,125)

Net cash used in investing activities	(76,761)	(12,134)

Cash flows from financing activities:
Net proceeds from the sale of common shares	95,559	2,585
Principal payments of line of credit	(4,000)	—
Proceeds from equipment financing	—	3,000
Principal payments under equipment financing	(3,906)	(1,595)

Net cash provided by financing activities	87,653	3,990

Effect of exchange rate change on cash	(11)	—
Net increase (decrease) in cash and cash equivalents	152	(13,137)
Cash and cash equivalents at beginning of period	16,072	23,189

Cash and cash equivalents at end of period	$16,213	$10,052

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company develops, manufactures, and markets fully-integrated systems that perform genetic analysis for the clinical molecular diagnostic, industrial, and biothreat markets. The Company’s systems enable rapid, sophisticated genetic testing of organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
The condensed consolidated balance sheet at September 30, 2006, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC.
Principles of Consolidation
The condensed consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary in France. In August 2006, our French subsidiary acquired a wholly owned subsidiary, Actigenics SA (Actigenics). As of the purchase date, Actigenics Financial Statements are included in the condensed consolidated financial statements. The functional currency of the French subsidiary is the U.S. dollar; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Inventory
As of January 1, 2006, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS 151), an amendment to ARB 43, Chapter 4, “Inventory Pricing.” SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production. The adoption of SFAS 151 has not had a material impact on the Company’s results of operations or financial position.
Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method.
The Company maintains a reserve for inventory obsolescence. This reserve is established utilizing management’s estimate of the potential future obsolescence of inventory. The components of inventory were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw Materials	$5,954	$6,042
Work in Process	1,363	565
Finished Goods	2,275	1,382

	$9,592	$7,989

Intangible Assets
As of September 30, 2006, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation and F. Hoffmann-La Roche Ltd. (Roche) as well as other third parties. Amortization of intangible assets is included in cost of product sales in the accompanying condensed consolidated statements of operations.
Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. The Company reviews intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This impairment review is conducted at least annually, or when events or circumstances indicate the carrying value of a long-lived asset may be impaired and not recoverable. There was no impairment charge recorded during the first nine months of 2006.
Amortization expense of intangible assets was $0.7 million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. The expected future annual amortization expense of intangible assets recorded on our balance sheet as of September 30, 2006 is as follows (in thousands):

2006 (remaining three months)	$762
2007	3,051
2008	3,051
2009	3,041
2010	2,993
2011 — 2024	18,234

Total expected future annual amortization	$31,132

Warranty Accrual
The Company warrants its disposable products to be free from defects and its instrument products to be free from defects for a period of 12 to 15 months from the date of sale. A provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty accrual is established using management’s estimate for the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. The activity in the warranty accrual for the three and nine months ended September 30, 2006 and 2005 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$195	$423	$470	$379
Costs incurred and charged against reserve	(26)	(159)	(405)	(525)
Provision for warranty	67	505	171	915

Balance at end of period	$236	$769	$236	$769

Revolving Line of Credit
In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit. The line of credit expires on November 9, 2006, at which time any outstanding balance on the line of credit will be due. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add an equipment financing line of $3.0 million. As of September 30, 2006 the Company had no borrowings under this line.
The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivable, certain equipment, tenant improvements, or other personal property of the Company financed pursuant to the agreement, and bears an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least 80% of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in cash or investments with the lender and a minimum of $25.0 million in unrestricted cash in total. As of September 30, 2006 the Company had no balance outstanding under this line.
In addition, the Company financed a portion of its equipment purchases under an equipment financing arrangement with General Electric Capital. The loans are to be repaid over periods ranging from 36 to 48 months at interest rates ranging from 7.4% to 9.9%. At September 30, 2006, there was no credit available under this arrangement, and the balance due was $0.6 million.
Revenue Recognition
The Company recognizes revenue from product sales and contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit for the purpose of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.
The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products during 2006.
Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements, and fees for services rendered under research and development arrangements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered, and no further involvement of the Company is required. Royalties are typically based on the licensees’ net sales of products that utilize the Company’s technology. Royalty revenues are recognized as earned in accordance with the contract terms and conditions stating when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.
Grant and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements stated in the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs, or costs plus a mark-up, associated with each specific contract over the term of the agreement or when certain milestones are achieved.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, which is generally four years. Compensation expense related to stock options granted prior to January 1, 2006 is accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
Determining Fair Value
Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term—The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
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
Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.
Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2000 Employee Stock Purchase Plan (ESPP) for the three and nine months ended September 30, 2006 and 2005 was estimated using the following assumptions.
OPTION SHARES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected Term (in years)	5	4	5	4
Volatility	0.96	0.84	0.97	0.93
Expected Dividends	$—	$—	$—	$—
Risk Free Interest Rates	4.84%	4.00%	4.89%	3.84%
Estimated Forfeitures	15.34%	—	15.34%	—
Weighted Average Fair Value	$6.14	$4.70	$6.69	$6.08
ESPP SHARES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected Term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Volatility	0.48 — 0.50	0.46 — 0.54	0.48 — 0.53	0.46 — 0.68
Expected Dividends	$—	$—	$—	$—
Risk Free Interest Rates	4.97 — 5.18%	3.78 — 4.04%	4.50 — 5.18%	2.85 — 4.04%
Weighted Average Fair Value	$3.35	$3.19	$3.42	$3.61
Stock Compensation Expense— The Company recorded $1.6 million and $5.2 million of stock-based compensation for the three and nine months ended September 30, 2006, respectively. The following table is a summary of the major categories of stock compensation expense for the three and nine months ended September 30, 2006 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of product sales	$153	$531
Research and development	604	1,922
Selling, general and administrative	806	2,747

Total stock compensation expense	$1,563	$5,200

As of September 30, 2006 the total compensation cost related to unvested stock based grants awarded under the Company’s 1997 Stock Option Plan (1997 Plan) and 2006 Equity Incentive Plan (2006 Plan) but not yet recognized was approximately $20.5 million which is net of estimated forfeitures of $5.3 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
At September 30, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.9 million. The cost will be amortized on a straight-line basis over the two year “Offering Period,” as such term is defined in the ESPP.
Stock Option Activity
The following is a summary of option activity under Cepheid’s 1997 Plan, 2006 Plan, and ESPP:

	Number of	Weighted-Average	Weighted-Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
			(in years)	(in millions)
OPTIONS
Outstanding at December 31, 2005	6,643,899	$6.53
Granted	2,001,625	8.78
Exercised	(593,277)	4.66
Forfetures and Cancellations	(618,064)	8.67

Outstanding at September 30, 2006	7,434,183	$7.11	7.24	$8.81

Ending Vested and Expected to Vest	6,754,006	$6.94	0.48	8.79
Exercisable at September 30, 2006	3,752,355	5.56	6.28	$8.45

ESPP
Purchased January and July 2006	123,118	$7.26
Ending Vested and Expected to Vest	341,656	7.52	0.84	$0.00
Pro-forma Disclosure
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

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2005	September 30, 2005
Net loss as reported	$(3,262)	$(10,354)
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of tax related effects	(2,130)	(6,125)

Pro forma net loss	$(5,392)	$(16,479)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.24)
Pro forma	$(0.13)	$(0.39)
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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net Loss	$(3,970)	$(3,262)	$(17,684)	$(10,354)

Basic and Diluted:
Weighted-average shares of common stock outstanding	54,771	42,581	51,448	42,430

Shares used in computing basic and diluted net loss per share	54,771	42,581	51,448	42,430

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.34)	$(0.24)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(amounts in thousands)
Net Loss	$(3,970)	$(3,262)	$(17,684)	$(10,354)
Other comprehensive income (loss):
Foreign currency translation adjustments	(67)	(1)	(11)	160
Unrealized gain (loss) on available-for-sale securities	—	—	6	2

Comprehensive loss	$(4,037)	$(3,263)	$(17,689)	$(10,192)

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather, it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as required. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for periods ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial condition or results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as required. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
2. Segment and Significant Concentrations
The Company and its wholly owned subsidiary operate in only one business segment.
The Company currently sells its products through its direct sales force and through third-party distributors. For the three months ended September 30, 2006 there was one customer that accounted for 53% of product sales. For the nine months ended September 30, 2006 there was one customer that accounted for 59% of product sales. For the three months ended September 30, 2005, there were two direct customers that represented 51% and 18% of total product sales. For the nine months ended September 30, 2005, there were two direct customers that represented 59% and 15% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler systems in the U.S. and Fisher Canada to market products in Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Additionally, sales of SmartCycler occur through arrangements with BD-GeneOhm and Veridex. Information about sales by region as a percentage of total product sales for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales:
North America	87%	95%	89%	95%
Europe	10%	3%	9%	3%
Japan and other	3%	2%	2%	2%

Total Product Sales	100%	100%	100%	100%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total assets or total property and equipment in any period presented.
The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Fisher Canada to market products in Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Additionally, sales occur through collaborations including BD-GeneOhm and Veridex. Information about sales through our distributors by geographic regions as a percentage of total product sales is listed below for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Percentage of Total Product Sales through Distributors in:
North America	7%	5%	8%	6%
Europe	8%	3%	6%	3%
Japan and other	3%	2%	2%	2%

Total product sales	18%	10%	16%	11%

Cepheid operates in three market areas: clinical molecular diagnostics (clinical), industrial and biothreat markets. The following table illustrates product revenues in the three market areas as a percentage of total product sales for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales by Market:
Clinical	26%	13%	22%	10%
Industrial	21%	19%	18%	17%
Biothreat	53%	68%	60%	73%

Total product sales	100%	100%	100%	100%

3. Patent License Agreements
In April 2004, the Company entered into a patent license agreement with Applera Corporation (Applera), through its Applied Biosystems group (ABI) and its Celera Group for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (Roche), effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which the final payment of $6.7 million has been paid as of September 30, 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties will be recorded as part of the cost of product sales when the related product sales are recognized. In addition, Cepheid holds various other patent licenses acquired from other licensors, of which the aggregate cost was $4.7 million as of September 30, 2006. These other intangible assets, as of September 30, 2006, are estimated to generate an aggregate of $4.2 million in additional amortization charges over their varying lives.
4. Collaboration Profit Sharing
Collaboration profit sharing represents the amount the Company pays to ABI under its collaboration agreement to develop reagents for use in the Biohazard Detection System (BDS) developed for the United States Postal Service (USPS). Under the agreement, a computed gross margin on anthrax cartridge sales is shared equally between the two parties. Collaboration profit sharing expense was $3.8 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively. Collaboration profit sharing expense was $11.5 million and $10.1 million for the nine months ended September 30, 2006 and 2005, respectively. The total revenues and cost of sales related to these cartridge sales is included in the respective balances in the condensed consolidated statement of operations.
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
6. Legal Proceedings
In March 2006, a complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc., and University of Utah Research Foundation, was served on Cepheid. The complaint alleges that Cepheid infringes certain patents licensed by the University of Utah Research Foundation to Idaho Technology, Inc. The complaint seeks declaratory and injunctive relief, damages, attorneys’ fees and costs. Discovery has commenced and the Court has set a trial date of February 11, 2008. We believe that we have meritorious defenses to this action and if the claims are not withdrawn, intend to defend the claims vigorously.
7. Acquisition
In August 2006, Cepheid, through its wholly owned French subsidiary, Cepheid SA, purchased 100% of the stock of Actigenics SA (Actigenics), a French microRNA research and services company. The acquisition will allow Cepheid direct access to microRNA markers used in diagnostic and therapeutic products, and the related discovery, validation and development processes. Cepheid paid $1.2 million in cash, of which 10% ($120,000) has been retained for a period of one year from the purchase date for possible breach of seller’s general representations and guarantees. In addition, Cepheid assumed approximately $0.7 million of liabilities, and acquired $0.2 million of tangible assets.
Of the $1.2 million paid $0.7 million represented deferred prepaid compensation expense to be recognized over a service period of three years from the August 2006 acquisition date. This deferred compensation expense is being amortized on a straight line basis.
The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standard No. 141, “Business Combination,” (SFAS 141), and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of Actigenics operations have been included in the Company’s consolidated results of operations from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.
The purchase price was allocated as follows (in thousands):

Marker technology	$591
Discovery and validation technology	197
In-process research and development	139
Liabilities assumed, net of assets acquired	(505)

Total allocation of purchase price	$422

The marker technology and discovery and validation technology will be amortized on a straight-line basis over ten and six year periods, respectively. Immediately subsequent to the acquisition date, in accordance with FASB Interpretation No. 4, $0.1 million of in-process research and development intangible assets with no alternative future uses were written off.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual USPS funding of the BDS; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen development and manufacturing problems, including with respect to the GeneXpert system and reagents; the need for additional licenses for new tests and other products and the terms of such licenses; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the clinical market; our ability to successfully sell products in the clinical market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” in our annual report on Form 10-K and elsewhere in this report, and we can not guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
OVERVIEW
We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the clinical molecular diagnostics, industrial, and biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are focusing our efforts on those applications where rapid molecular testing is particularly important, such as identifying infectious disease and cancer in the clinical market; food, agricultural and environmental testing in the industrial market; and identifying bio-terrorism agents in the biothreat market.
Our two principal instrument platforms are our SmartCycler and GeneXpert systems. The SmartCycler system, integrates DNA amplification and detection to allow rapid analysis of a sample. The GeneXpert system integrates automated sample preparation with our SmartCycler DNA amplification and detection technology. The GeneXpert system, a closed, self-contained, fully-integrated and automated system, represents a paradigm shift in the automation of molecular analysis, producing accurate results in a timely manner with minimal risk of contamination. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures.
During the second quarter of 2004, we entered into a patent license agreement with Applera Corporation, through its ABI and its Celera Group, and, effective July 1, 2004, we entered into a patent license agreement with Roche, each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, the full amount of which has been paid as of September 30, 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

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
In August 2006, Cepheid, through its wholly owned French subsidiary, Cepheid SA, purchased 100% of the stock of Actigenics SA (Actigenics), a French microRNA research and services company. The purchase amount paid was $1.2 million in cash, of which $120,000 has been retained for a period of one year from the purchase date as security for the seller’s indemnification obligations. In addition, Cepheid assumed approximately $0.7 million of liabilities, offset by approximately $0.2 million of assets.
The marker technology and discovery and validation technology will be amortized on a straight-line basis over ten and six year periods, respectively. Future estimated intangible asset annual amortization expense will be $0.2 million through December 2011. Immediately subsequent to the acquisition date, in accordance with FASB Interpretation No. 4, $0.1 million of in-process research and development intangible assets with no alternative future uses were written off.
Sales Channels
We sell our products through both direct and through other distribution channels. In the United States, we sell through our direct sales force in the industrial and clinical molecular diagnostics markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C., in the industrial market. Additional sales occur through our arrangements with BD-GeneOhm and Veridex. In Europe, our products are sold primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through our French subsidiary, Cepheid SA, additional distributors have been established in Europe, the Middle East, India, and South Africa. We expect to continue expanding our sales efforts into other territories throughout the world by adding distributors and entering into collaboration agreements.
Revenues
Currently, our revenue is derived primarily from the sales of our two instrument platforms and associated reagents and disposables in the clinical, industrial, and biothreat markets, and to a lesser extent from contract and government sponsored research.
In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux in which bioMerieux is to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification (NASBA) technology to be run on systems employing our GeneXpert platforms. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales if any such products are introduced under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual, and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and the calculation of our inventory reserve, warranty accrual, and stock-based compensation expense. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that other than the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, stock-based compensation cost has been recognized in the statement of operations for the quarter and nine months ended September 30, 2006 for stock awards granted after December 31, 2005, and for stock awards granted prior to December 31, 2005, but unvested as of January 1, 2006. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We use the historical volatility for the past 5 years to estimate expected volatility, which matches the expected term of the option grant. The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our stock awards. We recorded $1.6 million and $5.2 million of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively.
As of September 30, 2006, the total compensation cost related to unvested stock based grants awarded under the company’s stock option plans but not yet recognized was approximately $20.5 million, which is net of estimated forfeitures of $5.3 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
At September 30, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.9 million. This cost will be amortized on a straight-line basis over the two year “Offering Period.” Stock compensation expense broken down by major categories in the statement of operations for the three and nine months ended September 30, 2006 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of product sales	$153	$531
Research and development	604	1,922
Selling, general and administrative	806	2,747

Total stock compensation expense	$1,563	$5,200

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amount in thousands)	2006	2005	2006	2005
Revenues:
Instrument sales	$7,287	$8,300	$15,855	$21,921
Reagent and disposable sales	15,360	10,938	44,945	36,272

Total product sales	22,647	19,238	60,800	58,193
Contract revenues	987	822	2,275	2,212
Grant and government sponsored research revenues	128	352	694	957

Total revenues	$23,762	$20,412	$63,769	$61,362

Total revenues increased 16% to $23.8 million and 4% to $63.8 million in the three and nine months ended September 30, 2006, respectively, from $20.4 million and $61.4 million for the three and nine months ended September 30, 2005, respectively. For the three months ended September 30, 2006 revenues were affected by a 28% increase in industrial market sales, which we believe is attributable to a return of normal purchasing patterns in this market for government accounts, and a 135% increase in clinical sales offset by a 7% decrease in biothreat sales. For the nine months ended September 30, 2006 the 4% increase was primarily due to a substantial increase in our clinical product sales for the nine months ended September 30, 2006.
Product Sales
Total product sales for the three and nine months ended September 30, 2006 increased by 18% to $22.6 million and 4% to $60.8 million, respectively, from approximately $19.2 million and $58.2 million for the three and nine months ended September 30, 2005, respectively. The increase in product sales was the result of a change in product mix due to an anticipated decrease in GeneXpert module sales to the United States Postal Service (USPS) and a decrease in industrial products attributed primarily to a realignment of government funding priorities. Total sales of USPS GeneXpert modules were $3.4 million and $10.0 million for the three and nine months ended September 30, 2005, respectively. Accordingly, total sales of all other Cepheid products increased 43% and 26% for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005.
Clinical product sales increased 135% to $5.8 million and represented 26% of our total product sales for the three months ended September 30, 2006 from $2.5 million and 13% of total product sales for the three months ended September 30, 2005. Clinical product sales increased 134% to 13.4 million and represented 22% of our total product sales for the nine months ended September 30, 2006 from $5.8 million and 10% of total product sales for the nine months ended September 30, 2005. Clinical sales increases were driven by gains in both the instrument and reagent product categories. In addition, Cepheid received FDA clearance in the United States for the GBS GeneXpert Assay and GeneXpert instrument and the GeneXpert GBS assay received a moderate complexity rating.
Industrial product sales increased 28% to $4.8 million and 12% to $11.0 million, respectively for the three and nine months ended September 30, 2006, respectively. This increase compares to industrial sales of $3.7 million and $9.8 million for the three and nine months ended September 30, 2005, respectively. We believe that the increase in the three months ended September 30, 2006 was due to a return of normal purchasing patterns for government accounts. This contrasts with the downturn in the Industrial market experienced in the second quarter of 2006. Industrial sales represented 21% and 18% of total product sales for the three and nine months ended September 30, 2006, respectively, as compared to 19% and 17% of total product sales for the three and nine months ended September 30, 2005, respectively.
Biothreat product sales decreased by 7% to $12.1 million and 15% to $36.4 million for the three and nine months ended September 30, 2006, respectively, from $13.0 million and $42.6 million for the three and nine ended months September 30, 2005, respectively. Biothreat sales represented 53% and 60% of the total product sales for the three and nine months ended September 30, 2006, respectively, as compared to 68% and 73% for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, product sales to one major customer (customer A) represented 53% and 59% of total product sales, respectively. For the three and nine months ended September 30, 2005, product sales to customer A represented 51% and 59% of total product sales, respectively.
In the three months ended September 30, 2006 and 2005, product sales through distributors represented 18% and 10%, respectively, of our total product sales. In the nine months ended September 30, 2006 and 2005, product sales through distributors represented 16% and 11%, respectively, of our total product sales. The following table provides a breakdown of our product sales by geographic regions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product Sales:
North America	87%	95%	89%	95%
Europe	10%	3%	9%	3%
Japan and other	3%	2%	2%	2%

Total Product Sales	100%	100%	100%	100%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.
Information about sales through our distributors by geographic regions as a percentage of total product sales is listed below for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Percentage of total product sales through distributors in:
North America	7%	5%	8%	6%
Europe	8%	3%	6%	3%
Japan and other	3%	2%	2%	2%

Total product sales	18%	10%	16%	11%

Cepheid operates in three market areas: clinical molecular diagnostics (clinical), industrial and biothreat markets. The following table illustrates product revenues in the three market areas as a percentage of total product sales for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as % of total product sales)		(as % of total product sales)
Product sales by market:
Clinical	26%	13%	22%	10%
Industrial	21%	19%	18%	17%
Biothreat	53%	68%	60%	73%

Total product sales	100%	100%	100%	100%

Other Revenues
The decrease in other revenue for the quarter as compared to the corresponding prior year period was due primarily to the decrease in grant and government sponsored research revenue. Other revenues will fluctuate from period to period as we enter new or complete existing government sponsored and commercial arrangements.
Costs and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(amounts in thousands)	2006	2005	Change	2006	2005	Change
Costs and operating expenses:
Cost of product sales	$13,281	$11,601	14%	$36,357	$33,617	8%
Collaboration profit sharing	3,813	2,904	31%	11,467	10,112	13%
Research and development	5,568	4,754	17%	17,204	13,797	25%
In-process technology	139	—	—	139	—	—
Selling, general and administrative	6,146	4,518	36%	19,213	14,110	36%

Total costs and operating expenses	$28,947	$23,777	22%	$84,380	$71,636	18%

Cost of Product Sales
Cost of product sales consists of raw materials, direct labor, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. Cost of product sales was $13.3 million and $36.4 million for the three and nine months ended September 30, 2006, respectively, compared to $11.6 million and $33.6 million during the respective periods in the prior year. The gross margin percentage on product sales for the three months ended September 30, 200 increased to 41% from 40% for the comparable prior year quarter. The increase for the quarter in product gross margin percentage was driven primarily by a favorable product mix and lower manufacturing costs as compared to the comparable prior year quarter. The gross margin percentage on product sales for the nine months ended September 30, 2006 decreased to 40% from 42% for the comparable nine months ended September 30, 2005. The cost of product sales for the three and nine months ended September 30, 2006 included $0.2 million and $0.5 million of stock compensation expense, respectively, whereas there were no stock compensation charges in 2005. This had the effect of a 1% decrease on our product gross margin percentage for both the three and nine months ended September 30, 2006.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $3.8 million and $2.9 million in the three months ended September 30, 2006 and 2005, respectively. Collaboration profit sharing expense was $11.5 million and $10.1 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
Research and Development Expenses
Research and development expenses consist of salaries and personnel-related expenses, research and development materials, facility costs and depreciation. Research and development expenses increased 17% to $5.6 million for the three months ended September 30, 2006 from $4.8 million for the same period in the prior year and increased 25% to $17.2 million for the nine months ended September 30, 2006 from $13.8 million for the same period in the prior year. For the three months ended September 30, 2006, the increase resulted primarily from a $0.7 million increase in salaries and personnel-related expenses, including stock compensation expense. Stock compensation expense included in research and development for the three months ended September 30, 2006 was $0.6 million. For the nine months ended September 30, 2006, this increase resulted primarily from a $2.5 million increase in salaries and personnel related expenses, including stock option compensation, and a $1.0 million increase in outside engineering services and supplies. Stock compensation expense included in research and development for the nine months ended September 30, 2006 was $1.9 million. We expect that our quarterly research and development expenses will increase during the remainder of 2006 as we increase our assay development costs and incur additional clinical trial costs related to the clinical trials for our MRSA test as well as costs associated with other development activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 36% to $6.1 million for the three months ended September 30, 2006 from $4.5 million in the same period from the prior year, and increased 36% to $19.2 million for the nine months ended September 30, 2006 from $14.1 million for the same period in the prior year. For the three months ended September 30, 2006, the increase included a $1.2 million increase in salaries and personnel related expenses, including $0.8 million in stock compensation expense, a $0.1 million increase in outside legal, accounting and consulting expense, and $0.3 million increase in other expenses. For the nine months ended September 30, 2006, the increase included a $5.0 million increase in salaries and personnel related expenses, including $2.7 million in stock option compensation, and a $0.4 million increase in legal and accounting expenses, and $0.7 million increase in insurance and other administrative expenses. Stock compensation expense included in selling, general and administrative for the nine months ended September 30, 2006 was $2.7 million.
Other Income (Expenses), Net

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(amounts in thousands)	2006	2005	Change	2006	2005	Change
Other income (expenses), net:
Interest income	$1,299	$348	273%	$3,191	$1,058	202%
Interest expense	(28)	(232)	-88%	(353)	(824)	-57%
Foreign exchange gain (loss)	(59)	(13)	354%	91	(314)	-129%
Other income / (expense)	3	—	—	(2)	—	—

Total other income (expenses), net	$1,215	$103	1079%	$2,927	$(80)	-3759%

Interest income increased $1.0 million and $2.1 million in the three and nine months ended September 30, 2006, respectively. The increase was due to additional cash balances resulting from proceeds of our public offering of common stock in March 2006. Interest expense decreased $0.2 million and $0.5 million in the three and nine months ended September 30, 2006, respectively. The decrease in interest expense was primarily due to paying off the lines of credit during the quarter ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
As of September 30, 2006, we had $99.0 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our net cash inflow in the first nine months of 2006 was $0.2 million, which is comprised of $10.7 million used in operating activities and $76.8 million used in investing activities and offset by $87.7 million in cash provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.
Net cash used in operating activities was $10.7 million and $5.0 million for the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, net cash used in operating activities primarily consisted of $32.1 million in cost of sales, $13.9 million in research and development costs, $15.9 million in selling, general and administrative expenses, $11.5 million in collaboration profit sharing, a $1.6 million increase in inventory, a $0.6 million increase in prepaid and other current assets, a $1.2 million increase in accounts payable and accrued liabilities, largely offset by $63.7 million in cash from customers, and $2.9 million in other items. For the nine months ended September 30, 2005, net cash used in operating activities primarily consisted of $30.4 million in cost of sales, $12.8 million in research and development costs, $13.5 million in selling, general and administration expenses, a $10.1 million payment on collaboration profit sharing, a $0.6 million increase in prepaid and other current assets, a $1.8 million increase in inventory, largely offset by $58.7 million in cash received from customers , $5.3 million increase in accounts payable and accrued liabilities and $0.2 million in other items.
Net cash used in investing activities was $76.8 million and $12.1 million in the nine months ended September 30, 2006 and 2005, respectively. In 2006, net cash used in investing activities consisted of $61.0 million net purchases of marketable securities, $0.4 million net cost to acquire Actigenics, $0.9 million for purchases of intangible assets, $5.1 million in capital expenditures, and $9.3 million in payments for technology licenses, which consisted of $2.0 million for ABI licences, $6.7 million for Roche license, and $0.6 million for other technology licenses. In 2005, net cash used in investing activities consisted $10.6 million in acquiring technology licenses and $5.6 million in capital expenditures partially offset from the net maturities of marketable securities, after reinvestments of $4.1 million.
Net cash provided by financing activities was $87.7 million and $4.0 million in the nine months ended September 30, 2006 and 2005, respectively. The $87.7 million provided in the nine months ended September 30, 2006 consisted of $95.6 million in net proceeds from the sale of common stock including net proceeds of $80.6 million from our March 2006 common stock offering and $11.3 million from the underwriters’ exercise of its over-allotment option in April 2006. This was partially offset by repayments of $7.9 million on our equipment loans and line of credit. The $4.0 million provided in the nine months ended September 30, 2005 consisted of proceeds from $2.6 million from the sale of common stock under our employee equity incentive plans, and net equipment financing of $1.4 million.
Off-Balance-Sheet Arrangements
As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, to support our working capital needs and to obtain technology licenses. We expect to have negative cash flow from operations through at least the end of 2006. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next twelve months. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets and the availability of other financing.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2006, we were served a complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc. and University of Utah Research Foundation. The complaint alleges that Cepheid infringes certain patents licensed by the University of Utah Research Foundation to Idaho Technology, Inc. The complaint seeks declaratory and injunctive relief, damages, attorneys’ fees and costs. Discovery has commenced and the Court has set a trial date of February 11, 2008. We believe that we have meritorious defenses to this action and if the claims are not withdrawn, intend to defend the claims vigorously.

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
We may not achieve profitability.
We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2006. We experienced net losses of approximately, $13.0 million in 2003, $10.8 million in 2004, $10.4 million in 2005 and $17.7 million in the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of approximately $125.0 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the clinical diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of the new accounting for share-based payments such as stock options. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
Our participation in the USPS BDS program may not result in predictable contracts or revenues.
Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS. However, budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. There is no obligation on the part of the USPS to buy a minimum number of units or tests; we are subject to future spending patterns and budgetary cycles.
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
Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only our GBS test has received received FDA clearance effective July 25, 2006. In April 2006, we sought approval from the FDA for our Enterovirus GeneXpert product. With regard to future products, including Enterovirus GeneXpert, for which we seek 510(k) clearance or premarket approval for the FDA, any failure or material delay to obtain such clearance or approval could harm our business. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. With regard to those future products for which we will seek 510(k) clearance or premarket approval from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.
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

We rely on third-party licenses to be able to sell many of our products, and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our instruments. We believe that manufacturing reagents and developing tests for our instruments is important to our business and growth prospects, but will require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature, or for some reagents, on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.
If we acquire companies, products or technologies, we may face risks associated with those acquisitions.
If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. For example, in August 2006, we acquired Actigenics SA, a French microRNA research and services company. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of these operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
Our success depends on the market’s confidence that we can provide reliable, high-quality molecular test systems. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected; or our products are perceived as difficult to use. Despite testing, defects or errors could occur in our products or technologies. Furthermore, with respect to the BDS program, our products are incorporated into larger systems that are built and delivered by others; we cannot control many aspects of the final product.
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
We depend on relationships with distributors for the marketing and sales of our products in the industrial and clinical markets in various geographic regions and we have a limited ability to influence their efforts. Product sales through distributors represented 14% and 20% of total product sales for 2005 and 2004, respectively, and 16% for the first nine months of 2006. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Relying on distributors for our sales and marketing could harm our business for various reasons, including:
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
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. In addition, Idaho Technology, Inc. and University of Utah Research have sued us claiming that we infringe certain patents. Litigation is inherently unpredictable and therefore we cannot assure you of the ultimate outcome of this matter. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to claims of patent infringement could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.
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
Our international operations have expanded recently. These operations are subject to a number of difficulties and special costs, including:
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
Our SmartCycler and GeneXpert products are distributed in Europe under the CE IVD mark, and we intend to introduce additional products under the CE IVD mark as we pursue our expansion plans. Our use of the CE IVD mark is based on self declarations of conformity with stated directives and standards of the European Parliament and Council and is subject to review by competent authorities in Europe. To date, our products and use of self-declarations have not been reviewed by any competent authority. If our products are reviewed, a competent authority may find that our products do not comply with stated directives and standards. Any finding of non-conformity could prevent or otherwise adversely affect our ability to distribute products in Europe and result in other consequences, including both criminal sanctions, such as the imposition of fines or penalties, and civil claims for damages from persons suffering damage as a result of the non-conformity.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 7th day of November, 2006.

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