Form 10-K
period 2006-12-31
CEPHEID
filed 2007-03-15
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $520,749,980 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $9.71 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 28, 2007 there were 55,044,372 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on April 26, 2007, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2006 are incorporated by reference into Part III of this Report.	III

2006 ANNUAL REPORT ON FORM 10-K

Cepheid®, the Cepheid logo, SmartCycler®, GeneXpert® and I-CORE® are registered trademarks of Cepheid. SmartCycler II, Actigenics and Sangtec are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen development and manufacturing problems; the need for additional licenses for new tests and other products and the terms of such licenses; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical Molecular Diagnostic market; our ability to successfully sell products in the Clinical Molecular Diagnostic market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks set forth under “Risk Factors” and elsewhere in this report, and we can not guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a broad based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical Molecular Diagnostics, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments moderate complexity categorization for an amplified molecular test system and an associated specific infectious disease test on the market in the United States. Our efforts are currently focused on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the Clinical Molecular Diagnostic market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.

Our two principal system platforms are the SmartCycler and GeneXpert systems. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample. The GeneXpert system integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as ER and ICU units within hospitals, and doctors’ offices.

The GeneXpert system represents a paradigm shift in the automation of molecular analysis, producing accurate results in a timely manner with minimal risk of contamination. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures.

We currently have available a relatively broad menu of tests and reagents for use on our respective systems. Our reagents and tests are marketed along with our systems on a worldwide basis.

Sales for products within our specific markets are conducted through both direct sales and distribution channels worldwide. Clinical Molecular Diagnostic market sales in the United States are handled primarily on a direct basis, while sales in all markets for Europe and our markets in the rest of the world are handled almost exclusively on a distributor basis. Our marketing programs are managed on a direct basis.

OUR STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for genetic assessment in a variety of environments. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical Molecular Diagnostic market. We believe our GeneXpert system will enable us to significantly expand our presence in the Clinical Molecular Diagnostic market, because we believe this system is currently the only closed, self-contained, fully-integrated and automated system for molecular testing commercially available. The GeneXpert system will allow healthcare providers to obtain timely, accurate results from a raw biological sample, with minimal risk of contamination. The system is currently available in a variety of configurations ranging from 1 to 16 individual test modules. To our knowledge, the system is also the only currently available system to offer true random access test capability. Additional configurations of the system are under development for both low and high volume test requirements.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions to develop and obtain target rights to various infectious disease and cancer targets. In addition, we will be focusing key business development activities on identifying infectious disease and cancer targets held by academic institutions or commercial operations for potential license or acquisition.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to internally develop new tests for our GeneXpert and SmartCycler systems. In addition, in order to more rapidly expand our test pipeline, we are working and expect to continue to expand collaborations with strategic partners and major academic medical centers to co-develop and validate additional tests.

•	Enhance international platform. Internationally we are currently primarily focused on developing the European Clinical Molecular Diagnostics markets. However, we also have and are developing programs for the markets in Japan and the rest of the world (“ROW”). We conduct our European sales and marketing operations through our French subsidiary, Cepheid SA, which has a facility, sales and customer support personnel and an established European distribution network. We will continue to expand our distribution network in Europe. In addition, we intend to expand in other international markets.

•	Expand applications in the Industrial and Biothreat markets. We currently sell products into the Industrial and Biothreat markets and expect to continue to expand our offerings in these markets.

PRODUCTS

Our product portfolio consists of tests, reagents and instrument platforms for the Clinical Molecular Diagnostic, Industrial, and Biothreat markets. Our two main platforms are the SmartCycler, which is a system that integrates DNA amplification and detection for rapid batch analysis in “real-time”, and a GeneXpert system, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small self-contained single cartridge providing rapid “on-demand” molecular testing 24/7, offering medically relevant results when and where they are needed most.

In the Clinical Molecular Diagnostic market, we market tests for both the GeneXpert and the SmartCycler platforms in the areas of hospital acquired infections, critical infectious disease, immuno-compromised transplantation, women’s health, and oncology. These tests include Food and Drug Administration (“FDA”) cleared products, such as in-vitro medical devices (“IVDs”), CE Marked (“CE IVD”), Analyte Specific Reagents (“ASRs”), and Research Use Only (“RUO”) tests. We continue to develop tests for both platforms.

Our growth in the Clinical Molecular Diagnostic market in 2006 was achieved through a series of accomplishments in the development and market introduction of specific tests for use on our unique platforms and the development and market delivery of our new sixteen module GeneXpert system, the GX-XVI. A significant historical precedent was achieved in July 2006 with the FDA 510(k) clearance of our first GeneXpert clinical molecular diagnostic product for Group B Streptococcus (“GBS”) and subsequent moderate complexity CLIA categorization. The Xpert GBS assay is the first amplified molecular diagnostic product utilizing the power of real time polymerase chain reaction (“PCR”) to receive the moderate complexity CLIA categorization. Importantly, this will allow the test to be performed by institutions registered for CLIA Moderate Complexity in addition to institutions registered for High Complexity.

The expansion of our clinical product line was particularly productive in Europe where CE IVD Mark products for the GeneXpert System were released for BCR/ABL, GBS, Enterovirus and methicillin-resistant staphylococcus aureus (“MRSA”). Additionally, CE IVD Mark products for the SmartCycler were introduced for GBS, Epstein-Barr Virus (“EBV”), cytomegalovirus (“CMV”) and Varicella Zoster virus (“VZV”). We also made progress in the strategic identification of new potential test markers with the acquisition of Actigenics, a leader in the new field of micro RNA technology located in Toulouse, France. As a result of that acquisition, we currently have over 140 validated micro RNA markers that we are evaluating as potential diagnostic markers for use in developing molecular diagnostic tests for cancer and infectious disease applications.

In the U.S., our first phase of test introductions for use on the GeneXpert system in clinical molecular diagnostics is expected to be completed by mid-year 2007 with the introduction of our Xpert MRSA test. The test was filed with the FDA with a request for CLIA Moderate Complexity categorization, as was successfully achieved with our Xpert GBS test. This should place us in a unique position to penetrate what we see as a rapidly developing market opportunity based on a series of developing guidelines and initiatives directed at helping to reduce the incidence of hospital acquired MRSA infections.

Our recent acquisition of Sangtec Molecular Diagnostics AB (“Sangtec”) in Bromma, Sweden in February 2007, brought a relatively complete line of products for potential use in managing infections of immunocompromised patients. We estimate the market for the management of infections in the immunocompromised patient population to be approximately $212 million in the U.S. and $149 million in Europe. We plan to integrate the Sangtec affigene® family of Real-time PCR molecular diagnostic products targeted at the immunocompromised market into our existing European and U.S. portfolio of in vitro diagnostic products. The expanded line will include affigene® assay kits for CMV, EBV, Herpes Simplex Virus 1 and 2 (“HSV”), Hepatitis B Virus (“HBV”), VZV, BK Virus (“BKV”), and Aspergillus. Expected 2007 product introductions in the U.S. will be for research use only. The European products exist as CE marked IVD products. Near term the products will be for use on our SmartCycler system. Plans for application of these tests to the GeneXpert system will be developed during 2007.

Further, during 2007, we expect to have development programs underway for MRSA/MSSA in skin and soft tissue infections and for use with blood culture testing, C. difficile, vancomycin resistant enterococcus (“VRE”), drug resistant tuberculosis, sepsis, and a test for genetic polymorphisms in clotting factors II and V that are widely used to predict risk of thrombosis (blood clots).

In the Industrial market, we sell our SmartCycler along with general use PCR reagents and reaction tubes.

In the Biothreat market, the GeneXpert is the main platform. GeneXpert modules have been integrated into the Biohazard Detection Systems (“BDS”), purchased by the United States Postal Service (“USPS”). We have tests currently available for anthrax, pestis, and tullarensis.

RESEARCH AND DEVELOPMENT

The objective of our research and development programs is to develop high value test applications for the GeneXpert and/or Smart Cycler systems for the Clinical Molecular Diagnostics, Biothreat, and Industrial testing market. We focus efforts on four main areas: a) systems engineering efforts to extend the multiplexing capabilities of our platforms and to develop new low and high throughput systems, b) chemistry research in our Bothell, Washington facility to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes, and dyes to optimize the speed, performance and ease-of-use of our assays, c) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, and d) target discovery research to identify novel micro RNA targets to be used in the development of future assays.

SALES

We sell our products in the Clinical Molecular Diagnostic, Industrial and Biothreat markets on both a direct and distributed product basis. In the United States, we sell our products in the Clinical Molecular Diagnostic market through our direct sales force, we sell our products in the Industrial market both through our direct sales force and through distributors and we sell our products in the Biothreat market through distributors. In European markets and markets in the rest of the world we sell through distributors.

Distribution and collaboration arrangements

bioMerieux, Inc.  In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux, Inc. (“bioMerieux”) for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification technology to be run on systems employing our SmartCycler and GeneXpert platforms. To date, bioMerieux has not commercialized a product based on our technology.

bioMerieux SA.  In January 2007, we entered into an additional program with bioMerieux SA for the development, production and marketing of a line of sepsis products, based upon our real-time PCR technologies.

Infectio Diagnostic, Inc./GeneOhm Sciences, Inc.  In November 2003, we entered into a series of agreements with Infectio Diagnostics, Inc. (“IDI”). IDI merged with GeneOhm Sciences, Inc. in 2004. GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company (“BDC”) in February 2006. Under these agreements, we received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS, MRSA and VRE that have been configured for use with the SmartCycler system. The distribution rights relating to tests for MRSA were terminated in November 2006, and the distribution rights relating to GBS will terminate in April 2007. In the event that BDC introduces a VRE product for the SmartCycler system, our distribution rights relating to VRE tests will terminate two years from the date of such introduction. IDI received non-exclusive worldwide rights to distribute our SmartCycler system for use with IDI tests. Such IDI distribution rights have an initial term that expires in November 2008.

Applied Biosystems Group.  In October 2002, we entered into a collaboration agreement with Applied Biosystems Group (“ABI”) to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents are manufactured by ABI for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

Fisher Scientific Company L.L.C.  Fisher has non exclusive rights to sell the SmartCycler under our label and trade dress in the following markets in the United States: industrial research, environmental (excluding bio-threat), pharmaceutical quality control, in vitro fertilization, quality control and cosmetics quality control. Fisher also has non-exclusive rights to sell the SmartCycler in Canada.

USPS Program.  In 2003, a Northrop Grumman-led consortium that includes Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. The program is currently continuing on an on-going basis for the supply of anthrax test cartridges in the previously installed BDS systems.

Foundation for Innovative New Diagnostics.  In May 2006, we entered into an agreement with the Foundation for Innovative New Diagnostics (“FIND”) to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, we are responsible for the development of a 6-color GeneXpert system to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND will reimburse us at agreed upon amounts. The term of the development portion of the agreement is for 30 months. The supply term of the agreement is for twelve years, unless terminated by either party in accordance with relevant provisions of the agreement.

Centers for Disease Control and Prevention.  In December 2006, we entered into a contract with the Centers for Disease Control and Prevention (“CDC”) for the first two phases of a five phase program totaling approximately $15 million for the development of a new Point-of-Care in vitro diagnostic product that tests for influenza viruses A and B, and H5N1, providing general clinical utility for seasonal flu diagnosis in addition to its application in the case of an avian flu pandemic. Under the first two phases of the program, we are responsible to develop by May 31, 2007 a pre-clinical development plan, a clinical development and a regulatory plan. Under the contract, we will receive reimbursement for a defined cost plus a fixed fee. Total available funding for the first two phases is approximately $2.4 million.

MANUFACTURING

Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and the FDA’s Quality System Regulations, enabling us to market our systems in the Clinical Molecular Diagnostic, Industrial and Biothreat testing markets worldwide. In our manufacturing facilities, we assemble our instrument systems and produce reagents and tests for use on our GeneXpert and SmartCycler systems. We assemble our disposable reaction tubes on a custom, automated assembly line that is designed with an expandable capacity. We depend on suppliers for various components used in the manufacture of the SmartCycler and GeneXpert systems, disposable reaction tubes, and cartridges, some of which are our sole source for such components.

We received ISO 13485:1996 certification in February 2003. In 2006 we received ISO 13485: 2003 certification that includes CADMAS for European and Canadian product distribution. Our facility has not yet been inspected by the FDA for compliance with the Quality System Regulations.

COMPETITION

We face intense competition from an increasing number of companies that offer products in our targeted application areas. These competitors include:

•	companies developing and marketing sequence detection systems for industrial research products;

•	healthcare companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies;

•	companies developing drug discovery technologies; and

•	companies developing biothreat technologies.

Several companies provide instruments and reagents for DNA amplification or detection. ABI, Roche and Qiagen sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Celera and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Becton, Dickson and Company and Bayer, offer molecular tests.

We also face competition from both established and development-stage companies that are entering these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

In order to compete effectively, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these technologies and products.

In many instances, particularly in the clinical genetics assessment area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we could lose sales, and our business will be harmed.

We believe that the principal competitive factors affecting sales of genetic and DNA analysis systems include the speed, integrated functionality and portability of the equipment, ease of use, the quality of the test results, price, market acceptance of the technology, regulatory approvals, particularly in the Clinical Molecular Diagnostic market, and possession of the necessary intellectual property licenses for specific markets, collaborations and distributor relationships for specific markets and tests, and the selection of tests available for the system. We believe our products better integrate the various processes associated with DNA and RNA analysis than other currently available equipment, and that the speed, portability, flexibility, reliability and ease of use of our products are competitive.

GOVERNMENT REGULATION

In the Clinical Molecular Diagnostic market, the FDA and competent authorities of other countries will generally regulate our products as medical devices. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to six months from submission but can take longer. The PMA pathway is much more costly, lengthy, and uncertain, and generally takes from six months to two years or longer from submission. Products, such as the SmartCycler and the GeneXpert system, when used for clinical diagnostic purposes, may require this approval as part of the system. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, we have received FDA product clearances for our Smart GBS test on the SmartCycler system and the Xpert GBS test on the GeneXpert system. In addition, we have CE IVD-marked products for sale in Europe for Xpert BCR/ABL, Xpert GBS, Xpert EV and Xpert MRSA on the GeneXpert system. We also have CE IVD-marked products for Smart GBS, and EBV, CMV and VZV on the SmartCycler system. We have CE IVD marked the SmartCycler and GeneXpert for IVD use in EU countries.

For the Industrial and Biothreat markets, some of our products may not need FDA or other regulatory approval; however, all of our products will be produced under ISO 13485 and Quality System Regulations.

INTELLECTUAL PROPERTY

We integrate capabilities in systems design, development, production and DNA amplification technologies, along with design, development and manufacture of primers, probes, dyes, quenchers and other individual reagent components. We have and are continuing to develop our own proprietary intellectual property along with licensing specific third-party technologies. We currently have, either through assignment or exclusive license, 36 issued and allowed US patents along with 37 pending US patent applications. These numbers do not include international counterparts.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business. We could also be subject to third-party claims that we require additional licenses for our products, and such claims could interfere with our business. From time to time, third parties have contacted us regarding their intellectual property, whether to license intellectual property, or in some instances, alleging potential infringement. If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products. Even if our products were determined not to infringe on the intellectual property rights of others, we could incur substantial costs in defending any such claims.

We hold an exclusive license to key technologies from Lawrence Livermore National Laboratory (“LLNL”) related to thermal cycling with integrated optical detection. This license is limited to the fields of nucleic acid analysis and ligand binding tests and contains diligence and U.S. preference provisions. These technologies have resulted in three issued U.S. patents and two pending international counterpart patent applications. The LLNL technologies are the basis of our I-CORE module and encompass the key I-CORE features.

In April 2004, we entered into a patent license agreement with Applera for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Applera patents. In June 2006, the patent license agreement was expanded to include additional products. We also entered into a patent license agreement with Roche, effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Roche patents.

In July 2004, we entered into an agreement with F. Hoffmann-La Roche Ltd. (“Roche”) that provides us with rights under a broad range of Roche patents, which include patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets.

In September 2005, we entered into a license agreement with Abaxis, Inc. (“Abaxis”), pursuant to which Abaxis granted us a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology in accordance with the provisions specified in the agreement. In exchange for the license rights, we (i) made an upfront license payment, (ii) agreed to pay royalties during the term of the agreement and (iii) agreed to pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year.

In November 2005, we entered into a license agreement with DxS Limited (“DxS”), a private United Kingdom based company, pursuant to which DxS granted us a non-exclusive, worldwide, royalty-bearing license to the DxS Scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification. Under the amended agreement, and subject to certain limitations set forth therein, we will be able to use the licensed rights to develop and sell test products incorporating the licensed technology in the human in vitro diagnostics field, in addition to the environmental, veterinarian, forensics identity relationship testing and agricultural fields.

In September 2006, we entered in a sublicense agreement with Abbott Laboratories (“Abbott”), pursuant to which Abbott granted us a non-exclusive, world-wide, non-transferable right to Abbott’s exclusive license to certain patents from the Baylor College of Medicine. Under the sublicense agreement, we will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as multiple genomic DNA amplification for deletion detection. In September 2006, we also entered into a license agreement with Abbott, pursuant to which Abbott granted us a non-exclusive, world-wide, non-transferable right to a certain Abbott patent. Under the sublicense agreement, we will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as detection of cervical chlamydia trachomatis infection.

We intend to actively pursue acquisitions of additional molecular markers and/or complementary products, technologies or companies in the fields of oncology, infectious diseases and other fields appropriate for molecular diagnostics. Under this program, we made our first significant technology acquisition during 2006 in the emerging field of micro RNA technology. Based on this acquisition, we currently have over 140 validated micro RNA targets and an additional 1,400 targets under investigation. These targets are expected to lead to specific potential test opportunities in the cancer and infectious disease areas.

EMPLOYEES

As of December 31, 2006, we had 307 full-time and contract employees worldwide. At December 31, 2006 none of our employees are represented by a labor union. We consider our employee relations to be good. As a result of the acquisition of Sangtec in February 2007, many of our employees in Sweden are under a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of February 28, 2007 appear below:

The following table and discussion set forth certain information with regard to our current executive officers.

Name	Age	Position

John L. Bishop	62	Chief Executive Officer and Director
Russel K. Enns, Ph.D.	58	Senior Vice President, Regulatory and Clinical Affairs, Quality System and Reimbursement
Robert J. Koska	49	Senior Vice President, Sales and Marketing
David H. Persing, M.D., Ph.D	51	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	61	Executive Vice President, Operations
John R. Sluis	61	Senior Vice President, Finance and Chief Financial Officer
Joseph H. Smith	62	Senior Vice President, General Counsel and Secretary

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

Russel K. Enns, Ph.D.  Dr. Enns joined us as Senior Vice President, Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement in June 2003. Prior to joining Cepheid, Dr. Enns was Divisional Vice President for Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement at Vysis, Inc. a genomic disease management company from 1995 to April 2003. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development Clinical Programs and Technical Affairs at GenProbe, Inc., a biotechnology diagnostic company, from 1984 to 1992. From 1979 to 1984, Dr. Enns was the Director of Cell Biology at Alpha Therapeutics Corporation, and from 1975 to 1979 he was a Senior Biochemist at Monsanto Corporation. He received his Ph.D. in Biochemistry from University of California at Davis in 1976. Dr. Enns is a charter member and past chair of the CLSI (formerly NCCLS) Area Committee on Molecular Methods, and he is currently a member of the CLSI Board of Directors.

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

David H. Persing, M.D., Ph.D.  Dr. Persing first joined us as a director in May 2004, and became our Executive Vice President and Chief Medical and Technology Officer in August 2005. Dr. Persing was previously Senior Vice President and Chief Scientific Officer at Corixa Corporation, a Seattle-based biotechnology company, until their acquisition by GlaxoSmithkline from 1999 to July 2005. From 1990 to 1999 he was a member of the Clinical and Research Faculty of the Mayo Clinic in Rochester, Minnesota where he researched programs on hepatitis viruses and tick-borne infections. In 1992 he founded and directed the Molecular Microbiology Laboratory at Mayo Clinic. He has authored over 240 peer-reviewed articles and served as Editor in Chief for three textbooks on Molecular Diagnostics, the most recent of which was published by ASM press in December 2004.

Humberto Reyes.  Mr. Reyes joined us as Senior Vice President of Operations in November 2004 and became our Executive Vice President of Operations in November 2006. Prior to joining Cepheid, Mr. Reyes was an Operations Consultant with Brownsboro Group, LLC. from September 2003 to November 2004. Prior to joining Brownsboro, Mr. Reyes was a Senior Operations Consultant for EXPERTech Associates, consulting in medical devices and biotech industries from November 2001 to June 2003. Prior to that, he was Head of Operations for OXIS Health Products Inc., which developed, manufactured and marketed products for oxidative research and wellness programs from August 1997 to September 2001. He is an experienced operations executive with more than 25 years of progressive management experience in the diagnostic and related industries. Mr. Reyes’ work experience also includes Vice President, Operations, Dade Diagnostics at Baxter; Vice President/General Manager, Chromatography Division, Varian and Associates; and Sr. Vice President, Operations, Microgenics Corporation.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can also access financial and other information at our Investor Relations website. Our website is located at www.cepheid.com. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

The charters of our Audit Committee, our Compensation Committee and our Nominating/Governance Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under “Corporate Governance”. This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

We may not achieve profitability.

We have incurred operating losses in each year since our inception and expect to have negative cash flow from operations through at least the end of 2007. We experienced net losses of approximately $13.8 million in 2004, $13.6 million in 2005, and $26.0 million in 2006. As of December 31, 2006, we had an accumulated deficit of approximately $133.5 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of the new accounting for share-based payments such as stock options. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our participation in the USPS BDS program may not result in predictable contracts or revenues in the future.

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. The world geopolitical climate in the wake of the September 11, 2001 terrorist attacks has created substantial public interest in the BDS. However, budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. There is no current obligation on the part of the USPS to buy a minimum number of tests, and we are subject to future spending patterns and budgetary cycles.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our GBS test and we recently submitted a 510(k) submission for our Xpert MRSA test for use on the GeneXpert these products may not achieve commercial success. Many factors may affect the market acceptance and commercial success of our products, including:

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

In particular, we believe that the success of our business will depend in large part on our ability to introduce additional tests for the Clinical Molecular Diagnostic market. We have had substantial revenue concentrations in recent periods resulting from the USPS BDS program. We believe that successfully building our business in the Clinical Molecular Diagnostic market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the Clinical Molecular Diagnostic market. If we cannot successfully penetrate the Clinical Molecular Diagnostic market to exploit these licenses, these investments may not yield significant returns, which could harm our business.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical Molecular Diagnostic market, our products may generally be regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to six months from submission but can take longer. The PMA process is much more costly, lengthy, and uncertain and generally takes from one to two years or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our SmartCycler and GeneXpert systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.

Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, only our GBS test has received FDA clearance, effective July 25, 2006. In April 2006, we sought approval from the FDA for our Enterovirus GeneXpert product. Based on ongoing communications with the FDA, we expect near term clearance of this product. With regard to future products, including Enterovirus GeneXpert, for which we seek 510(k) clearance or PMA from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. With regard to those future products for which we will seek 510(k) clearance or PMA from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.

Our manufacturing facilities located in Sunnyvale, California and Bromma, Sweden, where we assemble and produce the SmartCycler system and the GeneXpert system, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the State of California and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

The U.S. Food and Drug Administration has issued a draft interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our sales of these products and harm our business.

In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (“ASRs”): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. Based upon public meetings conducted by the FDA since the September 2006 draft guidance policy publication, it appears the FDA is willing to take up comments from the public and modify this draft guidance policy. ASRs are a class of products that do not require regulatory clearance or approval. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations as is, some of our current ASR products may not meet the regulatory definition of an ASR, e.g., duplex target products. If this were to occur, we might have to stop selling these duplex target ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent us from developing any new products that would qualify as ASRs.

We rely on licenses of key technology from third parties and will require additional licenses for many of our new product candidates.

We rely on third-party licenses to be able to sell many of our products, and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our instruments. We believe that manufacturing reagents and developing tests for our instruments is important to our business and growth prospects but will require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature or for some reagents on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

We may face risks associated with acquisitions of companies, products and technologies, and our business could be harmed if we are unable to address these risks.

If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. For example, in August 2006, we acquired Actigenics SA, a French micro RNA research and services company, and in February 2007 we acquired Sangtec Molecular Diagnostics AB (“Sangtec”), a Swedish PCR molecular diagnostics company. We may not realize the anticipated benefit of any acquisition or investment. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of these operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.

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

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. We have limited experience in manufacturing large volumes of products, and manufacturing problems can and do arise or we may be unable to adequately scale-up manufacturing in a timely manner or on a commercially reasonable basis if we experience increased demand. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

If certain single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on certain single source suppliers that supply components used in the manufacture of the SmartCycler system, the GeneXpert modules and system, and our disposable reaction tubes and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the Clinical Molecular Diagnostic market would be harmed.

Our ability to sell our products in the Clinical Molecular Diagnostic market will depend in part on the extent to which reimbursement for tests using our products will be available from:

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

Several companies provide instruments and reagents for DNA amplification or detection. ABI, Roche, and Qiagen sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Celera and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Becton, Dickinson and Company, Bayer and bioMerieux, offer molecular tests.

If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

Our success depends on the market’s confidence that we can provide reliable, high-quality molecular test systems. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Despite testing, defects or errors could occur in our products or technologies. Furthermore, with respect to the BDS program, our products are incorporated into larger systems that are built and delivered by others; we cannot control many aspects of the final product.

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

We rely on relationships with collaborative partners and other third parties for development, supply and marketing of certain products and potential products, and such collaborative partners or other third parties could fail to perform sufficiently.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success for these products because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaboration;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by another company and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources; and

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.

Because these and other factors may be beyond our control, the development or commercialization of these products may be delayed or otherwise adversely affected.

If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs, which could adversely affect our product pipeline and business.

If our direct selling efforts for our products fail, our business expansion plans could suffer, and our ability to generate revenue will be diminished.

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

We depend on relationships with distributors for the marketing and sales of our products in the Industrial and Clinical Molecular Diagnostic markets in various geographic regions, and we have a limited ability to influence their efforts. Product sales through distributors represented 18% and 14% of total product sales for 2006 and 2005, respectively. While sales through distributors accounted for a smaller percentage of our total revenues in recent periods because of the increase in direct sales in connection with the BDS program, we expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to claims of patent infringement could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

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

We intend to expand our international sales and marketing activities, including through our subsidiary in France, and enter into relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively.

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

Our SmartCycler and GeneXpert products are distributed in Europe under the CE IVD mark, and we intend to introduce additional products under the CE IVD mark as we pursue our expansion plans. Our use of the CE IVD mark is based on self declarations of conformity with stated directives and standards of the European Parliament and Council and is subject to review by competent authorities in Europe. Our recently acquired subsidiary, Sangtec, successfully introduced CE IVD-marked products that require independent third party review recognized by competent authorities, for example, a CMV test for use on our SmartCycler instrument. Any finding of non-conformity under such a review could prevent or otherwise adversely affect our ability to distribute products in Europe and result in other consequences, including both criminal sanctions, such as the imposition of fines or penalties, and civil claims for damages from persons suffering damage as a result of the non-conformity.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”), and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

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

Our manufacturing facilities are located in Sunnyvale, California, Bromma, Sweden, and Bothell, Washington. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since the manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

We might require additional capital to support business growth, and such capital might not be available.

We may need to engage in additional equity or debt financing to support business growth and respond to business challenges, which include the need to develop new products or enhance existing products, conduct clinical trials, enhance our operating infrastructure and acquire complementary businesses and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock and may include right preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

We currently lease approximately 76,000 square feet of office and laboratory space in Sunnyvale, California, which serves as the base for our manufacturing, product support and research and development efforts, pursuant to a lease that expires in March 2012. We have subleased 21,750 square feet in Sunnyvale to support warehousing and distribution efforts under a sublease expiring September 2010. We also sublease approximately 16,000 square feet of laboratory space in Bothell, Washington for advanced chemistry research and development pursuant to a sublease which expires August 2011. We also own a 9,500 square-foot building outside of Toulouse, France. With the acquisition of Sangtec in February 2007, we also lease two office and manufacturing facilities with a total of 39,300 square feet in Bromma, Sweden pursuant to a lease which expires September 2009. We believe we will be able to obtain additional facilities space on commercially-reasonable terms, as required.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market since our initial public offering on June 21, 2000 under the symbol CPHD. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Market, were as follows:

	High	Low

Fiscal year ended December 31, 2005
First Quarter	$11.45	$8.57
Second Quarter	10.20	7.28
Third Quarter	8.96	6.93
Fourth Quarter	11.21	5.83
Fiscal year ended December 31, 2006
First Quarter	$10.70	$8.25
Second Quarter	10.20	8.39
Third Quarter	9.82	6.50
Fourth Quarter	10.00	6.65

On February 28, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $7.97 per share. On February 28, 2007, there were approximately 181 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Product sales	$82,403	$80,440	$49,967	$15,817	$12,413
Contract revenues	3,913	3,062	2,967	638	403
Grant and government sponsored research revenue	1,036	1,508	34	2,079	1,838

Total revenues	87,352	85,010	52,968	18,534	14,654

Costs and operating expenses:
Cost of product sales(1)	48,800	46,232	27,541	8,628	8,766
Collaboration profit sharing	14,974	14,483	6,096	262	—
Research and development(1)	23,886	18,961	15,903	15,330	16,356
In-process research and development	139	—	—	—	—
Selling, general and administrative(1)	26,470	18,901	16,134	11,872	9,105
Expense for patent related matter	3,350	—	1,264	—	—
Restructuring expenses	—	—	—	—	245

Total costs and operating expenses	117,619	98,577	66,938	36,092	34,472

Loss from operations	(30,267)	(13,567)	(13,970)	(17,558)	(19,818)
Other income (expenses):
Interest income	4,402	1,413	675	60	313
Interest expense	(367)	(1,082)	(693)	(179)	(236)
Foreign currency exchange gain or loss and other	247	(358)	188	146	—

Other income (expense), net	4,282	(27)	170	27	77

Net loss	$(25,985)	$(13,594)	$(13,800)	$(17,531)	$(19,741)

Basic and diluted net loss per common share	$(0.50)	$(0.32)	$(0.34)	$(0.53)	$(0.70)

Shares used in computing basic and diluted net loss per common share	52,325	42,494	41,083	33,367	28,203

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$94,936	$37,222	$57,439	$18,510	$14,505
Restricted cash	661	661	688	688	2,296
Working capital	90,362	19,561	45,217	21,839	16,274
Total assets	167,661	103,188	120,315	41,558	30,191
Long-term obligations	44	2,439	14,165	1,978	1,993
Accumulated deficit	(133,486)	(107,501)	(93,907)	(80,107)	(62,576)
Total shareholders’ equity	132,706	55,403	65,609	20,075	20,758
(1) Amounts reported include stock-based compensation cost as follows:
Cost of product sales	$584	$—	$—	$—	$—
Research and development	2,839	—	16	68	351
Selling, general and administrative	3,907	—	—	31	189

	$7,330	$—	$16	$99	$540

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; development and manufacturing problems; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the Clinical Molecular Diagnostic market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical Molecular Diagnostic market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the Clinical Molecular Diagnostic, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. We are focusing our efforts on those applications where rapid molecular testing is particularly important, such as identifying infectious disease and cancer in the Clinical Molecular Diagnostic market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.

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

In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux in which bioMerieux is to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification technology to be run on systems employing our GeneXpert platforms. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales if any such products are introduced under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years.

In April 2004, we entered into a patent license agreement with Applera, through its ABI and its Celera Diagnostics joint venture, and, effective July 1, 2004, we entered into a patent license agreement with F. Hoffmann-La Roche Ltd. (“Roche”), each of which provides for non-exclusive worldwide licenses to make, use, and sell our products incorporating technologies covered by Applera’s and Roche’s respective patents. Under the license agreements, we agreed to pay aggregate license fees of $32.2 million, which was fully paid as of December 31, 2006. We also agreed to pay Applera and Roche ongoing royalties on sales of products incorporating their licensed patents. In connection with the license agreements, we recorded intangible assets of $31.1 million, representing the present value of license fee obligations net of imputed interest of $1.1 million. In June 2006, the Applera patent license agreement was expanded to include additional products, for which we paid an additional $0.5 million. The intangible assets related to the Applera and Roche licenses are being amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales.

In September 2005, we entered into a license agreement with Abaxis, effective as of September 30, 2005, pursuant to which Abaxis granted us a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology. In exchange for the license rights, we agreed to (i) make an upfront license payment, (ii) pay royalties during the term of the agreement and (iii) pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year.

In November 2005, we entered into a license agreement with DxS Limited (“DxS”), a private United Kingdom based company, pursuant to which DxS granted us a non-exclusive, worldwide, royalty-bearing license to the DxS scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification, including, the human in vitro diagnostics field.

In August 2006, we, through our wholly owned French subsidiary, Cepheid SA, purchased 100% of the stock of Actigenics SA (“Actigenics”), a French micro RNA research and services company. The purchase amount paid was $1.2 million in cash, of which 10% has been retained for a period of one year from the purchase date as security for the seller’s indemnification obligations. In addition, Cepheid assumed approximately $0.7 million of liabilities, offset by approximately $0.2 million of assets. The marker technology and discovery and validation technology acquired in this acquisition will be amortized on a straight-line basis over ten and six year periods, respectively. Immediately subsequent to the acquisition date, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an interpretation of FASB Statement No. 2”, $0.1 million of in-process research and development intangible assets with no alternative future uses were written off.

In September 2006, we entered into a sublicense agreement with Abbott Laboratories (“Abbott”), pursuant to which Abbott granted us a non-exclusive, world-wide, non-transferable right to Abbott’s exclusive license to certain patents from the Baylor College of Medicine. Under the sublicense agreement, we will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as multiple genomic DNA amplification for deletion detection. In September 2006, Cepheid also entered into a license agreement with Abbott, pursuant to which Abbott granted us a non-exclusive, world-wide, non-transferable right to a certain Abbott patent. Under the sublicense agreement, the Company will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as detection of cervical chlamydia trachomatis infection. License payments for these agreements totaled $2.0 million.

In February 2007, we completed the purchase of 100% of the outstanding stock of Sangtec Molecular Diagnostics AB (“Sangtec”), a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The results of Sangtec operations will be included in our consolidated results of operations from the date of acquisition. The acquisition will allow us to provide a relatively complete line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand its clinic test products, and a reagent manufacturing base in Europe.

Sales Channels

We sell our products both direct and through other distribution channels. In the United States, we sell through our direct sales force in the Industrial and Clinical Molecular Diagnostic markets, as well as through a non-exclusive distributor, Fisher Scientific Company L.L.C., in the Industrial market. Additional sales occur through our arrangements with BD-GeneOhm and Veridex. In Europe, our products are sold primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through our French subsidiary, Cepheid SA, additional distributors have been established in Europe, the Middle East, Western Asia and Africa. We expect to continue expanding our sales efforts into other territories throughout the world by adding distributors and entering into collaboration agreements.

Research and Development

Since our inception, we have devoted significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert platforms and, more recently, developing tests and ASRs for use on those platforms. Research and development expenses were approximately $15.9 million in 2004, $19.0 million in 2005 and $23.9 million in 2006. We expect that our research and development expenses in 2007 will increase in line with our contract and collaborator revenues and as we complete clinical trials for our MRSA/MSSA and Hemostasis tests and begin research on other tests.

Revenues

Currently, we derive our revenues primarily from the sales of our two instrument platforms and associated reagents and disposables in the Clinical Molecular Diagnostic, Industrial, and Biothreat markets, and to a lesser extent from contract and government sponsored research.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and the calculation of our inventory reserve, warranty accrual, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Determining whether the criteria for recognizing revenue have been met, including, for example, determining whether there is sufficient evidence that an arrangement exists, the collectibility of billings are reasonably assured and whether contractual performance obligations and milestones have been satisfied, requires us to make estimates, assumptions and judgments that affect our operating results. For example, our determination of the probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

Product sales.  We recognize revenue from product sales when goods are shipped, there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for our products except in the case of damaged goods. We have not experienced any significant returns of our products.

Contract revenues.  Contract revenues consist of fees earned under technology license arrangements, services rendered under research and development arrangements, grants and government sponsored research agreements, and milestone payments and royalties received under license and collaboration agreements. Deferred revenue is recorded when funds are received in advance of technologies to be delivered or services to be performed.

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

Research and development and government sponsored research contract revenues are recognized as the related services are performed based on the performance requirements of the relevant contract. Under the agreements, we are required to perform specific research and development activities and are compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement.

Incentive milestone payments are recognized as revenue upon the achievement of the specified milestone, assuming there are no continuing performance obligations related to that milestone. Incentive milestone payments are substantially at risk at the inception of the arrangement and are normally triggered by events external to Cepheid.

Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Impairment of Intangible Assets

Our intangible assets consist primarily of rights to certain patented technologies that we purchased. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. Amortization of intangible assets is included in cost of product sales in the consolidated statements of operations.

We review our intangible assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. There were no impairment charges recorded in the three year period ended December 31, 2006.

Inventory and Warranty Provisions

We maintain provisions for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance. The inventory provision is established using management’s estimate of the potential future obsolescence or excess inventory. As of December 31, 2006 and December 31, 2005, the provision for inventory obsolescence was approximately $0.7 million and $0.1 million, respectively. A substantial decrease in demand for our products or the introduction of new products could lead to excess inventories and could require us to increase our provision for inventory obsolescence. Our current estimates and assumptions are consistent with prior periods. In the past, there have not been significant adjustments of the actual results to our estimates.

Cepheid warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2006 and December 31, 2005, the accrued warranty liability was $0.3 million and $0.5 million, respectively.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, which is generally four years. Compensation expense related to stock options granted prior to January 1, 2006 is accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS 123.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the consolidated financial statements for periods prior to the adoption of SFAS 123R.

In determining fair value, we use the Black — Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated volatility of our common stock price over the expected term (volatility), risk-free interest rate and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock — based compensation.

•	Expected term is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•	Expected volatility is based on the historical volatility for the past 5 years, which matches the expected term of the option grant.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1 — Organization and Summary of Significant Accounting Policies to the consolidated financial statements appearing in Item 15 to this annual report, which are incorporated by reference into this Item 7.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenues

	Years Ended December 31,
	2006	2005	% Change
	(Amounts in thousands)

Revenues:
Instrument sales	$22,737	$28,263	(20)%
Reagent and disposable sales	59,666	52,177	14%

Total product sales	82,403	80,440	2%
Contract revenues	3,913	3,062	28%
Grant and government sponsored research revenue	1,036	1,508	(31)%

Total Revenues	$87,352	$85,010	3%

Product Sales

We operate in three market areas: Clinical Molecular Diagnostic, Industrial and Biothreat markets. The following table illustrates product sales in the three market areas as a percentage of total product sales:

	Years Ended December 31,
	2006	2005
	(As a % of total product sales)

Product sales by market:
Clinical Molecular Diagnostic	24%	11%
Biothreat	58%	72%
Industrial	18%	17%

Total Product Sales	100%	100%

Total product sales increased 2% to $82.4 million in 2006 from $80.4 million in 2005. The increase in product sales was the result of a change in product mix due to an increase in Clinical Molecular Diagnostic and Industrial product sales offset by an anticipated decrease in GeneXpert module sales to the USPS. The change in product mix is attributed primarily to expanded efforts in the Clinical Molecular Diagnostic market. In 2006, product sales to Northrop Grumman represented 59% of our total product sales. In 2005, product sales to Northrop Grumman and Smiths Detection represented 61% and 12% of our total product sales, respectively. The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2006	2005
	(As a % of total product sales)

Product Sales by Geographic Regions:
North America	88%	92%
Europe	10%	5%
Japan and other	2%	3%

Total Product Sales	100%	100%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenues

Contract revenues were $3.9 million in 2006 and $3.1 million in 2005. In 2006, Contract revenues were derived primarily from the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc., which are being recognized ratably over the term of the agreement, our collaboration agreement with Foundation for Innovative New Diagnostics (“FIND”), and our contract with Amplimedical. The increase in contract revenues in 2006 as compared to 2005 is due to the revenues from FIND, which began in 2006, and from increased revenues from Amplimedical.

Grant and Government Sponsored Research Revenue

Grant and government sponsored research revenue decreased to $1.0 million in 2006 from $1.5 million in 2005. The 2006 revenue was derived principally from programs with the National Cancer Institute and National Institutes of Health. The decrease in revenue in 2006 as compared to 2005 is primarily due to reductions from Northrop Grumman which has a contract with the Homeland Security Advanced Research Project Agency and from the National Cancer Institute.

Costs and Operating Expenses

	Years Ended December 31,
	2006	2005	% Change
	(Amounts in thousands)

Costs and operating expenses:
Cost of product sales	$48,800	$46,232	6%
Collaboration profit sharing	14,974	14,483	3%
Research and development	23,886	18,961	26%
In-process research and development	139	—	N/A
Selling, general and administrative	26,470	18,901	40%
Expense for patent related matter	3,350	—	N/A

Total costs and operating expenses	$117,619	$98,577	19%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses. As a result of the increased product sales discussed above, cost of product sales increased 6% to $48.8 million in 2006 compared to $46.2 million in 2005. Our product gross margin percentage declined to 41% in 2006 from 43% in 2005. The cost of product sales in 2006 included $0.6 million of stock-based compensation expense, whereas there was no such expense for 2005. This had the effect of a 1 percentage point decrease in our product gross margin percentage in 2006. The remaining 1 percentage point decline is due to a less favorable product mix.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the USPS BDS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $15.0 million and $14.5 million in 2006 and 2005, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 26% to $23.9 million in 2006 from $19.0 million in 2005. Research and development expenses in 2006 included $2.8 million of stock-based compensation expense, whereas there was no such expense for 2005. The increase in research and development expenses resulted primarily from a $3.7 million increase in salaries and employee-related expenses, including stock compensation expense, a $0.1 million increase in outside engineering and other consulting services, a $0.6 million increase in clinical trial costs, and a $0.5 million increase in occupancy costs and supplies. The increase in clinical trial costs is associated with our GBS, Enterovirus, MRSA and BCR/ABL products.

In-process Research and Development

In-process research and development of $0.1 million in 2006 represents the write-off of research and development intangible assets acquired in the acquisition of Actigenics in August 2006 that had no alternative future uses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related expenses, including stock-based compensation, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 40% to $26.5 million in 2006 from $18.9 million in 2005. The increase included a $5.3 million increase in salaries and employee-related expenses, including stock-based compensation of $3.9 million, a $1.5 million increase in legal, accounting, and other professional expenses, and a $0.8 million increase in insurance and other administrative expenses. Selling, general and administrative expenses in 2006 included $3.9 million of stock-based compensation expense, whereas there was no such expense for 2005.

Expense for Patent-related Matter

On January 2, 2007, we entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain our and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective product lines and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, we will also make a payment of $3.35 million to Idaho Technology. Such payment was made in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although we believed we would not be held liable for infringement had the issue ultimately gone to litigation, we came to the conclusion to settle the litigation. We made the Settlement Agreement and payment to avoid incurring significant legal costs to defend our case. Our belief that we did not infringe Idaho Technology’s patents was based on our detailed legal analysis by outside counsel that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that we did not believe there to be any validity to the patent infringement case, we did not ascribe any value to future product sales and recorded the whole amount as fiscal 2006 expense.

Other Income (Expense), Net

	Years Ended December 31,
	2006	2005	% Change
	(Amounts in thousands)

Other income (expenses), net:
Interest income	$4,402	$1,413	212%
Interest expense	(367)	(1,082)	(66)%
Foreign exchange gain (loss)	195	(358)	(154)%
Other income (expenses), net	52	—	N/A

Total other income (expenses), net	$4,282	$(27)	(15,959)%

Other income, net consists of interest income, interest expense and foreign exchange gain or loss and other. Interest income increased to $4.4 million in 2006 from $1.4 million in 2005. The increase was primarily due to additional cash balances resulting from proceeds of our public offering of common stock in March 2006. Interest expense decreased to $0.4 million in 2006 from $1.1 million in 2005. The decrease was primarily due to repayment of the lines of credit during the first quarter of 2006. Foreign exchange income increased as the U.S. dollar has strengthened against the Euro in 2006 compared to 2005.

Income Taxes

As of December 31, 2006 and 2005, we had deferred tax assets of approximately $60.0 million and $42.4 million, respectively. As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $117.4 million, which expire in the years 2011 through 2026, and federal research and development tax credits of approximately $5.0 million, which expire in the years 2012 through 2026. As of December 31, 2006, we had net operating loss carryforwards for state income tax purposes of approximately $64.7 million, which expire in the years 2012 through 2016, and state research and development tax credits of approximately $3.4 million, which have no expiration date. Under the provisions of the Internal Revenue Code of 1986, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

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

Total revenues increased 60% to $85.0 million in 2005 from $53.0 million in 2004. The increase in total revenues in 2005 as compared to 2004 was primarily due to an overall increase in product sales which was driven primarily by sales related to the USPS BDS, and, to a lesser extent, by sales of our products in the Industrial and Clinical Molecular Diagnostic markets.

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
	(As a % of total product sales)

Product Sales:
North America	92%	91%
Europe	5%	5%
Japan and other	3%	4%

Total Product Sales	100%	100%

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenues

Contract revenues were $3.1 million in 2005 and $3.0 million in 2004. Contract revenues were derived primarily from the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc., which are being recognized ratably over the term of the agreement.

Grant and Government Sponsored Research Revenue

Grant and government sponsored research revenue increased to $1.5 million in 2005 from $34,000 in 2004. The 2005 revenue was derived principally from a program with Northrop Grumman which has a contract with the Homeland Security Advanced Research Project Agency as well as our revenues from our grant from the National Cancer Institute.

	Years Ended December 31,
	2005	2004	% Change
	(Amounts in thousands)

Costs and operating expenses:
Cost of product sales	$46,232	$27,541	68%
Collaboration profit sharing	14,483	6,096	138%
Research and development	18,961	15,903	19%
Selling, general and administrative	18,901	16,134	17%
Expense for patent related matter	—	1,264	(100)%

Total costs and operating expenses	$98,577	$66,938	47%

Cost of Product Sales

As a result of the increased product sales discussed above, cost of product sales increased 68% to $46.2 million in 2005 compared to $27.5 million in 2004. Our product gross margin percentage declined to 43% in 2005 from 45% in 2004. The decrease in our product gross margin resulted primarily from costs associated with manufacturing inefficiencies in our anthrax cartridge production in the second and third quarter of 2005 as well as increased royalty expense associated with our license agreements with Roche and Applera entered into during 2004.

Collaboration Profit Sharing

The collaboration profit sharing was $14.5 million and $6.1 million in 2005 and 2004, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.

Research and Development Expenses

Research and development expenses increased 19% to $19.0 million in 2005 from $15.9 in 2004. This increase resulted primarily from a $1.6 million increase in salaries and personnel-related expenses, a $0.5 million increase in process consulting, a $0.6 million increase in clinical trial costs, and a $0.4 million increase in occupancy costs related to our facility in Bothell, WA. These increases were primarily due to development and clinical trials costs associated with our GBS, Enterovirus, MRSA and BCR/ABL products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17% to $18.9 million in 2005 from $16.1 million in 2004. The increase included a $1.6 million increase in salaries and personnel-related expenses, a $0.7 million increase in the portion of Sunnyvale facility costs charged to these functions, a $0.4 million increase in travel expenses, a $0.3 million increase in sales commissions and an offset by miscellaneous decreases of $0.2 million. These increases were due primarily to an expansion of our direct sales force, increased marketing and product support personnel, and promotional costs to support the Clinical Molecular Diagnostic market.

Expense for Patent-Related Matter

In March 2004, before we reached a final and definitive license agreement with Applera, we recorded a charge of $1.3 million related to estimated royalties on past product sales based on agreed-upon royalty rates. The amount was fully paid in 2004 upon execution of the license agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of December 31, 2006, we had $95.6 million in cash and cash equivalents and marketable securities (which includes $0.7 million in restricted cash). Our total cash provided in the year ended December 31, 2006 was $57.7 million, which consisted of $11.7 million used for operating activities, $5.9 million used for capital expenditures, $11.3 million for purchases of technology licenses and intangible assets, and $1.0 million for the acquisition of Actigenics, offset by $87.7 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.

Net cash used in operating activities was $11.7 million, $5.7 million and $6.0 million in 2006, 2005 and 2004, respectively. In 2006, net cash used in operating activities primarily consisted of $26.0 million net loss, which was partially offset by $7.5 million of depreciation expense and amortization of intangible assets and $7.3 million of stock based compensation. In addition, the decrease in operating assets and liabilities of $1.0 million consisted primarily of $3.4 million for accrued expense for patent-related matter, which was offset by $4.4 million principally related to inventory, accounts receivable, deferred revenue and accounts payable and other accrued liabilities. In 2005, net cash used in operating activities primarily consisted of $13.6 million net loss, which was partially offset by $6.0 million of depreciation expense and amortization of intangible assets. In addition, the increase in operating assets and liabilities of $1.2 million consisted primarily of $4.5 million for accounts payable and other accrued liabilities, which were offset by $3.3 million principally related to inventory and deferred revenue. In 2004, net cash used in operating activities primarily consisted of $13.8 million net loss, which was partially offset by $4.0 million of depreciation expense and amortization of intangible assets. In addition, the increase in operating assets and liabilities of $3.2 million consisted primarily of $10.5 million for accounts payable and $5.0 million for collaboration receivable, which was partially offset by $11.1 million for accounts receivable.

Net cash used in investing activities was $74.8 million, $5.6 million and $52.3 million in 2006, 2005 and 2004, respectively. In 2006, net cash in investing activities consisted of $56.6 million net purchases of marketable securities, $1.0 million to acquire Actigenics (net of retention), $5.9 million in capital expenditures, and $11.3 million for technology licenses. In 2005, net cash in investing activities consisted of $6.7 million in capital expenditures, $12.0 million for technology licenses offset by $13.1 million in net marketable securities activities. In

2004, net cash used in investing activities consisted of $4.3 million in capital expenditures, $34.3 million in purchases of marketable securities and $13.7 million for technology license payments.

Net cash provided by financing activities was $87.7 million, $4.1 million and $63.1 million in 2006, 2005 and 2004, respectively. In 2006, cash provided by financing activities consisted of $95.8 million in net proceeds from the sale of common stock. This was partially offset by repayments of $8.1 million on our equipment loans and line of credit. In 2005, cash provided by financing activities was $3.2 million from sales of common stock, $3.0 million in borrowings under our equipment financing arrangements offset by payments of $2.1 million under our equipment financing arrangements. In 2004, the $63.1 million consisted of $59.4 million from sales of common stock, $4.0 million from our line of credit and $1.6 million in equipment financing, partially offset by payments of $2.0 million on our equipment loans.

Contractual Obligations

As of December 31, 2006, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
	Total	Year	Years	Years	5 Years

Equipment Loans — Principal	$316	$313	$3	$—	$—
Interest on Equipment Loans	9	9	—	—	—
Note payable — Principal	52	11	23	18	—
Interest on Note Payable	5	2	2	1	—
Operating Leases	10,162	1,883	3,956	3,942	381
Purchase Obligations	5,912	4,970	942	—	—
License Fees	447	447	—	—	—
Minimum Royalties	10,704	819	1,795	1,848	6,242

	$27,607	$8,454	$6,721	$5,809	$6,623

Through December 31, 2006, we have financed a total of approximately $12.4 million in equipment purchases under two sources of equipment financing agreements. Our total obligation under these agreements was approximately $0.3 million at December 31, 2006. The equipment loans are secured by the financed equipment, bear interest at a weighted-average interest rate of 8.28% and are due in monthly installments. As of December 31, 2006, there was no remaining credit available under these agreements.

Purchase obligations include purchase orders or contracts for the purchase of raw materials and other goods and services. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements. Minimum royalty payments represent licensed royalties we are obligated to pay under our license agreements.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid could vary in some circumstances depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K and in FR-67.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, and to support our working capital needs. In addition to the acquisition of Sangtec, we expect to spend approximately $9 million for capital equipment in 2007. We expect to have negative cash flow from operations through at least the end of 2007. We used $29.9 million in cash (excluding net purchases of marketable securities of $56.6 million) in our operations and investing activities during 2006. We anticipate that our existing capital resources will enable us to maintain currently planned operations for the next twelve months. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest- bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in taxable auction variable rate notes and money market funds. Due to the short-term nature of the investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for 2006 were transacted in U.S. Dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto, of Cepheid and the Reports of Independent Registered Public Accounting Firm, Ernst and Young LLP, are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cepheid

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cepheid maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Cepheid’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cepheid maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
San Jose, California
March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to Consolidated Financial Statements in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in fiscal 2006 Cepheid changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cepheid’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
San Jose, California
March 13, 2007

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,186	$16,072
Marketable securities	77,750	21,150
Accounts receivable, net	15,246	13,976
Inventory	10,240	7,989
Prepaid expenses and other current assets	1,390	583

Total current assets	121,812	59,770
Property and equipment, net	14,097	13,000
Restricted cash	661	661
Other non-current assets	666	—
Intangible assets, net	30,425	29,757

Total assets	$167,661	$103,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,977	$9,293
Accrued compensation	3,319	3,191
Accrued royalties	3,516	3,115
Accrued collaboration profit sharing	3,497	4,371
Accrued other liabilities	4,107	2,441
Accrued expense for patent-related matter	3,350	—
Current portion of deferred revenue	3,913	2,963
Current portion of license fees payable	447	8,538
Current portion of equipment financing	313	2,297
Current portion of note payable	11	—
Line of credit	—	4,000

Total current liabilities	31,450	40,209
Long-term portion of deferred revenue	2,663	4,402
Long-term portion of license fees payable	—	387
Long-term portion of equipment financing	3	2,052
Long-term portion of note payable	41	—
Deferred rent	798	735

Total liabilities	34,955	47,785

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 54,950,284 and 42,755,336 shares issued and outstanding at December 31, 2006 and 2005, respectively	251,132	155,347
Additional paid-in capital	15,065	7,518
Accumulated other comprehensive income (loss)	(5)	39
Accumulated deficit	(133,486)	(107,501)

Total shareholders’ equity	132,706	55,403

Total liabilities and shareholders’ equity	$167,661	$103,188

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Instrument sales	$22,737	$28,263	$27,922
Reagent and disposable sales	59,666	52,177	22,045

Total product sales	82,403	80,440	49,967
Contract revenues	3,913	3,062	2,967
Grant and government sponsored research revenue	1,036	1,508	34

Total revenues	87,352	85,010	52,968

Costs and operating expenses:
Cost of product sales	48,800	46,232	27,541
Collaboration profit sharing	14,974	14,483	6,096
Research and development	23,886	18,961	15,903
In-process research and development	139	—	—
Selling, general and administrative	26,470	18,901	16,134
Expense for patent related matter	3,350	—	1,264

Total costs and operating expenses	117,619	98,577	66,938

Loss from operations	(30,267)	(13,567)	(13,970)
Other income (expense):
Interest income	4,402	1,413	675
Interest expense	(367)	(1,082)	(693)
Foreign currency exchange gain or loss and other	247	(358)	188

Other income (expense), net	4,282	(27)	170

Net loss	$(25,985)	$(13,594)	$(13,800)

Basic and diluted net loss per share	$(0.50)	$(0.32)	$(0.34)

Shares used in computing basic and diluted net loss per share	52,325	42,494	41,083

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2003	36,000	$92,694	$7,501	$(13)	$(80,107)	$20,075
Components of comprehensive loss:
Net loss	—	—	—	—	(13,800)	(13,800)
Foreign currency translation adjustment	—	—	—	(122)	—	(122)
Net unrealized loss on available-for-sale securities	—	—	—	(2)	—	(2)

Total comprehensive loss						(13,924)

Issuance of common shares under a follow on offering (net of issuance costs of $4,217)	5,500	57,658	—	—	—	57,658
Issuance of shares of common stock under employee and director option plans	232	882	—	—	—	882
Stock-based compensation related to stock options issued to consultants	—	—	16	—	—	16
Issuance of shares of common stock under employee stock purchase plan	316	902	—	—	—	902

Balance at December 31, 2004	42,048	152,136	7,517	(137)	(93,907)	65,609
Components of comprehensive loss:
Net loss	—	—	—	—	(13,594)	(13,594)
Foreign currency translation adjustment	—	—	—	179	—	179
Net unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)

Total comprehensive loss						(13,418)

Issuance of shares of common stock under employee and director option plans	438	2,099	—	—	—	2,099
Stock-based compensation related to stock options issued to consultants	—	—	1	—	—	1
Issuance of shares of common stock under employee stock purchase plan	269	1,112	—	—	—	1,112

Balance at December 31, 2005	42,755	155,347	7,518	39	(107,501)	55,403
Components of comprehensive loss:
Net loss	—	—	—	—	(25,985)	(25,985)
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized gain on available-for-sale securities	—	—	—	5	—	5

Total comprehensive loss						(26,029)

Issuance of common shares under a follow on offering (net of issuance costs of $6,312)	11,420	91,899	—	—	—	91,899
Issuance of shares of common stock under employee and director option plans	652	2,993	—	—	—	2,993
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	7,547	—	—	7,547
Issuance of shares of common stock under employee stock purchase plan	123	893	—	—	—	893

Balance at December 31, 2006	54,950	$251,132	$15,065	$(5)	$(133,486)	$132,706

See accompanying notes

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(25,985)	$(13,594)	$(13,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,764	3,485	2,572
Amortization of intangible assets	2,746	2,544	1,476
Amortization of imputed interest	222	501	461
In-process technology expense	139	—	—
Stock-based compensation related to employees and consulting services rendered	7,330	1	16
Deferred rent	63	136	102
Changes in operating assets and liabilities:
Accounts receivable	(1,237)	608	(11,080)
Collaboration receivable	—	—	5,000
Inventory	(2,034)	(1,445)	(1,456)
Prepaid expenses and other current assets	(439)	(181)	248
Other non-current assets	(179)	—	—
Accounts payable and other current liabilities	555	4,516	10,529
Accrued expense for patent-related matter	3,350	—	—
Accrued compensation	86	355	1,232
Deferred revenue	(1,082)	(2,672)	(1,297)

Net cash used in operating activities	(11,701)	(5,746)	(5,997)

Cash flows from investing activities:
Capital expenditures	(5,857)	(6,729)	(4,257)
Payments for technology licenses	(11,325)	(12,013)	(13,755)
Cost of acquisition, net	(1,037)	—	—
Proceeds from maturities of marketable securities	47,850	32,380	—
Purchases of marketable securities	(104,450)	(19,280)	(34,250)
Restricted cash	—	27	—

Net cash used in investing activities	(74,819)	(5,615)	(52,262)

Cash flows from financing activities:
Net proceeds from the sale of common shares and exercise of stock options and awards	95,785	3,211	59,442
Proceeds from line of credit	—	—	4,000
Principal payment of line of credit	(4,000)	—	—
Proceeds from equipment financing	—	3,000	1,613
Principal payments under equipment financing	(4,044)	(2,143)	(1,995)
Principal payments of note payable	(63)	—	—

Net cash provided by financing activities	87,678	4,068	63,060

Effect of exchange rate change on cash	(44)	176	(122)

Net increase (decrease) in cash and cash equivalents	1,114	(7,117)	4,679
Cash and cash equivalents at beginning of year	16,072	23,189	18,510

Cash and cash equivalents at end of year	$17,186	$16,072	$23,189

Supplemental Cash Flow Information:
Cash paid for interest	$367	$1,082	$693

See accompanying notes.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the Clinical Molecular Diagnostic, Industrial and Biothreat markets. The Company’s systems enable rapid, sophisticated genetic testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

Principles of Consolidation

The consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiary in France after elimination of intercompany transactions and balances. In August 2006, the French subsidiary acquired Actigenics SA (“Actigenics”) that became a wholly-owned subsidiary of the French subsidiary. The consolidated financial statements include the result of operations of Actigenics subsequent to August 8, 2006. The functional currency of the French subsidiaries is the Euro; accordingly, foreign currency translation adjustments are recorded as other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, short-term debt and long-term debt, approximated fair value as of December 31, 2006 and 2005, due to their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with maturities from the date of purchase of 90 days or less. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

Marketable Securities

The Company’s marketable securities are designated as available-for-sale and recorded at fair value, and realized and unrealized gains and losses on investments are determined on the specific identification method. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Marketable securities with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term. All of Cepheid’s financial instruments categorized as marketable securities are Taxable Auction Variable Rate Notes.

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not recorded any impairment charges on investments related to other-than-temporary declines in market value.

Restricted Cash

Restricted cash consists of a certificate of deposit and bank term deposits all with maturities of greater than 90 days, and is collateral for a standby letter of credit issued in connection with a facility lease obligation.

Inventory

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment to ARB 43, Chapter 4” (“SFAS 151”). Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of the production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. The adoption of SFAS 151 has not had a material impact on the Company’s results of operations or financial position.

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out (“FIFO”) method.

The components of inventories were as follows (in thousands):

	December 31,
	2006	2005

Raw Materials	$4,910	$4,856
Work in Process	2,587	1,751
Finished Goods	2,743	1,382

	$10,240	$7,989

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Land	$21	$21
Building	486	391
Scientific equipment	8,868	6,740
Manufacturing equipment	9,933	8,441
Office furniture, computers and equipment	5,139	4,217
Leasehold improvements	5,215	3,991

	29,662	23,801
Less accumulated depreciation and amortization	(15,565)	(10,801)

	$14,097	$13,000

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

As of December 31, 2006, intangible assets consisted primarily of rights to certain patented technologies licensed from Applera Corporation (“Applera”) and F. Hoffmann-La Roche Ltd. (“Roche”), (see Note 3, “Patent License Agreements and Note 5, “Collaborative Agreements and Contracts”). Amortization of intangible assets is included in cost of product sales in the accompanying consolidated statements of operations.

Intangible assets are recorded at cost, less accumulated amortization, and are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis. Accumulated amortization of intangible assets was $6.8 million and $4.0 million at December 31, 2006 and 2005, respectively. The Company reviews its intangible assets for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. There were no impairment charges recorded in the three year period ended December 31, 2006.

Amortization expense of intangible assets was $2.8 million, $2.5 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2006 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense

2007	$3,053
2008	3,053
2009	3,044
2010	2,995
2011	2,995
Thereafter	15,285

Total expected future annual amortization	$30,425

Warranty Provision

The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for each of the three years ended December 31, 2006 consisted of the following (in thousands):

	2006	2005	2004

Balance at beginning of year	$470	$379	$331
Costs incurred and charged against reserve	(451)	(767)	(114)
Provision for warranty	237	858	162

Balance at end of year	$256	$470	$379

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from product sales and contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products. Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

Grant and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or when certain milestones are achieved.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted to employees and directors prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted to employees and directors subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, which is generally four years.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense related to stock options granted to employees and directors prior to January 1, 2006 is accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation to other than employees was not impacted by the adoption of SFAS 123R and is determined in accordance with SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.

Determining Fair Value Under SFAS 123R:

Valuation and amortization method — The Company estimates the fair value of other than restricted stock awards granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value of restricted stock awards is measured at the market price of non-restricted stock at the date of grant. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past 5 years to estimate expected volatility, which matches the expected term of the option grant.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The adoption of SFAS 123R also requires additional accounting related to income taxes. Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense.

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s consolidated statement of operations for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to January 1, 2006. For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards (in thousands).

	Years Ended December 31,
	2005	2004

Net loss as reported	$(13,594)	$(13,800)
Deduct: total pro forma stock-based compensation determined under the fair value method of all employee related stock-based awards, net of related tax effects	(8,710)	(5,539)

Pro forma net loss	$(22,304)	$(19,339)

Basic and diluted net loss per share:
As reported	$(0.32)	$(0.34)
Pro forma	$(0.52)	$(0.47)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004

Risk-free interest rate	3.84%	3.49%
Dividend yield	0.00%	0.00%
Volatility factors of the expected market price of the Company’s common stock	0.9	1.1
Weighted-average expected life of option (years)	4.01	4.63

The same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 2 years, was used. The value of stock options granted to non-employees has been recorded in the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss and its components are presented in the accompanying consolidated statements of shareholders’ equity. The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2006	2005

Net unrealized loss on available-for-sale securities	$—	$(5)
Cumulative translation adjustment	(5)	44

	$(5)	$39

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Common stock equivalents consisting of stock options and awards have been

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented and were 7,402,000, 6,644,000 and 5,598,000 at December 31, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as required. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather, it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as required. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for periods ending after November 15, 2006. The adoption of the provisions of SAB 108 on December 31, 2006 had no impact on our consolidated financial statements.

Reclassification

Certain balance sheet amounts as of December 31, 2005 have been reclassified to conform to the current period presentation.

2.	Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in only one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. For the year ended December 31, 2006 there was one direct customer that represented 58% of total product sales. For the year ended December 31, 2005 there were two direct customers that represented 61% and 12% of total product sales. For the year ended December 31, 2004, there were two direct customers that represented 45% and 23% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. Information about sales through distributors for the three years ended December 31, 2006, 2005, and 2004 is as follows:

	Years Ended December 31,
	2006	2005	2004

Product Sales Geographic information:
North America	88%	92%	91%
Europe	10%	5%	5%
Japan and other	2%	3%	4%

Total revenues	100%	100%	100%

No single country outside of the United States represented more than 10% of the Company’s total revenues, total net assets or total net property, plant and equipment in any period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company maintains its portfolio of cash equivalents in short-term commercial paper, auction rate securities and money market funds. The Company’s accounts receivable are derived primarily from sales to customers. The Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In addition, the Company maintains an allowance for potential doubtful accounts.

As of December 31, 2006 there was one customer whose accounts receivable balance represented 35% of total receivables. As of December 31, 2005 there was one customer whose accounts receivable balance represents 59% of total receivables.

The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

3.	Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera, through its Applied Biosystems Group (“ABI”) and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with Roche, effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $23.5 million was paid as of December 31, 2005 and $8.7 million was paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The effective interest rate used to calculate the present value of the discounted payments was 4.0% for both the Roche and Applera licenses. In June 2006, the Applera patent license agreement was expanded to include additional Company products, for which the Company paid an additional $0.5 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license, which was expensed during the quarter ended March 31, 2004.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also agreed to pay Applera and Roche ongoing royalties on sales of any products incorporating the licensed patents. Resulting product royalties are recorded as part of the cost of product sales when the related product sales are recognized.

In September 2005, the Company entered into a license agreement with Abaxis, Inc. (“Abaxis”), pursuant to which Abaxis granted the Company a non-exclusive, worldwide, royalty-bearing license to certain Abaxis patents relating to lyophilization technology in accordance with the provisions specified in the agreement. Under the agreement, the Company will be able to make, distribute and sell products for nucleic acid based amplification assays. In exchange for the license rights, the Company agreed to (i) make an upfront license payment of $0.5 million, (ii) pay royalties during the term of the agreement and (iii) pay a yearly license maintenance fee during the term of the agreement, which fee will be creditable against any royalties due during such calendar year.

In November 2005, Cepheid entered into a license agreement with DxS Limited (“DxS”), a private United Kingdom based company, pursuant to which DxS granted Cepheid a non-exclusive, worldwide, royalty-bearing license to the DxS Scorpions patents and other intellectual property rights relating to its Scorpions technology for the real-time PCR detection of nucleic acid amplification. This amends a December 2004 agreement, which provided for license rights to develop and commercialize license technology in the environmental, veterinarian, forensics identity relationship testing, and agricultural fields. Under the Agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell assay products incorporating the licensed technology in the human in vitro diagnostics field.

In September 2006, Cepheid entered into a sublicense agreement with Abbott Laboratories (“Abbott”), pursuant to which Abbott granted Cepheid a non-exclusive, world-wide, non-transferable right to Abbott’s exclusive license to certain patents from the Baylor College of Medicine. Under this sublicense agreement, the Company will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as multiple genomic DNA amplification for deletion detection. In September 2006, Cepheid also entered into a license agreement with Abbott, pursuant to which Abbott granted Cepheid a non-exclusive, world-wide, non-transferable right to a certain Abbott patent. Under this sublicense agreement, the Company will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as detection of cervical chlamydia trachomatis infection. License payments for these agreements totaled $2.0 million. The intangible assets related to these sublicenses are amortized on a straight-line basis over their useful lives of approximately 7 and 9 years, respectively, with the amortization recorded as part of the cost of product sales.

4.	Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of December 31, 2006 and 2005, the accrued profit sharing liability was $3.5 million and $4.4 million, respectively. Collaboration profit sharing expense was $15.0 million, $14.5 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

5.	Collaborative Agreements and Contracts

bioMerieux, Inc.

In December 2003, the Company entered into an agreement with bioMerieux, Inc. for bioMerieux to develop DNA testing products using its proprietary nucleic acid sequence-based amplification technology to be run on systems employing the Company’s GeneXpert platforms. Under the agreement, bioMerieux has paid the Company a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. The Company may also receive potential product

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years, which represents the estimated period of our continuing involvement under this agreement.

Infectio Diagnostic, Inc./GeneOhm Sciences, Inc.

In November 2003, we entered into a series of agreements with Infectio Diagnostics, Inc. (“IDI”). IDI merged with GeneOhm Sciences, Inc. in 2004. GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company (“BDC”) in February 2006. Under these agreements, we received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS, MRSA and vancomycin resistant enterococcus (“VRE”) that have been configured for use with the SmartCycler system. The distribution rights relating to tests for MRSA were terminated in November 2006, and the distribution rights relating to GBS will terminate in April 2007. In the event that BDC introduces a VRE product for the SmartCycler system, our distribution rights relating to VRE tests will terminate two years from the date of such introduction. IDI received non-exclusive worldwide rights to distribute our SmartCycler system for use with IDI tests. Such IDI distribution rights have an initial term that expires in November 2008.

ABI

In October 2002, we entered into a collaboration agreement with ABI to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by ABI for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

Lawrence Livermore National Laboratory

The Company has a worldwide exclusive license with Lawrence Livermore National Laboratory (“LLNL”) to use or sublicense certain patent rights and to make, have made, import, and use certain licensed products relating to the patent rights for the use of rapid thermal cycling technology with real time optical detection for nucleic acid amplification. The Company paid LLNL an issuance fee of $0.2 million for this technology in 1997. In addition, upon commercialization of any product containing the licensed technology, including the SmartCycler system, the Company is required to pay royalties to LLNL based on net sales.

Foundation for Innovative New Diagnostics

In May 2006, Cepheid entered into an agreement with the Foundation for Innovative New Diagnostics (“FIND”) to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, Cepheid is responsible for the development of a 6-color GeneXpert system to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND will reimburse Cepheid at agreed upon amounts. The term of the development portion of the agreement is for 30 months. The supply term of the agreement is for twelve years, unless terminated by either party in accordance with relevant provisions of the agreement.

Centers for Disease Control and Prevention

In December 2006, Cepheid entered into a contract with the Centers for Disease Control and Prevention (“CDC”) for the first two phases of a five phase program totaling approximately $15 million for the development of a new Point-of-Care in vitro diagnostic product that tests for influenza viruses A and B, and H5N1, providing general clinical utility for seasonal flu diagnosis in addition to its application in the case of an avian flu pandemic. Under the first two phases of the program, Cepheid is responsible to develop by May 31, 2007 a pre-clinical development plan, a clinical development and a regulatory plan. Under the contract, Cepheid will receive

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement for a defined cost plus a fixed fee. Total available funding for the first two phases is approximately $2.4 million.

6.	Equipment Financing and Line of Credit

In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million may be used for letters of credit. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add an equipment financing line of $3.0 million. The equipment line of credit and revolving line of credit are collateralized by the Company’s accounts receivable, certain equipment, tenant improvements, or other personal property of the Company financed pursuant to the agreement, and bear an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. The agreement, as amended, contains a financial covenant that requires the Company to maintain at least 80% of the outstanding balance of all of the Company’s indebtedness, as such term is defined in the agreement, in cash or investments with the lender and a minimum of $25.0 million in unrestricted cash in total. After being extended in November 2006, the agreement matured in February 2007. As of December 31, 2006, the Company had no balance outstanding under the revolving or equipment line of credit.

The Company also financed a portion of its equipment purchases under an equipment financing agreement with another financial lending institution. The equipment loans under this financing arrangement are to be repaid over 36 to 48 months at interest rates ranging from 7.4% to 9.9% and are secured by the related equipment. As of December 31, 2006 and 2005, the balance outstanding totaled $0.3 million and $4.3 million, respectively. As of December 31, 2006, there was no remaining credit available under this agreement.

Future minimum principal payments under the equipment financing arrangements at December 31, 2006 are as follows (in thousands):

Years Ending December 31,

2007	$322
2008	2
2009	1

Total minimum payments	325
Amount representing interest	(9)

Present value of future payments	316
Current portion of equipment financing	(313)

Non-current portion of equipment financing	$3

7.	Acquisition

In August 2006, Cepheid, through its wholly owned French subsidiary, Cepheid SA, purchased 100% of the stock of Actigenics, a French micro RNA research and services company. The acquisition will allow Cepheid direct access to micro RNA markers used in diagnostic and therapeutic products and the related discovery, validation and development processes. Cepheid paid $1.2 million in cash, of which 10% has been retained for a period of one year from the purchase date for any breach of seller’s general representations and guarantees. In addition, Cepheid assumed approximately $0.7 million of liabilities, and acquired $0.2 million of tangible assets.

Of the $1.2 million paid, $0.7 million represented deferred prepaid compensation expense to be recognized over a service period of three years from the August 2006 acquisition date. This deferred compensation expense is being amortized on a straight line basis.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of Actigenics operations have been included in the Company’s consolidated results of operations from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The purchase price was allocated as follows (in thousands):

Deferred compensation expense	$730
Marker technology	591
Discovery and validation technology	197
In-process research and development	139
Liabilities assumed, net of assets acquired	(505)

Total allocation of purchase price	$1,152

The marker technology and discovery and validation technology will be amortized on a straight-line basis over ten and six year periods, respectively. Immediately subsequent to the acquisition date, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an interpretation of FASB Statement No. 2”, $0.1 million of in-process research and development intangible assets with no alternative future use was written off.

8.	Leases, Commitments and Contingencies

Facility Leases

The Company leases its headquarters facility under a ten-year operating lease, which expires on March 2012. The lease provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit in the amount of $0.7 million, collateralized by a certificate of deposit. This certificate of deposit has been classified as restricted cash on the consolidated balance sheet. In May 2005, the Company entered into a facility lease for a research and development center in Bothell, Washington. The lease for the Bothell facility expires in August 2011. In December 2005, the Company entered into a facility lease for additional warehouse space in Sunnyvale, California. The lease for the warehouse space will expire in September 2010. Minimum annual rental commitments under the operating leases at December 31, 2006 are as follows (in thousands):

Years Ending December 31,

2007	$1,883
2008	1,946
2009	2,010
2010	2,041
2011	1,901
Thereafter	381

Total minimum payments	$10,162

Rent expense for years ended December 31, 2006, 2005, and 2004 was $1.9 million, $1.7 million, and $1.5 million, respectively.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

A complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc. (“Idaho Technology”) and University of Utah Research Foundation was served on the Company in March 2006. The complaint alleged that the Company infringed certain patents licensed by the University of Utah Research Foundation to Idaho Technology.

On January 2, 2007, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain Company and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective product lines and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, the Company will also make a payment of $3.35 million to Idaho Technology. Such payment was made in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although the Company believed it would not be held liable for infringement had the issue ultimately gone to litigation, it came to the conclusion to settle the litigation. The Company made the Settlement Agreement and payment to avoid incurring significant legal costs to defend its case. The Company’s belief that it did not infringe Idaho Technology’s patents was based on the Company’s detailed legal analysis by outside counsel that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that the Company did not believe there to be any validity to the patent infringement case, it did not ascribe any value to future product sales and recorded the whole amount as fiscal 2006 expense.

9.	Shareholders’ Equity

Common Stock

On February 18, 2004, the Company completed an offering of 5,500,000 shares of common stock at a price of $11.25 per share and received net proceeds of approximately $57.7 million. On March 13, 2006, the Company completed an underwritten public offering of 10,000,000 shares of common stock at a price of $8.60 per share and received proceeds of approximately $80.6 million, net of $5.4 million expenses. On April 5, 2006, the underwriters exercised their over allotment option and purchased an additional 1,419,910 shares of common stock at a price of $8.60 per share, and the Company received additional proceeds of $11.3 million, net of $0.9 million expenses.

Stock Option Plans

On April 16, 1997, the Board of Directors approved a Stock Option Plan (“1997 Plan”). The 1997 Plan provided for annual increases in the number of shares available for issuance on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. In May 2003, the shareholders approved an amendment to terminate the 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) and reserve for issuance under the 1997 Plan the shares previously available for issuance under the Directors’ Plan.

Under the 1997 Plan, as amended, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants. Options are granted at an exercise price of no less than the fair market value per share of the common stock on the date of grant and expire not later than ten years from the date of grant. Options under the 1997 Plan generally vest 25% one year after the date of grant and then on a pro rata basis over the following 36 months. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee.

On April 27, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which was approved by the Board in February 2006. On April 27, 2006, the Board also terminated the 1997 Plan. No new grants will be made under the 1997 Plan, and options granted or shares issued under the 1997 Plan that were

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding on the date the 1997 Plan was terminated will remain subject to the terms of the 1997 Plan. Shares of common stock reserved for issuance under the 2006 Plan include (i) an initial authorization of 3,800,000 shares of common stock, (ii) shares reserved but unissued under the 1997 Plan as of the date the 1997 Plan was terminated and (iii) shares subject to awards granted under the 1997 Plan that are cancelled, forfeited or repurchased by the Company or expire after the 1997 Plan termination.

Under the 2006 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share awards (“PSAs”). ISOs may be granted only to employees and directors of the Board, and all other awards may be granted to Company employees and directors and to consultants, independent contractors and advisors of the Company for services rendered. Any award, other than a stock option or a SAR, shall reduce the number of shares available for issuance by 1.6 shares for each share subject to such award (for a stock option or a SAR this ratio shall remain 1:1). The 2006 Plan is administered by the Compensation Committee of the Board (“Committee”). The following provides a general description of each type of award under the 2006 Plan.

Stock options may be granted at no less than the fair market value per share of common stock on the date of the grant (at 110% of fair market value for ISOs granted to 10% shareholders), expire not later than 7 years from the date of grant (5 years from the date of grant for ISOs granted to 10% shareholders) and generally vest 25% one year after the date of grant and then on a pro rata basis over the following 36 months.

RSAs may be granted at a purchase price that is less than fair market value on the date of grant, and the restrictions are determined by the Committee and may be based on years of service with the Company or completion of performance goals during a period. The Committee will determine the extent that the RSA is earned prior to the payment for the shares awarded.

SBAs may be granted for past or future services and may contain restrictions based on years of service with the Company or completion of performance goals during a period. No payment will be required for shares awarded under an SBA. Payments to recipients of an SBA may be in the form of cash, shares of common stock, or a combination thereof, based on the fair market value of shares earned under the SBA. The Committee will determine the number of shares to be awarded under the SBA and the extent that the SBA is earned prior to the payment for the shares awarded.

SARs are awards for past or future services that may be settled in cash or shares of common stock, including restricted stock, having a value equal to the number of shares subject to the SAR multiplied by the difference between the fair market value on the date of grant and the exercise price. The Committee determines the terms of each SAR, including the number of shares of common stock subject to the SAR, the exercise price and the times during which the SAR may be settled, consideration to be made on settlement, and effect of the participant’s termination. If SARs are awarded based on performance goals, the Committee will determine the extent that the SAR is earned. SARs may be granted at an exercise price that may be less than fair market value per share of common stock on the date of grant, may be exercisable at one time or from time to time, and have a term not to exceed seven years.

RSUs are awards for past or future services that may be settled in cash or shares of common stock, including restricted stock. The Committee determines the terms of each RSU, including the number of shares of common stock subject to the RSU, the times during which the RSU may be settled, consideration to be made on settlement, and effect of the participant’s termination. If RSUs are awarded based on performance goals, the Committee will determine the extent that the RSU is earned. The number of shares subject to the RSU may be fixed or may vary depending on in accordance with performance goals as determined by the Committee. While the RSU shall be paid currently, under certain circumstances the Committee may permit the participant to defer settlement of the RSU.

PSAs are awards denominated in shares of common stock that may be settled in cash or issuance of such shares (which may consist of restricted stock). The Committee will determine the terms of each PSU, including the number

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of shares of common stock subject to the PSU, the performance factors and period that shall determine the time and extent to which each PSU shall be settled, consideration to be made on settlement, and effect of the participant’s termination. The Committee will determine the extent that the PSU is earned. The number of shares subject to the PSU may be fixed or may vary depending on in accordance with performance goals as determined by the Committee.

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

A summary of option and award activity under all plans is as follows:

				Weighted
	Shares			Average
	Available for			Exercise
	Future Grant	Options	Awards	Price

Balance, December 31, 2003	1,159,226	4,342,077	—	$4.33
Authorized	1,000,000	—	—	—
Granted	(1,677,450)	1,677,450	—	$8.43
Exercised	—	(231,984)	—	$3.80
Forfeited	189,979	(189,979)	—	$5.58

Balance, December 31, 2004	671,755	5,597,564	—	$5.53
Authorized	1,000,000	—	—	—
Granted	(1,972,280)	1,972,280	—	$8.98
Exercised	—	(438,414)	—	$4.79
Forfeited	487,531	(487,531)	—	$6.71

Balance, December 31, 2005	187,006	6,643,899	—	$6.53
Authorized	4,800,000	—	—	—
Granted	(2,159,575)	2,127,575	20,000	$8.68
Exercised	—	(641,920)	(10,000)	$4.59
Forfeited	737,548	(737,548)	—	$8.62

Balance, December 31, 2006	3,564,979	7,392,006	10,000	$7.12

The awards granted in 2006 were RSAs with a weighted average fair value at date of grant of $8.00 per share, all of which were unvested at December 31, 2006. In accordance with the 2006 Plan, awards granted in 2006 reduced the number of shares available for future grant by a factor of 1.6 for each share subject to such award, or 32,000 shares.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding at December 31, 2006:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average			Average
	Number of	Average	Remaining	Aggregate	Number of	Remaining	Weighted	Aggregate
	Shares	Exercise	Contractual Life	Intrinsic Value	Shares	Contractual Life	Average	Intrinsic Value
Exercise Price	(In 000s)	Price	(In Years)	(In 000s)	(In 000s)	(In Years)	Exercise Price	(In 000s)

$ 1.50 to $ 3.32	563	$2.46	4.71	$3,406	560	4.70	$2.45	$3,387
$ 3.55 to $ 3.61	775	$3.61	5.29	3,789	773	5.29	$3.61	3,783
$ 3.69 to $ 4.31	828	$4.27	5.94	3,505	772	5.91	$4.26	3,271
$ 4.33 to $ 7.35	959	$6.50	6.67	1,918	734	6.44	$6.30	1,613
$ 7.38 to $ 8.21	795	$7.73	7.48	611	188	7.77	$7.61	167
$ 8.24 to $ 8.88	834	$8.78	8.41	3	201	6.47	$8.59	2
$ 8.93 to $ 9.075	867	$9.04	6.04	—	106	7.18	$8.99	—
$ 9.08 to $ 9.18	747	$9.14	7.88	—	60	7.57	$9.15	—
$ 9.20 to $ 10.74	795	$9.89	7.99	—	336	7.96	$9.94	—
$10.79 to $14.375	229	$11.87	6.41	—	162	5.90	$12.30	—

	7,392	$7.13	6.76	$13,232	3,892	6.06	$5.67	$12,223

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.50 at December 29, 2006 (the last quoted market price in 2006), which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was $2.7 million, $2.1 million and $1.2 million, respectively.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (“ESPP”) was adopted in April 2000 and amended in June 2003. The ESPP permits eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The number of shares available for future issuance increase annually equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or a lesser amount determined by the Board.

Non-Employee Director Stock Options

In March 2000, the Company adopted the Directors’ Plan and reserved a total of 200,000 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a NQSO to purchase 15,000 shares of common stock on the date on which such person first becomes a director. At the first board meeting following each annual shareholders meeting, beginning with the first board meeting after the first annual shareholders’ meeting, each non-employee director then in office for over six months will automatically be granted a NQSO to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of the grant. The term of these options is 10 years.

In May 2003, the Directors’ Plan was terminated pursuant to amendments to the 1997 Plan approved by the Board and the shareholders. Upon the termination of the Directors’ Plan, no further options were granted under the Directors’ Plan, and all shares then reserved for issuance under the Directors’ Plan that were not subject to outstanding options granted under the Directors’ Plan became reserved and available for issuance under the 1997

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan. Options and shares granted or issued under the Directors’ Plan that were outstanding on the date the Directors’ Plan was terminated will remain subject to the terms of the Directors’ Plan. After the Directors’ Plan was terminated, any shares subject to options issued under the Directors’ Plan that cease to be subject to the options for any reason other than option exercise, and any shares issued under the Directors’ Plan that are repurchased by the Company or forfeited, become available for grant under the 1997 Plan. Under the 1997 Plan, as amended, new non-employee directors will receive nondiscretionary, automatic grants of options to purchase 15,000 shares of the common stock upon joining the Board, and the continuing non-employee directors will receive nondiscretionary, automatic grants of options to purchase 7,500 shares of common stock each year after the annual meeting of shareholders.

On April 27, 2006, the 1997 Plan was terminated and replaced by the 2006 Plan. Under the 2006 Plan, non-employee directors will automatically be granted NQSOs to purchase 25,000 shares of common stock upon initial election or appointment to the Board, which vest and become exercisable in equal amounts on each of three annual anniversary dates of the grant date as long as the director remains on the Board. On the date of the first Board meeting following each annual shareholder meeting each non-employee director then in office for longer than six months will automatically be granted NQSOs to purchase 12,500 shares of common stock, which vest and become exercisable on the one-year anniversary from the grant date as long as the director remains on the Board. The Board may also make discretionary grants to purchase common stock to any non-employee director that vest and become exercisable as determined by the Board. On April 27, 2006, the Board granted an option under the 2006 Plan to purchase 10,000 shares of common stock at $9.18 per share to a non-employee director who became a member of the Board in February 2006. Such option vests and becomes exercisable in equal amounts on each of three annual anniversary dates of the grant date as long as the director remains on the Board. The exercise price of non-employee director options will be equal to the fair market value of the common stock on the date of the grant.

Reserved Shares

As of December 31, 2006, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Stock Options:
Options and awards outstanding for all plans	7,402
Reserved for future grants	3,565
ESPP	105

11,072

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Fair Value — The fair value of the Company’s stock options granted to employees and shares purchased by employees under the ESPP for the years ended December 31, 2006 was estimated using the following assumptions:

OPTION SHARES:
Expected Term (in years)	5.00
Volatility	0.96
Expected Dividends	0.00%
Risk Free Interest Rates	4.87%
Estimated Forfeitures	13.45%
Weighted Average Fair Value	$6.65
ESPP SHARES:
Expected Term (in years)	1.25
Volatility	0.49
Expected Dividends	0.00%
Risk Free Interest Rates	5.01%
Estimated Forfeitures	13.45%
Weighted Average Fair Value	$3.42

Stock Based Compensation Cost — Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation in accordance with APB 25 when the option price was less than the fair market value. As of December 31, 2003, all deferred compensation previously recognized had been amortized to expense. The following table is a summary of the major categories of stock compensation expense recognized in accordance with SFAS 123R for the year ended December 31, 2006 (in thousands).

Cost of product sales	$584
Research and development	2,839
Selling, general and administrative	3,907

Total stock-based compensation cost	$7,330

The impact on 2006 basic and diluted net loss per share resulting from the adoption of SFAS 123R was $0.14.

The above stock-based compensation cost includes $1.1 million related to ESPP. In addition, stock-based compensation cost of approximately $0.2 million was included in inventory as of December 31, 2006.

As of December 31, 2006, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was approximately $16.6 million, which is net of estimated forfeitures of $5.4 million. This cost will be amortized on a straight line basis over a weighted-average period of approximately 5 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.6 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the ESPP.

10.	Employee Benefit Plan

Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. For each of the three years in the period ended December 31, 2006, the Company did not make any matching contributions.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The Company has no provision for U.S. federal, state, or foreign income taxes for any period as it has incurred operating losses in all periods and for all jurisdictions.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $117.4 million, which expire in the years 2011 through 2026, and federal research and development tax credits of approximately $5.0 million, which expire in the years 2012 through 2026. As of December 31, 2006, the Company had net operating loss carryforwards for state income tax purposes of approximately $64.7 million, which expire in the years 2012 through 2016, and state research and development tax credits of approximately $3.4 million, which have no expiration date.

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

	December 31,
	2006	2005

Net operating loss carryforwards	$43,811	$34,601
Capitalized research and development costs	1,855	1,121
Research and other credit carryforwards	8,489	3,524
Accruals and reserves	335	203
Other	5,475	2,920

Total deferred tax assets	59,965	42,369
Valuation allowance for deferred tax assets	(59,965)	(42,369)

Net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $17.6 million, $5.5 million and $5.0 million during the years ended December 31, 2006, 2005, and 2004, respectively.

The Company intends to indefinitely reinvest any earnings from its foreign subsidiaries.

12.	Subsequent Event — Acquisition

On February 14, 2007, Cepheid completed the purchase of 100% of the outstanding stock of Sangtec Molecular Diagnostics AB (“Sangtec”), a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The results of Sangtec operations will be included in the Company’s consolidated results of operations from the date of acquisition. The acquisition will allow Cepheid to provide a relatively complete line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand its clinic test products, and a reagent manufacturing base in Europe.

Cepheid paid $27.2 million in cash, subject to working capital adjustments and excluding acquisition costs, in the purchase of Sangtec. The acquisition will be accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”. The Company is in the process of obtaining third-party valuations of certain assets and liabilities; thus the allocation of the purchase price is currently under development.

CEPHEID

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)

2006
Total revenues	$20,161	$19,847	$23,762	$23,582
Costs and operating expenses:
Cost of product sales	11,393	11,683	13,281	12,443
Collaboration profit sharing	3,811	3,843	3,813	3,507
Research and development	5,829	5,807	5,568	6,682
In-process research and development	—	—	139	—
Selling, general and administrative	6,146	6,921	6,146	7,257
Expense for patent related matter	—	—	—	3,350

Total costs and operating expenses	27,179	28,254	28,947	33,239

Loss from operations	(7,018)	(8,407)	(5,185)	(9,657)
Other income (expenses), net	346	1,365	1,215	1,356

Net loss	$(6,672)	$(7,042)	$(3,970)	$(8,301)

Basic and diluted net loss per share	$(0.15)	$(0.13)	$(0.07)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per share	44,946	54,518	54,771	54,930

2005
Total revenues	$19,566	$21,384	$20,412	$23,648
Costs and operating expenses:
Cost of product sales	10,274	11,743	11,601	12,614
Collaboration profit sharing	3,606	3,602	2,904	4,371
Research and development	4,506	4,538	4,754	5,163
Selling, general and administrative	4,555	5,036	4,518	4,792

Total costs and operating expenses	22,941	24,919	23,777	26,940

Loss from operations	(3,375)	(3,535)	(3,365)	(3,292)
Other income (expenses), net	(83)	(100)	103	53

Net loss	$(3,458)	$(3,635)	$(3,262)	$(3,239)

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.08)	$(0.08)

Weighted average shares used in computing basic and diluted net loss per share	42,245	42,465	42,581	42,684

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2006.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on April 26, 2007. Information related to our executive officers also appears under the caption “Executive Officers of the Registrant” in Item 1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on April 26, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on April 26, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on April 26, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on April 26, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K:

(a)	Financial Statements

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Data: Quarterly Financial Information

(b)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(c)	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year
		(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2004	$11	$3	$—	$14
Year ended December 31, 2005	14	—	(3)	11
Year ended December 31, 2006	11	78	(2)	87

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Sunnyvale, State of California, on the 15th day of March, 2007.

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

Signature	Title	Date

/s/ JOHN L. BISHOP John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ JOHN R. SLUIS John R. Sluis	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ THOMAS D. BROWN Thomas D. Brown	Director	March 15, 2007

/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director and Chairman of the Board	March 15, 2007

/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 15, 2007

/s/ ROBERT EASTON Robert Easton	Director	March 15, 2007

/s/ DEAN O. MORTON Dean O. Morton	Director	March 15, 2007

Signature	Title	Date

/s/ MITCHELL D. MROZ Mitchell D. Mroz	Director	March 15, 2007

/s/ DAVID H. PERSING, MD., PHD. David H. Persing	Director	March 15, 2007

/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 15, 2007

Exhibit			Incorporated by Reference				Filed
Number		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000
3.2		Amended and Restated Bylaws	10-Q		3.01	7/31/2002
3.3		Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Specimen Common Stock Certificate	10-Q		4.01	7/31/2002
4.3		Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002
10	.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003
10	.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/2003
10	.3*	2000 Non-Employee Directors’ Stock Option Plan	S-8	333-41682	99.3	7/18/2000
10.4		2006 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards	8-K		99.1	5/2/2006
10	.5*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000
10	.6†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000
10	.7†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000
10	.8†	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q		10.1	11/14/2000
10	.9†	Addendum, dated December 20, 2000, to Letter Agreement, dated January 10, 2000, between Cepheid and Fisher Scientific Company LLC	10-K		10.14	3/28/2001
10	.10†	Modification and Restatement of January 10, 2000 Letter Agreement, dated August 30, 2001, between Cepheid and Fisher Scientific LLC	10-Q		10.2	11/14/2001
10.11		Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002

Exhibit			Incorporated by Reference				Filed
Number		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10	.12†	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q		10.2	5/15/2002
10	.13†	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q		10.4	5/15/2002
10	.14*	Offer letter to Mr. John Sluis from Cepheid dated May 31, 2002	10-Q		10.1	7/31/2002
10.15		1997 Stock Option Plan as amended and restated September 24, 2002	10-Q		10.1	11/14/2002
10	.16†	Addendum, dated December 20, 2002, to Letter Agreements, dated January 10, 2000 and August 30, 2001, between Cepheid and Fisher Scientific Company LLC	10-K		10.27	3/25/2003
10	.17†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003
10.18		Change of Control Retention and Severance Agreement between Thomas L. Gutshall and Cepheid dated March 4, 2003	10-Q		10.2	5/14/2003
10.19		Change of Control Retention and Severance Agreement between Joseph H. Smith and Cepheid dated June 2, 2003	10-Q		10.3	8/14/2003
10	.20†	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.23	3/12/2004
10	.21†	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.24	3/12/2004
10	.22†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.25	3/12/2004
10	.23†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.26	3/12/2004
10	.24†	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003	10-K		10.27	3/12/2004
10	.25†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004
10	.26†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004
10	.27†	Letter Agreement between Cepheid and Fisher Scientific Company L.L.C., dated April 23, 2004	10-Q		10.30	8/9/2004
10	.28*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and John Sluis	10-Q		10.31	8/9/2004

Exhibit			Incorporated by Reference				Filed
Number		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10	.29*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Joseph Smith	10-Q		10.32	8/9/2004
10	.30*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Russel Enns	10-Q		10.33	8/9/2004
10	.31*	Offer letter to Mr. Humberto Reyes from Cepheid dated November 4, 2004	10-K		10.35	2/28/2005
10.32		Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005
10	.33*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005
10	.34*	Change of Control Retention and Severance Agreement dated July 21, 2005, by and between Cepheid and David H. Persing	8-K		99.02	7/26/2005
10	.35†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005	10-Q		10.2	8/4/2005
10	.36*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005
10	.37†	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005	10-Q		10.1	11/03/2005
10	.38†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005	10-Q		10.4	11/03/2005
10	.39†	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005	10-Q		10.5	11/03/2005
10	.40†	License Agreement between Cepheid and DxS Limited dated November 28, 2005	10-K		10.45	2/22/2006
10.41		Separation Agreement dated June 14, 2006, by and between Cepheid and William A. McMillan	10-Q		10.1	8/8/2006
10	.42*	Amended and Restated Change of Control Retention and Severance Agreement dated October 31, 2006 by and between Cepheid and Humberto Reyes	8-K		10.01	11/6/2006
10	.43*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

Exhibit			Incorporated by Reference				Filed
Number		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10	.44*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.