Form 10-Q
period 2007-03-31
CEPHEID
filed 2007-05-10
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Yes   ☑ No
As of April 30, 2007 there were 55,092,785 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2007
Cepheid ® , the Cepheid logo, SmartCycler ® , GeneXpert ® and I-CORE ® and affigene ® are registered trademarks of Cepheid. SmartCycler II, Actigenics and Sangtec are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		December 31,
	March 31, 2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,884	$17,186
Marketable securities	45,750	77,750
Accounts receivable, net	16,644	15,246
Inventory	12,951	10,240
Prepaid expenses and other current assets	2,989	1,390

Total current assets	86,218	121,812
Property and equipment, net	15,184	14,097
Restricted cash	661	661
Other non-current assets	378	666
Intangible assets, net	45,054	30,425
Goodwill	12,854	—

Total assets	$160,349	$167,661

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,132	$8,977
Accrued compensation	3,413	3,319
Accrued royalties	4,807	3,516
Accrued collaboration profit sharing	2,000	3,497
Accrued other liabilities	4,581	4,107
Accrued expense for patent-related matter	—	3,350
Current portion of deferred revenue	4,923	3,913
Current portion of license fees payable	—	447
Current portion of equipment financing	166	313
Current portion of note payable	49	11

Total current liabilities	28,071	31,450
Long-term portion of deferred revenue	2,262	2,663
Long-term portion of equipment financing	3	3
Long-term portion of note payable	—	41
Deferred rent	801	798

Total liabilities	31,137	34,955

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized, 55,076,341 and 54,950,284 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	251,865	251,132
Additional paid-in capital	17,043	15,065
Accumulated other comprehensive loss	(57)	(5)
Accumulated deficit	(139,639)	(133,486)

Total shareholders’ equity	129,212	132,706

Total liabilities and shareholders’ equity	$160,349	$167,661

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Instrument sales	$6,837	$4,538
Reagent and disposable sales	15,230	14,734

Total product sales	22,067	19,272
Contract revenues	1,890	611
Grant and government sponsored research revenue	1,587	278

Total revenues	25,544	20,161

Costs and operating expenses:
Cost of product sales	13,877	11,393
Collaboration profit sharing	3,497	3,811
Research and development	6,922	5,829
Selling, general and administrative	8,428	6,146

Total costs and operating expenses	32,724	27,179

Loss from operations	(7,180)	(7,018)
Other income (expense):
Interest income	912	512
Interest expense	(10)	(219)
Other income	125	53

Other income, net	1,027	346

Net loss	$(6,153)	$(6,672)

Basic and diluted net loss per share	$(0.11)	$(0.15)

Shares used in computing basic and diluted net loss per share	55,012	44,946

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,153)	$(6,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,440	1,100
Amortization of intangible assets	1,036	658
Amortization of imputed interest	—	85
Amortization of prepaid compensation expense	63	—
Stock-based compensation related to employees and non-employees	2,001	1,723
Deferred rent	3	47
Unrealized loss on investments	—	(24)
Changes in operating assets and liabilities:
Accounts receivable	208	2,824
Inventory	(944)	544
Other non-current assets	225	—
Prepaid expenses and other current assets	(1,280)	(1,648)
Accounts payable and other current liabilities	(1,224)	1,916
Accrued compensation	(1,193)	(815)
Accrued expense for patent-related matter	(3,350)	—
Deferred revenue	346	(630)

Net cash used in operating activities	(8,822)	(892)

Cash flows from investing activities:
Capital expenditures	(1,190)	(1,924)
Payments for technology licenses	(4,462)	(1,101)
Cost of Sangtec acquisition, net of cash acquired	(27,359)	—
Proceeds from maturities of marketable securities	32,000	3,750
Purchases of marketable securities	—	(31,650)

Net cash used in investing activities	(1,011)	(30,925)

Cash flows from financing activities:
Net proceeds from the issuance of common shares, exercise of stock options, awards and ESPP	733	82,569
Principal payment of line of credit	—	(4,000)
Principal payments under equipment financing	(147)	(3,103)
Payment of note payable	(3)	—

Net cash provided by financing activities	583	75,466

Effect of exchange rate change on cash	(52)	(13)

Net increase (decrease) in cash and cash equivalents	(9,302)	43,636
Cash and cash equivalents at beginning of period	17,186	16,072

Cash and cash equivalents at end of period	$7,884	$59,708

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the Clinical Molecular Diagnostic, Industrial and Bio-threat markets. The Company’s systems enable rapid, sophisticated genetic testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
     The condensed consolidated balance sheet at March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March, 31, 2007 and 2006 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2007 or for any future period. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.
Principles of Consolidation
     The condensed consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. In August 2006, our French subsidiary acquired Actigenics SA (“Actigenics”). In February 2007, the Company acquired Sangtec Molecular Diagnostics AB (“Sangtec”). The condensed consolidated financial statements include the results of operations of Actigenics and Sangtec subsequent to their respective acquisition dates of August 8, 2006 and February 14, 2007. The functional currency of the French subsidiary is the Euro, and the functional currency of the Swedish subsidiary is the Swedish Krona; accordingly, all gains and losses arising from foreign currency transactions in currencies other than functional currency are included in the condensed consolidated statements of operations. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity.
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

     The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Raw Materials	$5,063	$4,910
Work in Process	4,328	2,587
Finished Goods	3,560	2,743

	$12,951	$10,240

Intangible Assets
     Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology acquired in acquisitions and other intangible assets are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis. The Company reviews its intangible assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. There were no impairment charges recorded in any of the periods presented.
     The recorded value and accumulated amortization of major classes of intangible assets at March 31, 2007 were as follows (in thousands):

		Accumulated
	Recorded Value	Amortization	Net Book Value
Licenses	$40,402	$7,568	$32,834
Technology acquired in acquisitions	10,613	198	10,415
Other	1,850	45	1,805

	$52,865	$7,811	$45,054

     Included in licenses was $19.1 million in connection with a patent license agreement with F. Hoffman-La Roche, Ltd., effective July 1, 2004. The net book value of this license was $16.4 million and $16.7 million at March 31, 2007 and December 31, 2006, respectively.
     Amortization expense of intangible assets was $1.0 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of March 31, 2007 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense
2007 (remaining nine months)	$3,699
2008	4,932
2009	4,923
2010	4,859
2011	4,857
Thereafter	21,784

Total expected future annual amortization	$45,054

Warranty Provision
     The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimates of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for each three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$256	$470
Costs incurred and charged against reserve	(41)	(352)
Provision for warranty	101	87

Balance at end of period	$316	$205

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
     In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products. Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer. Shipping and handling costs are included in cost of product sales.
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
Stock-Based Compensation
     The Company follows the accounting provisions of SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), for share-based awards granted to employees and directors, including employee stock option awards, restricted stock and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), using the estimated grant date fair value method of accounting in accordance with SFAS No. 123(R). The Company recognizes the fair value of its stock option awards on a straight-line basis over the requisite service period of each award, which is generally four years. Stock-based compensation to non-employees is determined in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.
     The stock-based compensation expense in the condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of product sales	$266	$174
Research and development	744	593
Selling, general and administrative	991	956

Total stock-based compensation expense	$2,001	$1,723

     The impact of stock-based compensation expense on basic and diluted net loss per share was $0.04 for the three months ended March 31, 2007 and 2006. In addition, stock-based compensation cost of approximately $0.2 million was included in inventory as of March 31, 2007 and December 31, 2006.
     The fair value of stock options granted to employees and shares purchased by employees under the ESPP for the three months ended March 31, 2007 and 2006 was estimated using the following assumptions:

	Three Month Ended March 31,
	2007	2006
OPTION SHARES:
Expected Term (in years)	5.00	5.00
Volatility	0.73	0.98
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	4.64%	4.50%
Estimated Forfeitures	14.30%	11.64%
Weighted Average Fair Value	$5.77	$7.10

ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.48	0.50
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	5.05%	4.54%
Weighted Average Fair Value	$3.08	$3.94
Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no impact on the Company’s condensed consolidated financial statements.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through December 31, 2002. Substantially all material state and local, and foreign income tax matters have been concluded for years through December 31, 2001.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accruals for interest or penalties at March 31, 2007 and December 31, 2006.
Net Loss per Share
     Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Common stock equivalents consisting of stock options and awards have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented, and were 7,560,552 and 6,385,066 at March 31, 2007 and 2006, respectively.
Comprehensive Loss
     Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(6,153)	$(6,672)
Other comprehensive loss:
Foreign currency translation adjustments	52	(13)
Unrealized loss on available-for-sale securities	—	(24)

Comprehensive loss	$(6,101)	$(6,709)

Recent Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158”), which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The only pension-related plan for the Company is that applicable to salaried employees of Sangtec. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.
2. Segment and Significant Concentrations
     The Company and its wholly owned subsidiaries operate in only one business segment.
     The Company currently sells its products through its direct sales force and through third-party distributors. For the quarter ended March 31, 2007 there was one direct customer that represented 53% of total product sales. For the quarter ended March 31, 2006, there was one direct customer that represented 63% of total product sales. The Company has distribution agreements with Fisher Scientific Company L.L.C. to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of product sales by geographic region for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(As a percent of total
	product sales)
Product Sales Geographic information:
North America	81%	90%
Europe	18%	7%
Japan and other	1%	3%

Total revenues	100%	100%

     No single country outside of the United States represented more than 10% of the Company’s total revenues, total net assets or total net property, plant and equipment in any period presented.
3. Patent License Agreement
     On January 16, 2007, Cepheid entered into a sublicense agreement with bioMerieux S.A. (“bioMerieux”), pursuant to which bioMerieux granted Cepheid a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of methicillin resistant staphylococcus aureus. The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux with the right for bioMerieux to sub-license.
     Under the sublicense agreement, and subject to certain limitations set forth therein, Cepheid will be able to use the licensed rights to develop and sell products for use in connection with its GeneXpert and SmartCycler platforms. In exchange for such rights, Cepheid agreed to pay an initial license fee of 3.0 million euros (approximately $4.0 million) and quarterly royalties based on net product sales during the term of the sublicense agreement, which expires when the last of the patents licensed under the agreement expires. The license fee was paid in the first quarter of 2007 and is being amortized on a straight-line basis over the useful life of approximately 9 years, with the amortization recorded as part of the cost of product sales.
4. Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the Biohazard Detection System developed for the United States Postal Service. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of March 31, 2007 and December 31, 2006, the accrued profit sharing liability was $2.0 million and $3.5 million, respectively. Collaboration profit sharing expense was $3.5 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the condensed consolidated statement of operations.
5. Collaboration Agreement
     On January 16, 2007, the Company entered into a collaboration agreement with bioMerieux for the development, production and marketing of a line of sepsis and hospital acquired pneumonia (“HAP”) products, based upon the Company’s real-time polymerase chain reaction (“PCR”) technologies. Both companies will jointly develop the products, with the initial development program relating to sepsis products for bacterial and fungal identification assays, as well a series of genetic markers for antibiotic resistance. Cepheid will exclusively manufacture these Cepheid products. bioMerieux will market and distribute these products on an exclusive worldwide basis. Each party will bear its own costs of joint development. Cepheid will sell the products to bioMerieux at an agreed upon price. The term of the collaboration agreement is 15 years following the latest date that a sepsis product or HAP product is successfully launched and may be terminated earlier under certain circumstances.
6. Legal Proceedings
     A complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc. (“Idaho Technology”) and University of Utah Research Foundation was served on the Company in March 2006. The complaint alleged that the Company infringed certain patents licensed by the University of Utah Research Foundation to Idaho Technology.
     On January 2, 2007, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain Company and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provides that the parties shall dismiss with prejudice litigation related to the Intellectual Property. In addition, the Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective lines of products and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, the Company made a payment of $3.35 million to Idaho Technology in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although the Company believed it would not be held liable for infringement had the issue ultimately gone to litigation, it came to the conclusion to settle the litigation. The Company made the Settlement Agreement and payment to avoid incurring significant legal costs to defend its case. The Company’s belief that it did not infringe Idaho Technology’s patents was based on the Company’s detailed legal analysis by outside counsel that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that the Company did not believe there to be any validity to the patent infringement case, it did not ascribe any value to future product sales and recorded the whole amount as fiscal 2006 expense.

7. Acquisition
     On February 14, 2007, Cepheid completed the purchase of 100% of the outstanding stock of Sangtec, a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a broad-based PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The acquisition will allow Cepheid to provide a relatively complete line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand its clinical test products, and a reagent manufacturing base in Europe. Subsequent to the acquisition, Sangtec’s name was changed to Cepheid AB.
     The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations” and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The aggregate purchase price of the acquisition was approximately $27.4 million, including $26.6 million cash (net of $0.6 million cash acquired) and $0.8 million direct acquisition costs. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). Cepheid is in the process of obtaining third-party valuations of certain acquired intangible assets; thus, the allocation of the purchase price is subject to modification.

Current assets	$3,715
Property, plant and equipment	1,337
Intangible assets	11,650
Current liabilities	(2,197)
Goodwill	12,854

$27,359

     The acquired intangible assets consisted of the following:

		Weighted
		Average
	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$9,800	9
Contract manufacturing agreement	1,600	5
Distributor relationships	200	9
Trademark	50	3

	$11,650

     The amortization expense related to the existing technology and contract manufacturing will be recorded as cost of product sales, and the amortization expense related to distributor relationships and trademark will be recorded as selling, general and administrative expense. Total amortization expense recorded for the three months ended March 31, 2007 was $0.2 million.
     The following table provides pro forma financial information assuming the acquisition of Sangtec had occurred at the beginning of each period presented (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Total revenues	$26,742	$22,717
Net loss	$(6,829)	$(6,634)
Basic and diluted net loss per share	$(0.12)	$(0.14)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen development and manufacturing problems; the need for additional licenses for new tests and other products and the terms of such licenses; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical Molecular Diagnostic market; our ability to successfully sell products in the Clinical Molecular Diagnostic market; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks set forth under “Risk Factors” and elsewhere in this report, and we can not guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
OVERVIEW
     We are a broad based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical Molecular Diagnostics, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments (CLIA) moderate complexity categorization for an amplified molecular test system and an associated specific infectious disease test on the market in the United States. Our efforts are currently focused on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the Clinical Molecular Diagnostic market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.
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
     On February 14, 2007, we completed the purchase of 100% of the outstanding stock of Sangtec Molecular Diagnostics AB (“Sangtec”), a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The acquisition will allow us to provide a relatively complete line of products for potential use in managing infections of immuno-

compromised patients, a research and development operation to develop and expand its clinical test products, and a reagent manufacturing base in Europe. Subsequent to the acquisition, Sangtec’s name was changed to Cepheid AB. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”; accordingly, the results of Cepheid AB operations have been included in our consolidated results of operations from the date of acquisition. The purchase price of the acquisition was approximately $27.4 million, including $26.6 million cash (net of cash acquired) and $0.8 million direct acquisition costs.
     In January 2007, we entered into a sublicense agreement with bioMerieux S.A. (“bioMerieux”), pursuant to which bioMerieux granted us a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of methicillin resistant staphylococcus aureus (“MRSA”). The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux with the right for bioMerieux to sub-license. Under the sublicense agreement, and subject to certain limitations set forth therein, we will be able to use the licensed rights to develop and sell products for use in connection with its GeneXpert and SmartCycler platforms. In exchange for such rights, we agreed to pay an initial license fee of 3.0 million euros (approximately $4.0 million) and quarterly royalties based on net product sales during the term of the sublicense agreement, which expires when the last of the patents licensed under the agreement expires. The license fee was paid in the first quarter of 2007 and is being amortized on a straight-line basis over the useful life of 9 years, with the amortization recorded as part of the cost of product sales.
     In January 2007, we also entered into a collaboration agreement with bioMerieux for the development, production and marketing of a line of sepsis and hospital acquired pneumonia (“HAP”) products, based upon our real-time polymerase chain reaction (“PCR”) technologies. Both companies will jointly develop the products, with the initial development program relating to sepsis products for bacterial and fungal identification assays, as well a series of genetic markers for antibiotic resistance. We will exclusively manufacture these Cepheid products. bioMerieux will market and distribute these products on an exclusive worldwide basis. Each party will bear its own costs of joint development. We will sell the products to bioMerieux at an agreed upon price. The term of the collaboration agreement is 15 years following the latest date that a sepsis product or HAP product is successfully launched and may be terminated earlier under certain circumstances.
     In March 2007, we received clearance from the U.S. Food & Drug Administration (“FDA”) to market our GeneXpert enterovirus (“EV”) test, which runs on the GeneXpert platform, for the presumptive qualitative detection of EV RNA in cerebrospinal fluid (“CSF”) as an aid in the laboratory diagnosis of EV infection in patients with a clinical suspicion of meningitis. The Xpert EV test, designed to detect EV RNA in CSF by reverse-transcription real-time polymerase chain reaction (“RT-PCR”), is the first test of its type to receive FDA clearance. GeneXpert EV is the first and only RT-PCR test that delivers EV results in less than two and a half hours compared to up to three days for standard culture testing. This was our third clinical in vitro diagnostic test following the FDA 510(k) clearances of the Xpert Group B Streptococcus (“GBS”) and Smart GBS tests in 2006.
     In April 2007, we received clearance from the FDA to market our GeneXpert MRSA test, which runs on the GeneXpert platform, for the rapid detection of MRSA. GeneXpert MRSA results are delivered in just over one hour, identifying carriers of the potential pathogen and enabling healthcare organizations to promptly implement the proper infection control measures, leading to lower hospital acquired infection rates while improving patient care. This was our fourth clinical in vitro diagnostic test.
Sales Channels
     We sell our products both directly and through other distribution channels. In the United States, we sell through our direct sales force in the Industrial and Clinical Molecular Diagnostic markets, as well as through non-exclusive distributors, Fisher Scientific Company L.L.C. and VWR International, in the Industrial market. In Europe, our products are sold primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through our French subsidiary, Cepheid SA, distributors have been established in Europe, the Middle East, Western Asia and Africa. We expect to continue expanding our sales efforts into other territories throughout the world by adding distributors and entering into collaboration agreements.
Revenues
     Currently, we derive our revenues primarily from the sales of our two instrument platforms and associated reagents and disposables in the Clinical Molecular Diagnostic, Industrial, and Biothreat markets, and to a lesser extent from contract and government sponsored research.
Research and Development
     Since our inception, we have devoted significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert platforms and, more recently, developing tests and ASRs for use on those platforms. Research and development expenses were approximately $23.9 million for the year ended December 31, 2006 and $6.9 million for the three months ended March 31, 2007. We expect that our research and development expenses in 2007 will increase in line with our contract and collaborator revenues and as we complete clinical trials for our MRSA/MSSA (methicillin-susceptible staphylococcus aureus) and factor 2/factor 5 hemostasis tests and begin research on other tests.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
     We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual, and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and the calculation of our inventory reserve, warranty accrual, and stock-based compensation expense. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2007 and 2006
Revenues
     Product Sales

	Three Months Ended March 31,
	2007	2006	% Change
	(Amounts in thousands)
Revenues:
Instrument sales	$6,837	$4,538	51%
Reagent and disposable sales	15,230	14,734	3%

Total product sales	22,067	19,272	15%
Contract revenues	1,890	611	209%
Grant and government sponsored research revenue	1,587	278	471%

Total Revenues	$25,544	$20,161	27%

     We operate in three market areas: Clinical Molecular Diagnostic, Industrial and Biothreat markets. The following table illustrates product sales in the three market areas as a percentage of total product sales:

	Three Months Ended
	March 31,
	2007	2006
	(As a % of total
	product sales)
Product sales by market:
Clinical Molecular Diagnostic	34%	19%
Biothreat	52%	63%
Industrial	14%	18%

Total Product Sales	100%	100%

     Total product sales increased 15% to $22.1 million in the first quarter of 2007 from $19.3 million in the first quarter of 2006. The increase in product sales was primarily due to instrument sales in Europe and to a lesser extent from North America. Service revenue also increased with the substantial portion being from North America. The increase in product sales was the result of a change in product mix due to an increase in sales in the Clinical Molecular Diagnostic market partially offset by an anticipated decrease in GeneXpert test cartridge sales to Northrop Grumman/USPS in the Biothreat market. In the first quarter of 2007, product sales to Northrop Grumman/USPS represented 53% of our total product sales. In the first quarter of 2006, product sales to Northrop

Grumman/USPS represented 63% of our total product sales. The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended
	March 31,
	2007	2006
	(As a % of total
	product sales)
Product Sales by Geographic Regions:
North America	81%	90%
Europe	18%	7%
Japan and other	1%	3%

Total Product Sales	100%	100%

     No single country outside of the United States represented more than 10% of our total revenues in any period presented.
     Contract Revenues
     Contract revenues were $1.9 million in the first quarter of 2007 and $0.6 million in the first quarter 2006. Revenues for the first quarter 2007 were derived primarily from our collaboration agreement with Foundation for Innovative New Diagnostics (“FIND”) and the amortization of license fees related to our collaboration agreement with bioMerieux, Inc. that are being recognized ratably over the term of the agreement. The increase in contract revenues in the first quarter of 2007 as compared to the same period in 2006 is due to the revenues from FIND, which began in the second quarter of 2006 and from our contract with Northrop Grumman Corporation, which began in the third quarter of 2006.
     Grant and Government Sponsored Research Revenue
     Grant and government sponsored research revenue increased to $1.6 million in the first quarter of 2007 from $0.3 million in the first quarter of 2006. The first quarter 2007 revenue was derived from programs with the Centers for Disease Control and Prevention and National Institutes of Health, revenues for which started in the first quarter of 2007. Such revenue increases were partially offset by decreased revenue from the National Cancer Institute program. Work on the National Cancer Institute program was substantially completed in the fourth quarter of 2006.
Costs and Operating Expenses

	Three Months Ended March 31,
	2007	2006	% Change
	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$13,807	$11,393	21%
Collaboration profit sharing	3,497	3,811	(8)%
Research and development	6,922	5,829	19%
Selling, general and administrative	8,428	6,146	37%

Total costs and operating expenses	$32,654	$27,179	20%

     Cost of Product Sales
     Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales discussed above, cost of product sales increased 22% to $13.9 million in the first quarter of 2007 compared to $11.4 million in the first quarter of 2006. Our product gross margin percentage declined to 37% in the first quarter of 2007 from 41% in for the same period in 2006. The change in gross margin is primarily due to geographical mix and the amortization of intangible assets associated with the acquisition of Sangtec.

     Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the USPS BDS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $3.5 million and $3.8 million in the first quarter of 2007 and 2006, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
     Research and Development Expenses
     Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 19% to $6.9 million in the first quarter of 2007 from $5.8 million in the first quarter of 2006. The increase in research and development expenses is primarily due to a $0.8 million increase in salaries and employee-related expenses resulting from our operational expansion in Europe and a $0.2 million increase in facility related costs. We expect that our quarterly research and development expenses will increase during the remainder of 2007 as we increase our assay development and incur additional costs associated with other development arrangements.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and employee-related expenses, including stock-based compensation, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 37% to $8.4 million in the first quarter of 2007 from $6.1 million in the first quarter of 2006. The increase of $2.3 million included a $1.1 million increase in salaries and employee-related expenses, including stock-based compensation expense, a $0.8 million increase in legal, accounting, and other professional expenses, and a $0.4 million increase in insurance and other administrative expenses. We expect our selling and marketing expenses to increase during the remainder of 2007 as we expand our efforts to market our recently approved Xpert EV and Xpert MRSA tests.
     Other Income (Expense), Net

	Three Months Ended March 31,
	2007	2006	% Change
	(Amounts in thousands)
Other income (expenses), net:
Interest income	$912	$512	78%
Interest expense	(10)	(219)	(95)%
Other income	125	53	136%

Total other income, net	$1,027	$346	197%

     Other income, net consists of interest income, interest expense and other income. Interest income increased to $0.9 million in the three months ended March 31, 2007 from $0.5 million for the same period in 2006. The increase was primarily due to additional cash balances resulting from proceeds of our public offering of common stock in March 2006. Interest expense decreased to $0.01 million in the three months ended March 31, 2007 from $0.2 million for the same period in 2006. The decrease was primarily due to repayment of the lines of credit during the first quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
     As of March 31, 2007, we had $54.3 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash used in the three months ended March 31, 2007 was $41.3 million, which consisted of $8.8 million used for operating activities, $27.4 million for the acquisition of Sangtec, $4.5 million for purchases of technology licenses and intangible assets, and $1.2 million for capital expenditures, offset by $0.6 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal.
     Net cash used in operating activities was $8.8 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, net cash used in operating activities primarily consisted of $6.2 million net loss, which was partially offset by $2.5 million of depreciation expense and amortization of intangible assets and $2.0 million of stock based compensation. In addition, the decrease in operating assets and liabilities of $7.2 million consisted primarily of $3.4 million payments for patent related matters, $2.4 million for accounts payable, accrued compensation and other liabilities, and $2.2 million for inventory and prepaid expense and other current assets, which were offset by $0.8 million related to accounts receivable, deferred revenue and other non-current assets. In the first quarter of 2006, net cash used in operating activities primarily consisted of $6.7 million net loss, which was partially offset by $1.8 million of depreciation expense and amortization of intangible assets and $1.7 million of stock-based compensation. In addition, the increase in operating assets and liabilities of $2.2 million consisted primarily of $2.8 million for accounts receivable, $0.5 million for inventory and $1.9 million for accounts payable and other current liabilities, which were partially offset by $3.0 million related to prepaid expenses and other current assets, accrued compensation and deferred revenue.
     Net cash used in investing activities was $1.0 million and $30.9 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, net cash used in investing activities consisted of $27.4 million to acquire Sangtec (net of acquired cash), $4.4 million for technology licenses and $1.2 million in capital expenditures, which were partially offset by $32.0 million proceeds from maturities of marketable securities. In the first quarter of 2006, net cash used in investing activities consisted of $1.9 million in capital expenditures, $1.1 million payments for technology licenses and $27.9 million in net marketable securities activities.
     Net cash provided by financing activities was $0.6 million and $75.5 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, cash provided by financing activities consisted of $0.7 million in net proceeds from the sale of common stock under our employee equity incentive plans that was partially offset by repayments of $0.1 million on our equipment loans. In the first quarter of 2006, cash provided by financing activities consisted of $82.6 million from the sale of common stock, including $80.6 million from our March 2006 common stock offering and $2.0 million from the sales of common stock under our employee equity incentive plans, that was partially offset by repayment of $7.1 million related to our line of credit and equipment financing.
Off-Balance-Sheet Arrangements
     As of March 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1933.
Financial Condition Outlook
     We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, and to support our working capital needs. In addition to the acquisition of Sangtec, we expect to spend approximately $9 million for capital equipment in 2007. We expect to have positive cash flow from operations by the end of 2007. We used $41.8 million in cash (excluding proceeds of $32.0 million from maturities of marketable securities) in our operations and investing activities for the three months ended March 31, 2007. We anticipate that our existing capital resources will enable us to maintain currently planned operations. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve profitability.
     We have incurred operating losses in each year since our inception. We experienced net losses of approximately $13.8 million in 2004, $13.6 million in 2005, $26.0 million in 2006 and $6.2 million for the first quarter of 2007. As of March 31, 2007, we had an accumulated deficit of approximately $139.6 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of SFAS 123(R). Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
Our participation in the USPS BDS program may not result in predictable contracts or revenues in the future.
     Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment, and is highly sensitive to changes in national and international priorities and budgets. Budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe. We are currently in negotiations to extend purchases for the BDS for a longer period. However, we cannot assure you that these negotiations will result in an extended purchase commitment. There is no current obligation on the part of the USPS to buy a minimum number of tests, purchase decisions are currently made on a year by year basis, and we are subject to future spending patterns and budgetary cycles.
If we cannot successfully commercialize our products, our business could be harmed.
     If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our GBS test and recently received FDA clearances for our GeneXpert enterovirus test and MRSA test, these products may not achieve commercial success. Many factors may affect the market acceptance and commercial success of our products, including:
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
     Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. To date, we have received FDA clearance on our GBS test, effective July 25, 2006, our Enterovirus GeneXpert test, effective March 19, 2007, and our MRSA GeneXpert test, effective April 17, 2007. With regard to future products for which we seek 510(k) clearance or PMA from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. With regard to those future products for which we will seek 510(k) clearance or PMA from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.
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
     If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. For example, in August 2006, we acquired Actigenics SA, a French micro RNA research and services company, and in February 2007 we acquired Sangtec Molecular Diagnostics AB (“Sangtec”), a Swedish PCR molecular diagnostics company. We may not realize the anticipated benefit of any acquisition or investment. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
     We depend on certain single source suppliers that supply components used in the manufacture of our instruments and our disposable reaction tubes and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.
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

     Several companies provide instruments and reagents for DNA amplification or detection. ABI and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Qiagen, Celera and GenProbe sell large sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Becton, Dickinson and Company, Beckman Coulter, Inc., Bayer and bioMerieux, offer molecular tests.
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
     The sales cycles for our systems products can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our products to the Industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.
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
     Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders in the first quarter of 2007.
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007.					X

10.2†	Sublicense agreement between Cepheid and bioMerieux S.A. dated January 16, 2007.					X

10.3	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

10.4	Share Purchase Agreement dated February 14, 2007, by and	8-K		2.1	2/20/2007

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 10th day of May 2007.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John R. Sluis
John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit Description
10.1	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007.

10.2†	Sublicense Agreement between Cepheid and bioMerieux S.A. dated January 16, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.