Form 10-Q
period 2007-06-30
CEPHEID
filed 2007-08-09
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     ☐ Yes ☑ No
As of July 31, 2007 there were 55,347,496 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2007
Cepheid®, the Cepheid logo, SmartCycler®, GeneXpert® and I-CORE® and affigene® are registered trademarks of Cepheid. SmartCycler II, Actigenics and Sangtec are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,176	$17,186
Marketable securities	38,250	77,750
Accounts receivable, net	23,592	15,246
Inventory	17,602	10,240
Prepaid expenses and other current assets	2,473	1,390

Total current assets	89,093	121,812
Property and equipment, net	15,831	14,097
Restricted cash	661	661
Other non-current assets	331	666
Intangible assets, net	42,634	30,425
Goodwill	14,630	—

Total assets	$163,180	$167,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,096	$8,977
Accrued compensation	4,999	3,319
Accrued royalties	4,122	3,516
Accrued collaboration profit sharing	1,762	3,497
Accrued other liabilities	4,310	4,107
Accrued expense for patent-related matter	—	3,350
Current portion of deferred revenue	5,486	3,913
Current portion of license fees payable	—	447
Current portion of equipment financing	59	313
Current portion of note payable	4	11

Total current liabilities	31,838	31,450
Long-term portion of deferred revenue	3,244	2,663
Long-term portion of equipment financing	—	3
Long-term portion of note payable	2	41
Deferred rent	806	798

Total liabilities	35,890	34,955

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized, 55,259,962 and 54,950,284 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	252,655	251,132
Additional paid-in capital	19,583	15,065
Accumulated other comprehensive loss	(68)	(5)
Accumulated deficit	(144,880)	(133,486)

Total shareholders’ equity	127,290	132,706

Total liabilities and shareholders’ equity	$163,180	$167,661

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Instrument sales	$9,394	$4,030	$16,231	$8,568
Reagent and disposable sales	14,190	14,852	29,420	29,586

Total product sales	23,584	18,882	45,651	38,154
Contract revenues	1,894	677	3,784	1,288
Grant and government sponsored research revenue	1,695	288	3,282	566

Total revenues	27,173	19,847	52,717	40,008

Costs and operating expenses:
Cost of product sales	13,879	11,683	27,756	23,076
Collaboration profit sharing	2,731	3,843	6,228	7,654
Research and development	7,439	5,807	14,361	11,636
Selling, general and administrative	9,105	6,921	17,533	13,067

Total costs and operating expenses	33,154	28,254	65,878	55,433

Loss from operations	(5,981)	(8,407)	(13,161)	(15,425)
Other income (expense):
Interest income	642	1,380	1,554	1,892
Interest expense	(4)	(106)	(14)	(325)
Other income	102	91	227	144

Other income, net	740	1,365	1,767	1,711

Net loss	$(5,241)	$(7,042)	$(11,394)	$(13,714)

Basic and diluted net loss per share	$(0.10)	$(0.13)	$(0.21)	$(0.28)

Shares used in computing basic and diluted net loss per share	55,149	54,518	55,081	49,758

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,394)	$(13,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,558	2,273
Amortization of intangible assets	2,050	1,317
Amortization of imputed interest	—	180
Amortization of prepaid compensation expense	125	—
Stock-based compensation related to employees and non-employees	4,299	3,637
Deferred rent	8	54
Changes in operating assets and liabilities:
Accounts receivable	(6,884)	3,230
Inventory	(5,352)	(1,167)
Prepaid expenses and other current assets	(764)	(975)
Other non-current assets	210	—
Accounts payable and other current liabilities	545	(434)
Accrued compensation	393	67
Accrued expense for patent-related matter	(3,350)	—
Deferred revenue	1,921	(868)

Net cash used in operating activities	(15,635)	(6,400)

Cash flows from investing activities:
Capital expenditures	(2,955)	(3,565)
Payments for technology licenses	(4,737)	(2,100)
Cost of Sangtec acquisition, net of cash acquired	(27,341)	—
Proceeds from maturities of marketable securities	39,500	15,250
Purchases of marketable securities	—	(74,550)

Net cash provided by (used in) investing activities	4,467	(64,965)

Cash flows from financing activities:
Net proceeds from the issuance of common shares, exercise of stock options, awards and ESPP	1,523	94,144
Principal payment of line of credit	—	(4,000)
Principal payments under equipment financing	(257)	(3,469)
Payment of note payable	(44)	—

Net cash provided by financing activities	1,222	86,675

Effect of exchange rate change on cash	(64)	62

Net increase (decrease) in cash and cash equivalents	(10,010)	15,372
Cash and cash equivalents at beginning of period	17,186	16,072

Cash and cash equivalents at end of period	$7,176	$31,444

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
     The condensed consolidated balance sheet at June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2007 or for any future period. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.
Principles of Consolidation
     The condensed consolidated financial statements of Cepheid include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. In August 2006, the Company’s French subsidiary acquired Actigenics SA (“Actigenics”). In February 2007, the Company acquired Sangtec Molecular Diagnostics AB (“Sangtec”). The condensed consolidated financial statements include the results of operations of Actigenics and Sangtec subsequent to their respective acquisition dates of August 8, 2006 and February 14, 2007. The functional currency of the French subsidiary is the Euro, and the functional currency of the Swedish subsidiary is the Swedish Krona; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the functional currency are included in the condensed consolidated statements of operations. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity.
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

     The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Raw Materials	$7,849	$4,910
Work in Process	6,095	2,587
Finished Goods	3,658	2,743

	$17,602	$10,240

Intangible Assets
     Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology acquired in acquisitions and other intangible assets are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in the acquisition of Sangtec, which are amortized on the basis of economic useful life. The Company reviews its intangible assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. There were no impairment charges recorded in any of the periods presented.
     The recorded value and accumulated amortization of major classes of intangible assets at June 30, 2007 were as follows (in thousands):

		Accumulated	Net Book
	Recorded Value	Amortization	Value
Licenses	$40,678	$8,420	$32,258
Technology acquired in acquisitions	8,613	160	8,453
Other	2,170	247	1,923

	$51,461	$8,827	$42,634

     Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $16.1 million and $16.7 million at June 30, 2007 and December 31, 2006, respectively.
     Amortization expense of intangible assets was $1.0 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $2.1 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of June 30, 2007 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense
2007 (remaining six months)	$2,182
2008	4,560
2009	4,866
2010	4,825
2011	4,731
Thereafter	21,470

Total expected future annual amortization	$42,634

Warranty Provision
     The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimates of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for the three and six months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$316	$205	$256	$470
Costs incurred and charged against reserve	(53)	(27)	(94)	(379)
Provision for warranty	145	17	246	104

Balance at end of period	$408	$195	$408	$195

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

     The stock-based compensation expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of product sales	$36	$204	$302	$378
Research and development	1,047	725	1,791	1,318
Selling, general and administrative	1,215	985	2,206	1,941

Total stock-based compensation expense	$2,298	$1,914	$4,299	$3,637

     The impact of stock-based compensation expense on basic and diluted net loss per share was $0.04 and $0.04 for the three months ended June 30, 2007 and 2006, respectively, and $0.08 and $0.07 for the six months ended June 30, 2007 and 2006, respectively. In addition, stock-based compensation cost of approximately $0.4 million and $0.2 million was included in inventory as of June 30, 2007 and December 31, 2006, respectively.
     The fair value of stock options granted to employees and shares purchased by employees under the ESPP for the three and six months ended June 30, 2007 and 2006 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPTION SHARES:
Expected Term (in years)	5.00	5.00	5.00	5.00
Volatility	0.66	0.97	0.67	0.97
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	4.57%	4.93%	4.58%	4.90%
Estimated Forfeitures	14.55%	13.00%	14.55%	13.00%
Weighted Average Fair Value	$7.03	$6.81	$6.82	$6.82

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.48	0.50	0.48	0.50
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	5.05%	4.54	5.05%	4.54
Weighted Average Fair Value	$3.08	$3.94	$3.08	$3.94
Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. On January 1, 2007 and June 30, 2007, the Company had an immaterial amount of unrecognized tax benefits, none of which would affect its effective tax rate if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended June 30, 2007, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at June 30, 2007, the Company had no accrued interest or penalties.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through December 31, 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001.
     The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.
Net Loss per Share
     Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Common stock equivalents consisting of stock options and awards have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive for all periods presented, and were 8,825,305 and 7,425,104 at June 30, 2007 and 2006, respectively.

Comprehensive Loss
     Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(5,241)	$(7,042)	$(11,394)	$(13,714)
Other comprehensive loss:
Foreign currency translation adjustments	(11)	70	(63)	57
Unrealized gain on available-for-sale securities	—	29	—	5

Comprehensive loss	$(5,252)	$(6,943)	$(11,457)	$(13,652)

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
     The Company currently sells its products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 39% and 46% of total product sales for the three and six months ended June 30, 2007. There was one direct customer that accounted for 64% and 63% of total product sales for the three and six months ended June 30, 2006. The Company has distribution agreements with Fisher Scientific Company L.L.C. and VWR International to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of product sales by geographic region for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As a percent of total product sales)
Product Sales Geographic information:
North America	77%	91%	79%	91%
Europe	22%	8%	20%	7%
Japan and other	1%	1%	1%	2%

Total revenues	100%	100%	100%	100%

     The change in product sales by geographic regions for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to increases in both instrument and reagent and disposable sales in the Clinical Molecular

Diagnostic market in Europe. No single country outside of the United States represented more than 10% of the Company’s total revenues, total net assets or total net property, plant and equipment in any period presented.
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
4. Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the Biohazard Detection System developed for the United States Postal Service. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of June 30, 2007 and December 31, 2006, the accrued profit sharing liability was $1.8 million and $3.5 million, respectively. Collaboration profit sharing expense was $2.7 million and $3.8 million for the three months ended June 30, 2007 and 2006, respectively, and $6.2 and $7.7 million for the six months ended June 30, 2007 and 2006, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the condensed consolidated statement of operations.
5. Collaboration Agreements
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
6. Settlement Agreement
     A complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc. (“Idaho Technology”) and University of Utah Research Foundation was served on the Company in March 2006. The complaint alleged that the Company infringed certain patents licensed by the University of Utah Research Foundation to Idaho Technology.
     On January 2, 2007, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain Company and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provided that the parties dismiss with prejudice litigation related to the Intellectual Property. In addition, the Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective lines of products and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, the Company made a payment of $3.35 million to Idaho Technology in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although the Company believed it would not be held liable for infringement had the issue ultimately gone to litigation, it came to the conclusion to settle the litigation. The Company made the Settlement Agreement and payment to avoid incurring significant legal costs to defend its case. The Company’s belief that it did not infringe Idaho Technology’s patents was based on the Company’s detailed legal analysis by outside counsel that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that the Company did not believe there to be any validity to the patent infringement case, it did not ascribe any value to future product sales and recorded the whole amount as fiscal 2006 expense.

7. Acquisition
     On February 14, 2007, Cepheid completed the purchase of 100% of the outstanding stock of Sangtec, a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a broad-based PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The acquisition will allow Cepheid to provide a line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand its clinical test products, and a reagent manufacturing base in Europe. Subsequent to the acquisition, Sangtec’s name was changed to Cepheid AB.
     The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The aggregate purchase price of the acquisition was approximately $27.3 million, including $26.5 million cash (net of $0.6 million cash acquired) and $0.8 million direct acquisition costs. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$3,571
Property, plant and equipment	1,337
Intangible assets	9,970
Current liabilities	(2,197)
Goodwill	14,630

$27,311

     The acquired intangible assets consisted of the following:

		Weighted
		Average
	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$7,800	9
Contract manufacturing agreement	1,700	5
Distributor relationships	400	9
Trademark	70	3

	$9,970

     The amortization expense related to the existing technology and contract manufacturing will be recorded as cost of product sales, and the amortization expense related to distributor relationships and trademark will be recorded as selling, general and administrative expense. Total amortization expense recorded for the three and six months ended June 30, 2007 was $0.1 million and $0.3 million, respectively.
     The following table provides pro forma financial information assuming the acquisition of Sangtec had occurred at the beginning of each period presented (in thousands, except per share data):

	2007	2006	2007	2006
Total revenues	$27,173	$22,614	$53,915	$45,331
Net loss	$(5,241)	$(7,009)	$(11,997)	$(13,497)
Basic and diluted net loss per share	$(0.10)	$(0.13)	$(0.22)	$(0.27)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”); the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; unforeseen development and manufacturing problems; the need for additional licenses for new tests and other products and the terms of such licenses; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical Molecular Diagnostic market; our ability to successfully develop and sell products in the Clinical Molecular Diagnostic market; the success of our development agreements with third parties; our reliance on distributors and other third parties to market, sell and support our products; the occurrence of unforeseen expenditures, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; underlying market conditions worldwide and the other risks set forth under “Risk Factors” and elsewhere in this report, and we can not guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
OVERVIEW
     We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical Molecular Diagnostics, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments (CLIA) moderate complexity categorization for an amplified molecular test system and an associated specific infectious disease test on the market in the United States. Our efforts are currently focused on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the Clinical Molecular Diagnostic market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.
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
     On February 14, 2007, we completed the purchase of 100% of the outstanding stock of Sangtec Molecular Diagnostics AB (“Sangtec”), a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The acquisition will allow us to provide a line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand our clinical test products, and a reagent manufacturing base in Europe. Subsequent to the acquisition, Sangtec’s name was changed to Cepheid AB. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”; accordingly, the results of Cepheid AB operations have been included in our consolidated results of operations from the date of acquisition. The purchase price of the acquisition was approximately $27.3 million, including $26.5 million cash (net of cash acquired) and $0.8 million direct acquisition costs.
     In January 2007, we entered into two agreements with bioMerieux S.A. (“bioMerieux”), a sublicense agreement and a collaboration agreement. Pursuant to the sublicense agreement, bioMerieux granted us a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of methicillin resistant staphylococcus aureus (“MRSA”). We will be able to use the licensed rights to develop and sell products for use in connection with our GeneXpert and SmartCycler platforms. In exchange for such rights, we agreed to pay an initial license fee of approximately $4.0 million and quarterly royalties based on net product sales during the term of the sublicense agreement. The collaboration agreement is for the development, production and marketing of a line of sepsis and hospital acquired pneumonia (“HAP”) products, based upon our real-time polymerase chain reaction (“PCR”) technologies. Both companies will jointly develop the products. We will exclusively manufacture these Cepheid products at an agreed upon price for bioMerieux, who will market and distribute the products on an exclusive worldwide basis.
     In March 2007, we received clearance from the U.S. Food & Drug Administration (“FDA”) to market our GeneXpert enterovirus (“EV”) test, which runs on the GeneXpert platform, for the presumptive qualitative detection of EV RNA in cerebrospinal fluid (“CSF”) as an aid in the laboratory diagnosis of EV infection in patients with a clinical suspicion of meningitis. The Xpert EV test, designed to detect EV RNA in CSF by reverse-transcription real-time polymerase chain reaction (“RT-PCR”), is the first test of its type to receive FDA clearance. GeneXpert EV is the first and only RT-PCR test that delivers EV results in less than two and a half hours compared to up to three and six days for standard culture testing. This was our third clinical in vitro diagnostic test following the FDA 510(k) clearances of the Xpert Group B Streptococcus (“GBS”) and Smart GBS tests in 2006.
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
Sales Channels
     We sell our products both directly and through other distribution channels. In the United States, we sell through our direct sales force in the Industrial and Clinical Molecular Diagnostic markets, as well as through non-exclusive distributors, Fisher Scientific Company L.L.C. and VWR International, in the Industrial market. In Europe, our products are sold primarily through distributors. In Japan and other parts of the world, we sell solely through distributors. Through our French subsidiary, Cepheid SA, distributors have been established in Europe, the Middle East, Western Asia and Africa. We expect to continue expanding our sales efforts into other territories throughout the world.
Revenues
     Currently, we derive our revenues primarily from the sales of our two instrument platforms and associated reagents and disposables in the Clinical Molecular Diagnostic, Industrial, and Biothreat markets, and to a lesser extent from contract and government sponsored research.
Research and Development
     We devote significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert platforms and developing tests for use on those platforms. Research and development expenses were approximately $23.9 million for the year ended December 31, 2006 and $7.4 million and $14.4 million for the three and six months ended June 30, 2007. We expect that our research and development expenses in 2007 will increase in line with our product development pipeline, our contract and collaborator revenues and as we complete clinical trials for our MRSA/SA and factor 2/factor 5 hemostasis tests and begin research on other tests.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
     We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual, and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and the calculation of our inventory reserve, warranty accrual, and stock-based compensation expense. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three and six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2007 and 2006
Revenues
     Product Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)			(Amounts in thousands)
Revenues:
Instrument sales	$9,394	$4,030	133%	$16,231	$8,568	89%
Reagent and disposable sales	14,190	14,852	(4)%	29,420	29,586	(1)%

Total product sales	23,584	18,882	25%	45,651	38,154	20%
Contract revenues	1,894	677	180%	3,784	1,288	194%
Grant and government sponsored research revenue	1,695	288	489%	3,282	566	480%

Total Revenues	$27,173	$19,847	37%	$52,717	$40,008	32%

     We operate in three market areas: Clinical Molecular Diagnostic, Industrial and Biothreat markets. The following table illustrates product sales in the three market areas as a percentage of total product sales for three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As a % of total product sales)
Product sales by market:
Clinical Molecular Diagnostic	45%	21%	39%	20%
Biothreat	38%	64%	45%	64%
Industrial	17%	15%	16%	16%

Total Product Sales	100%	100%	100%	100%

     Total product sales increased 25% to $23.6 million in the second quarter of 2007 from $18.9 million in the second quarter of 2006 and increased 20% to $45.7 million for the six months ended June 30, 2007 from $38.2 million for the same period in 2006. The increase in product sales for the three and six months ended June 30, 2007 was primarily due to instrument sales in Europe and to a lesser extent from North America. Service revenue also increased with the substantial portion being from North America. The increase in product sales was the result of a change in product mix due to an increase in sales in the Clinical Molecular Diagnostic market partially offset by an anticipated decrease in GeneXpert test cartridge sales to Northrop Grumman/USPS in the Biothreat market. Product sales to Northrop Grumman/USPS represented 39% and 64% of our total product sales for the second quarter of 2007 and 2006, respectively, and 46% and 63% of our total product sales for the six months ended June 30, 2007 and 2006, respectively. We expect that biothreat product sales will continue to decrease as a percentage of total product sales as compared to 2006.

     The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As a % of total product sales)
Product Sales by Geographic Regions:
North America	77%	91%	79%	91%
Europe	22%	8%	20%	7%
Japan and other	1%	1%	1%	2%

Total Product Sales	100%	100%	100%	100%

     The change in product sales by geographic regions for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to increases in both instrument and reagent and disposable sales in the Clinical Molecular Diagnostic market in Europe.
     No single country outside of the United States represented more than 10% of our total revenues in any period presented.
     Contract Revenues
     Contract revenues were $1.9 million in the second quarter of 2007 and $0.7 million in the second quarter 2006 and were $3.8 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in revenues for the three and six months ended June 30, 2007 was primarily due to collaboration agreements that began in the second half of 2006.
     Grant and Government Sponsored Research Revenue
     Grant and government sponsored research revenue increased to $1.7 million in the second quarter of 2007 from $0.3 million in the second quarter of 2006 and increased to $3.3 million in the first six months of 2007 from $0.6 million for the first six months of 2006. Revenue for the three and six months ended June 30, 2007 revenue were derived from programs with the Centers for Disease Control and Prevention and National Institutes of Health, revenues for which started in the first quarter of 2007. Such revenue increases were partially offset by decreased revenue from the National Cancer Institute program, which was substantially completed in the fourth quarter of 2006.
Costs and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)			(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$13,879	$11,683	19%	$27,756	$23,076	20%
Collaboration profit sharing	2,731	3,843	(29)%	6,228	7,654	(19)%
Research and development	7,439	5,807	28%	14,361	11,636	23%
Selling, general and administrative	9,105	6,921	32%	17,533	13,067	34%

Total costs and operating expenses	$33,154	$28,254	17%	$65,878	$55,433	19%

     Cost of Product Sales
     Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales discussed above, cost of product sales increased 19% to $13.9 million in the second quarter of 2007 compared to $11.7 million in the second quarter of 2006 and increased 20% to $27.8 million from $23.1 million for the first six months of 2007 and 2006, respectively. Our product gross margin percentage increased to 41% in the second quarter of 2007 from 38% in the same period in 2006. The increase in gross margin percentage was primarily due to increased manufacturing efficiencies and reduced stock based compensation expense. Our product gross margin percentage declined to 39% for the six months ended June 30, 2007 from 40% in the same period in 2006. This change in product gross margin was primarily due to the amortization of intangible assets associated with the acquisition of Sangtec.

     Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the USPS BDS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $2.7 million and $3.8 million in the second quarter of 2007 and 2006, respectively, and $6.2 million and $7.7 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
     Research and Development Expenses
     Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 28% to $7.4 million in the second quarter of 2007 from $5.8 million in the second quarter of 2006. The increase in research and development expenses of $1.6 million is primarily due to a $0.9 million increase in salaries and employee-related expenses resulting from our operational expansion in Europe, a $0.3 million increase in consulting and a $0.3 million increase in facility-related costs. Research and development expenses increased 23% to $14.4 million in the six months ended June 30, 2007 from $11.6 million in the same period of 2006. The increase in research and development expenses of $2.8 million was primarily due to a $1.7 million increase in salaries and employee-related expenses resulting from our operational expansion in Europe, a $0.5 million increase in consulting and a $0.5 million increase in facility-related costs. The increases for the three and six months ended June 30, 2007 also reflect expansion in our contract, grant and government sponsored research activities. We expect that our quarterly research and development expenses will increase during the remainder of 2007 as we increase our assay development and incur additional costs associated with other development arrangements.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and employee-related expenses, including stock-based compensation, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 32% to $9.1 million in the second quarter of 2007 from $6.9 million in the second quarter of 2006. The increase of $2.2 million included a $1.5 million increase in salaries and employee-related expenses, including stock-based compensation expense and a $0.3 million increase in legal, accounting, and other professional expenses. Selling, general and administrative expenses increased 34% to $17.5 million in the six months ended June 30, 2007 from $13.1 million in the same period of 2006. The increase of $4.4 million included a $2.3 million increase in salaries and employee-related expenses, including stock-based compensation expense, a $1.1 million increase in legal, accounting, and other professional expenses, and a $0.5 million increase in facility-related expenses. The increases for the three and six months ended June 30, 2007 also reflect expansion in Europe. We expect our selling and marketing expenses to increase during the remainder of 2007 as we increase our direct sales force in the United States and as we expand our efforts to market our Xpert EV and Xpert MRSA tests.
     Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)			(Amounts in thousands)
Other income (expenses), net:
Interest income	$642	$1,380	(53)%	$1,554	$1,892	(18)%
Interest expense	(4)	(106)	(96)%	(14)	(325)	(96)%
Other income	102	91	12%	227	144	58%

Total other income, net	$740	$1,365	(46)%	$1,767	$1,711	3%

     Other income, net consists of interest income, interest expense and other income. In the second quarter of 2007, interest income decreased to $0.6 million from $1.4 million in the second quarter of 2006 primarily to use of marketable securities in the first quarter of 2007 for the acquisition of Sangtec. Such use of marketable securities was also the primarily factor in interest income decreasing $0.3 million to $1.6 million for the six months ended June 30, 2007 compared to the same period of 2006. The decrease in interest expense of $0.1 million and $0.3 million in the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006 was primarily due to repayment of the line of credit during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
     As of June 30, 2007, we had $46.1 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash and marketable securities used in the six months ended June 30, 2007 was $49.5 million, which consisted of $15.6 million used for operating activities, $27.3 million for the acquisition of Sangtec, $4.7 million for purchases of technology licenses and intangible assets, and $3.0 million for capital expenditures, offset by $1.2 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk, preserve principal and provide liquidity.
     Net cash used in operating activities was $15.6 million and $6.4 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, net cash used in operating activities primarily consisted of a $11.4 million net loss, which was partially offset by $4.6 million of depreciation expense and amortization of intangible assets and $4.3 million of stock based compensation. In addition, the decrease of $13.3 million attributable to changes in operating assets and liabilities consisted primarily of increases in receivables of $6.9 million and in inventory of $5.4 million and payments of $3.4 million for patent-related matters, which were partially offset by $1.9 million increase in deferred revenue. For the six months ended June 30, 2006, net cash used in operating activities primarily consisted of a $13.7 million net loss, which was partially offset by $3.6 million of depreciation expense and amortization of intangible assets and $3.6 million of stock-based compensation. In addition, the decrease of $0.1 million attributable to changes in operating assets and liabilities consisted primarily of $1.2 million for inventory, $1.0 million for prepaid expenses and other current assets and $1.2 million for deferred revenue, which were partially offset by $3.2 million related to accounts receivable.
     Net cash provided by (used in) investing activities was $4.7 million and $(65.0) million for the six months ended June 30, 2007 and 2006, respectively. In the first six months of 2007, net cash provided by investing activities consisted of $39.5 million proceeds from maturities of marketable securities, which was partially offset by $27.3 million used to acquire Sangtec (net of acquired cash), $4.7 million used for technology licenses and $3.0 million in capital expenditures. In the first six months of 2006, net cash used in investing activities consisted of $3.6 million in capital expenditures, $2.1 million payments for technology licenses and $59.3 million in net marketable securities purchased.
     Net cash provided by financing activities was $1.2 million and $86.7 million for the six months ended June 30, 2007 and 2006, respectively. In the first six months of 2007, cash provided by financing activities consisted of $1.5 million in net proceeds from the sale of common stock under our employee equity incentive plans that was partially offset by repayments of $0.3 million on our equipment and other loans. In the six months of 2006, cash provided by financing activities consisted of $94.1 million from the sale of common stock, including $80.6 million from our March 2006 common stock offering, $11.3 million from the underwriter’s exercise of its over-allotment option in April 2006, and $2.5 million from the sales of common stock under our employee equity incentive plans. This increase was partially offset by the repayment of $7.5 million related to our line of credit and equipment financing.
Off-Balance-Sheet Arrangements
     As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1933.
Financial Condition Outlook
     We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, and to support our working capital needs. In addition to the acquisition of Sangtec, we expect to spend approximately $5.0 million for capital equipment for the remainder of 2007. We used $50.6 million in cash (excluding proceeds of $39.5 million from maturities of marketable securities) in our operations and investing activities for the six months ended June 30, 2007. We anticipate that our existing capital resources will enable us to maintain currently planned operations. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.
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
     We operate primarily in the United States and a majority of our revenues, costs, expenses and capital purchasing activities are transacted in U.S. Dollars. While our exposure to foreign currency fluctuations will increase as our foreign operations grow, we believe based on our current planned operations that such exposure will not be material.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve profitability.
     We have incurred operating losses in each year since our inception. We experienced net losses of approximately $13.8 million in 2004, $13.6 million in 2005, $26.0 million in 2006 and $11.4 million for the first six months of 2007. As of June 30, 2007, we had an accumulated deficit of approximately $144.9 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of SFAS 123(R). Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
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
     If our tests for use on the SmartCycler and GeneXpert platforms do not gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our GBS, GeneXpert enterovirus and MRSA tests, these products may not achieve commercial success. Many factors may affect the market acceptance and commercial success of our products, including:
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
We rely on licenses of key technology from third parties and may require additional licenses for many of our new product candidates.
     We rely on third-party licenses to be able to sell many of our products, and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our instruments. We believe that manufacturing reagents and developing tests for our instruments is important to our business and growth prospects but may require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature or for some reagents on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.
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

     Several companies provide instruments and reagents for DNA amplification or detection. ABI and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Siemens, Third Wave Technologies and bioMerieux, offer molecular tests.
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
     In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Any failure in the overall BDS, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.
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
     Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to claims of patent infringement could consume our resources and lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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
     Our manufacturing facilities are located in Sunnyvale, California, Bromma, Sweden, and Bothell, Washington. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.
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
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Shareholders (“Annual Meeting”) on April 26, 2007.At the Annual Meeting, shareholders voted on two matters: the election of three Class II directors to serve three year terms and the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.
     At the Annual Meeting, Thomas L. Gutshall, Cristina H. Kepner and David H. Persing were elected as Class II directors in an uncontested election.

	Shares	Shares	Shares	Shares
Name	For	Against	Abstaining	Withheld
Thomas L Gutshall	47,587,620	—	—	902,586
Cristina H. Kepner	47,751,790	—	—	738,416
David H. Persing	47,662,091	—	—	828,115
     At the Annual Meeting, the appointment of Ernst & Young LLP was ratified by the following vote:

Shares	Shares	Shares	Shares
For	Against	Abstaining	Withheld
48,250,480	196,882	42,844	—

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 9th day of August 2007.

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