Form 10-Q
period 2007-09-30
CEPHEID
filed 2007-11-05
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Yes      ☑ No
As of October 31, 2007 there were 55,500,340 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2007
Cepheid®, the Cepheid logo, SmartCycler®, GeneXpert® and I-CORE® and affigene® are registered trademarks of Cepheid. SmartCycler II, Xpert, Actigenics and Sangtec are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,269	$17,186
Marketable securities	33,050	77,750
Accounts receivable, net	26,043	15,246
Inventory	21,961	10,240
Prepaid expenses and other current assets	2,379	1,390

Total current assets	91,702	121,812
Property and equipment, net	16,213	14,097
Restricted cash	661	661
Other non-current assets	284	666
Intangible assets, net	41,543	30,425
Goodwill	14,662	—

Total assets	$165,065	$167,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,254	$8,977
Accrued compensation	5,521	3,319
Accrued royalties	6,402	3,516
Accrued collaboration profit sharing	617	3,497
Accrued other liabilities	4,608	4,107
Accrued expense for patent-related matter	—	3,350
Current portion of deferred revenue	4,496	3,913
Current portion of license fees payable	—	447
Current portion of equipment financing	—	313
Current portion of note payable	3	11

Total current liabilities	33,901	31,450
Long-term portion of deferred revenue	3,085	2,663
Long-term portion of equipment financing	—	3
Long-term portion of note payable	2	41
Deferred rent	874	798

Total liabilities	37,862	34,955

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized, 55,442,351 and 54,950,284 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	253,788	251,132
Additional paid-in capital	22,755	15,065
Accumulated other comprehensive income (loss)	281	(5)
Accumulated deficit	(149,621)	(133,486)

Total shareholders’ equity	127,203	132,706

Total liabilities and shareholders’ equity	$165,065	$167,661

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Instrument sales	$15,911	$7,287	$32,142	$15,855
Reagent and disposable sales	18,105	15,360	47,525	44,945

Total product sales	34,016	22,647	79,667	60,800
Contract revenues	2,024	987	5,808	2,275
Grant and government sponsored research revenue	289	128	3,571	694

Total revenues	36,329	23,762	89,046	63,769

Costs and operating expenses:
Cost of product sales	19,966	13,281	47,722	36,357
Collaboration profit sharing	2,729	3,813	8,957	11,467
Research and development	8,371	5,568	22,732	17,204
In-process research and development	—	139	—	139
Selling, general and administrative	10,856	6,146	28,389	19,213

Total costs and operating expenses	41,922	28,947	107,800	84,380

Loss from operations	(5,593)	(5,185)	(18,754)	(20,611)
Other income (expense):
Interest income	621	1,299	2,175	3,191
Interest expense	(5)	(28)	(19)	(353)
Other income (expense), net	236	(56)	463	89

Other income, net	852	1,215	2,619	2,927

Net loss	$(4,741)	$(3,970)	$(16,135)	$(17,684)

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.29)	$(0.34)

Shares used in computing basic and diluted net loss per share	55,356	54,771	55,174	51,448

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,135)	$(17,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,023	3,541
Amortization of intangible assets	3,141	2,009
Amortization of imputed interest	—	191
In-process research and development	—	139
Amortization of prepaid compensation expense	247	29
Stock-based compensation related to employees and non-employees	7,299	5,193
Deferred rent	76	59
Changes in operating assets and liabilities:
Accounts receivable	(9,336)	1,261
Inventory	(9,540)	(1,603)
Prepaid expenses and other current assets	(709)	(517)
Other non-current assets	210	—
Accounts payable and other current liabilities	3,219	(1,710)
Accrued compensation	914	(582)
Accrued expense for patent-related matter	(3,350)	—
Deferred revenue	759	(1,351)

Net cash used in operating activities	(19,182)	(11,025)

Cash flows from investing activities:
Capital expenditures	(4,666)	(5,145)
Payments for technology licenses	(4,737)	(9,300)
Cost of Sangtec acquisition, net of cash acquired	(27,372)	—
Cost of Actigenics acquisition, net of cash acquired	(82)	(1,037)
Proceeds from maturities of marketable securities	46,500	37,950
Purchases of marketable securities	(1,800)	(98,950)
Proceeds from the sale of fixed assets	24	—

Net cash provided by (used in) investing activities	7,867	(76,482)

Cash flows from financing activities:
Net proceeds from the issuance of common shares, exercise of stock options, awards and ESPP	2,656	95,559
Principal payment of line of credit	—	(4,000)
Principal payments under equipment financing	(316)	(3,906)
Payment of note payable	(46)	—

Net cash provided by financing activities	2,294	87,653

Effect of exchange rate change on cash	104	(5)

Net increase (decrease) in cash and cash equivalents	(8,917)	141
Cash and cash equivalents at beginning of period	17,186	16,072

Cash and cash equivalents at end of period	$8,269	$16,213

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the Clinical Molecular Diagnostic, Industrial and Biothreat markets. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
     The condensed consolidated balance sheet at September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2007 or for any future period. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.
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

     The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Raw Materials	$8,709	$4,910
Work in Process	7,483	2,587
Finished Goods	5,769	2,743

	$21,961	$10,240

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
     The recorded value and accumulated amortization of major classes of intangible assets at September 30, 2007 were as follows (in thousands):

		Accumulated	Net Book
	Recorded Value	Amortization	Value
Licenses	$40,678	$9,275	$31,403
Technology acquired in acquisitions	8,613	233	8,380
Other	2,170	410	1,760

	$51,461	$9,918	$41,543

     Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $15.8 million and $16.7 million at September 30, 2007 and December 31, 2006, respectively.
     Amortization expense of intangible assets was $1.1 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and $3.1 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of September 30, 2007 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense
2007 (remaining three months)	$1,091
2008	4,560
2009	4,866
2010	4,825
2011	4,731
Thereafter	21,470

Total expected future annual amortization	$41,543

Warranty Provision
     The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimates of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for the three and nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$408	$195	$316	$470
Costs incurred and charged against reserve	(69)	(26)	(122)	(405)
Provision for warranty	124	67	269	171

Balance at end of period	$463	$236	$463	$236

Revenue Recognition
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

     The stock-based compensation expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of product sales	$229	$153	$530	$531
Research and development	1,378	597	3,169	1,915
Selling, general and administrative	1,394	806	3,600	2,747

Total stock-based compensation expense	$3,001	$1,556	$7,299	$5,193

     The impact of stock-based compensation expense on basic and diluted net loss per share was $0.05 and $0.03 for the three months ended September 30, 2007 and 2006, respectively, and $0.13 and $0.10 for the nine months ended September 30, 2007 and 2006, respectively. In addition, stock-based compensation cost of approximately $0.6 million and $0.2 million was included in inventory as of September 30, 2007 and December 31, 2006, respectively.
     The fair value of stock options granted to employees and shares purchased by employees under the ESPP for the three and nine months ended September 30, 2007 and 2006 was estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPTION SHARES:
Expected Term (in years)	5.00	5.00	5.00	5.00
Volatility	0.62	0.96	0.67	0.97
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	4.46%	4.84%	4.57%	4.89%
Estimated Forfeitures	6.76%	15.34%	6.76%	15.34%
Weighted Average Fair Value	$9.89	$6.14	$7.18	$6.69

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.46	0.49	0.47	0.49
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	4.78%	5.08	4.95%	5.01
Weighted Average Fair Value	$5.38	$3.35	$3.94	$3.42
Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. On January 1, 2007 and September 30, 2007, the Company had an immaterial amount of unrecognized tax benefits, none of which would affect its effective tax rate if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended September 30, 2007, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at September 30, 2007, the Company had no accrued interest or penalties.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through December 31, 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001.
     The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

Net Loss per Share
     Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options and restricted awards. These anti-dilutive common stock equivalent shares totaled 8,923,332 and 7,434,183 at September 30, 2007 and 2006, respectively.
Comprehensive Loss
     Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(4,741)	$(3,970)	$(16,135)	$(17,684)
Other comprehensive loss:
Foreign currency translation adjustments	349	(67)	286	(10)
Unrealized gain on available-for-sale securities	—	—	—	5

Comprehensive loss	$(4,392)	$(4,037)	$(15,849)	$(17,689)

Reclassification
     Certain amounts reported in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 have been reclassified to conform to the current period presentation.
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
     The Company currently sells its products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 27% and 38% of total product sales for the three and nine months ended September 30, 2007. There was one direct customer that accounted for 53% and 59% of total product sales for the three and nine months ended September 30, 2006. The Company has distribution agreements with Fisher Scientific Company L.L.C. and VWR International to market the Cepheid SmartCycler system in the U.S. and Canada. The Company also has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of product sales by geographic region for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As a percent of total product sales)
Product Sales Geographic information:
North America	81%	87%	80%	89%
Europe	17%	10%	19%	9%
Japan and other	2%	3%	1%	2%

Total product sales	100%	100%	100%	100%

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
4. Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the Biohazard Detection System developed for the United States Postal Service. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of September 30, 2007 and December 31, 2006, the accrued profit sharing liability was $0.6 million and $3.5 million, respectively. Collaboration profit sharing expense was $2.7 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively, and $9.0 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the condensed consolidated statement of operations.
5. Collaboration and Other Agreements
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
     In September 2007, the contract with the Centers for Disease Control and Prevention for the development of a rapid Point-of-Care in vitro diagnostic product to detect influenza viruses A and B, and the H5N1 “Avian Influenza” virus in human respiratory specimens was terminated.
     In August 2007, the Company entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials. The anthrax test is currently used in Biohazard Detection System units installed at United States Postal Service (“USPS”) mail processing centers nationwide. The agreement covers the USPS fiscal years of 2007 through 2011. Under the terms of the agreement, the purchase quantity of anthrax tests will be determined on an annual basis, based on the USPS fiscal year of October 1 through September 30.

6. Contingencies
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
     Cepheid responds to claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters, and such amounts are included in other accrued liabilities. Should Cepheid not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Cepheid’s financial position, results of operations and cash flows.
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

Current assets	$3,571
Property, plant and equipment	1,337
Intangible assets	9,970
Current liabilities	(2,197)
Goodwill	14,662

$27,343

     The acquired intangible assets consisted of the following:

		Weighted
		Average
	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$7,800	9
Contract manufacturing agreement	1,700	5
Distributor relationships	400	9
Trademark	70	3

	$9,970

     The amortization expense related to the existing technology and contract manufacturing was recorded as cost of product sales, and the amortization expense related to distributor relationships and trademark was recorded as selling, general and administrative expense. Total amortization expense recorded for the three and nine months ended September 30, 2007 was $0.2 million and $0.5 million, respectively.
     The following table provides pro forma financial information assuming the acquisition of Sangtec had occurred at the beginning of each period presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$36,329	$25,109	$90,244	$70,440
Net loss	(4,741)	(5,617)	(16,738)	(19,115)
Basic and diluted net loss per share	(0.09)	(0.10)	(0.30)	(0.37)

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
     In August 2007, we entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials. The anthrax test is currently used in BDS units installed at USPS mail processing centers nationwide. The agreement covers the USPS fiscal years of 2007 through 2011. Under the terms of the agreement, the purchase quantity of anthrax tests will be determined on an annual basis, based on the USPS fiscal year of October 1 through September 30. We have received notice that expected test purchases for fiscal 2008 will be approximately two million cartridges.
     In September 2007, we entered into two Veterans Affairs Federal Supply Service Schedule (“VA/FSS”) contracts for our GeneXpert system and the Xpert MRSA test for the rapid detection of Methicillin-resistant Staphylococcus aureus. The two contracts, VA/FSS 65 VII and GSA 66, respectively, cover the purchase of Xpert MRSA tests and GeneXpert systems. These two contracts are expected to streamline the acquisition process and ensure that VA hospitals and other federal agencies can purchase GeneXpert systems and Xpert MRSA test kits without individual negotiations as they await funding for the next fiscal year.
     In September 2007, our contract with the Centers for Disease Control and Prevention for the development of a rapid Point-of-Care in vitro diagnostic product to detect influenza viruses A and B, and the H5N1 “Avian Influenza” virus in human respiratory specimens was terminated.
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
Research and Development
     We devote significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert platforms and developing tests for use on those platforms. Research and development expenses were approximately $23.9 million for the year ended December 31, 2006 and $8.4 million and $22.7 million for the three and nine months ended September 30, 2007. We expect that our research and development expenses in 2007 will increase in line with our product development pipeline, our contract and collaborator revenues and as we complete clinical trials for our MRSA/SA and Factor 2/Factor 5 hemostasis tests and begin research on other tests.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
     We consider our accounting policies related to revenue recognition, impairment of intangible assets, inventory reserve, warranty accrual, and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and the calculation of our inventory reserve, warranty accrual, and stock-based compensation expense. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three and nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2007 and 2006
Revenues
     Product Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)			(Amounts in thousands)
Revenues:
Instrument sales	$15,911	$7,287	118%	$32,142	$15,855	103%
Reagent and disposable sales	18,105	15,360	18%	47,525	44,945	6%

Total product sales	34,016	22,647	50%	79,667	60,800	31%
Contract revenues	2,024	987	105%	5,808	2,275	155%
Grant and government sponsored research revenue	289	128	126%	3,571	694	415%

Total revenues	$36,329	$23,762	53%	$89,046	$63,769	40%

     We operate in three market areas: Clinical Molecular Diagnostic, Industrial and Biothreat markets. The following table illustrates product sales in the three market areas as a percentage of total product sales for three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(As a % of total product sales)
Product sales by market:
Clinical Molecular Diagnostic	61%	26%	49%	22%
Biothreat	26%	53%	37%	60%
Industrial	13%	21%	14%	18%

Total product sales	100%	100%	100%	100%

     Total product sales increased 50% to $34.0 million for the third quarter of 2007 from $22.6 million for the third quarter of 2006 and increased 31% to $79.7 million for the nine months ended September 30, 2007 from $60.8 million for the same period in 2006. For the three months ended September 30, 2007 compared to the same period in 2006, the increase in instrument sales was primarily due to an increase of $8.1 million of GeneXpert systems sales in the Clinical Molecular Diagnostic market, a major portion of which was to Veterans Affairs hospitals. Instrument sales in Europe increased $1.0 million. The increase in reagent and disposable sales was primarily due to sales of $3.7 million of GeneXpert MRSA disposable tests, a major portion of which was to Veterans Affairs hospitals, and to $2.1 million sales by Cepheid AB. Such increases were partially offset by reduced GeneXpert anthrax test cartridge sales of $3.1 million to Northrop Grumman/USPS in the Biothreat market. For the nine months ended September 30, 2007 compared to the same period in 2006, the increase in instrument sales was primarily to due an increase of $11.6 million of GeneXpert systems sales. Instrument sales in Europe increased $4.0 million. The increase in reagent and disposable sales was primarily due to sales of $4.1 million of GeneXpert MRSA disposable tests and from $4.8 million sales by Cepheid AB. Such increases were partially offset by reduced anthrax test cartridge sales of $7.0 million to Northrop Grumman/USPS in the Biothreat market. Product sales to Northrop Grumman/USPS represented 27% and 53% of our total product sales for the third quarter of 2007 and 2006, respectively, and 38% and 59% of our total product sales for the nine months ended September 30, 2007 and 2006, respectively.
     The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(As a % of total product sales)
Product Sales by Geographic Regions:
North America	81%	87%	80%	89%
Europe	17%	10%	19%	9%
Japan and other	2%	3%	1%	2%

Total product sales	100%	100%	100%	100%

     The change in product sales by geographic regions for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to increases in both instrument and reagent and disposable sales in the Clinical Molecular Diagnostic market in Europe.
     No single country outside of the United States represented more than 10% of our total revenues in any period presented.
     Contract Revenues
     Contract revenues were $2.0 million for the third quarter of 2007 and $1.0 million for the third quarter 2006 and were $5.8 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in revenues for the three and nine months ended September 30, 2007 was primarily due to collaboration agreements which began in the second half of 2006.
     Grant and Government Sponsored Research Revenue
     Grant and government sponsored research revenue increased to $0.3 million for the third quarter of 2007 from $0.1 million for the third quarter of 2006 and increased to $3.6 million for the nine months ended September 30, 2007 from $0.7 million for the nine months ended September 30, 2006. The increase in revenue for the third quarter of 2007 as compared to the prior year period was due primarily to a program with the National Institutes of Health (“NIH”), which increase was partially offset by a decrease in revenue due to the completion of a National Cancer Institute (“NCI”) program in the fourth quarter of 2006. Revenue for the nine months ended September 30, 2007 was derived from programs with the Centers for Disease Control and Prevention (“CDC”) and NIH, revenues from which started in the first quarter of 2007. Such revenue increase was partially offset by decreased revenue from the completion of the NCI program. Revenue derived from the program with the CDC was $2.6 million for the nine months ended September 30, 2007.

Costs and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)			(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$19,966	$13,281	50%	$47,722	$36,357	31%
Collaboration profit sharing	2,729	3,813	(28)%	8,957	11,467	(22)%
Research and development	8,371	5,568	50%	22,732	17,204	32%
In-process research and development	—	139	(100)%	—	139	(100)%
Selling, general and administrative	10,856	6,146	77%	28,389	19,213	48%

Total costs and operating expenses	$41,922	$28,947	45%	$107,800	$84,380	28%

     Cost of Product Sales
     Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales discussed above, cost of product sales increased 50% to $20.0 million for the third quarter of 2007 compared to $13.3 million for the third quarter of 2006 and increased 31% to $47.7 million from $36.4 million for the nine months ended September 30, 2007 and 2006, respectively. Our product gross margin percentage was 41% for the third quarter of 2007 and 2006. An increase in gross margin percentage primarily due to increased manufacturing efficiencies and product and regional mix was offset by increased stock-based compensation expense and amortization of intangible assets associated with the acquisition of Sangtec. Our product gross margin percentage was 40% for each of the nine month periods ended September 30, 2007 and 2006. The increase in gross margin percentage primarily due to increased manufacturing efficiencies was offset by amortization of intangible assets associated with the acquisition of Sangtec.
     Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the USPS BDS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $2.7 million and $3.8 million for the third quarter of 2007 and 2006, respectively, and $9.0 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
     Research and Development Expenses
     Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 50% to $8.4 million for the third quarter of 2007 from $5.6 million for the third quarter of 2006. The increase in research and development expenses of $2.8 million is primarily due to a $1.6 million increase in salaries and employee-related expenses resulting from our operational expansion in Europe and the United States, a $0.3 million increase in consulting and a $0.3 million increase in facility-related costs. Research and development expenses increased 32% to $22.7 million for the nine months ended September 30, 2007 from $17.2 million for the same period of 2006. The increase in research and development expenses of $5.5 million was primarily due to a $3.4 million increase in salaries and employee-related expenses resulting from our operational expansion in Europe and the United States, a $0.7 million increase in facility related costs, a $0.2 million increase in consulting costs, and a $0.2 million increase in travel related expenses. The increases for the three and nine months ended September 30, 2007 also reflect expansion in our contract, grant and government sponsored research activities. We expect that our quarterly research and development expenses will increase during the remainder of 2007 as we increase our assay development, begin clinical trials and incur additional costs associated with other development arrangements.
     In-process research and development
     In-process research and development of $0.1 million in 2006 represents the one-time write-off of in-process research and development intangible assets with no alternative future uses that were acquired in the August 2006 acquisition of Actigenics SA.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 77% to $10.9 million for the third quarter of 2007 from $6.1 million for the third quarter of 2006. The increase of $4.8 million included a $2.9 million increase in salaries and employee-related expenses, principally $1.0 million in commissions, and a $1.3 million increase in legal, accounting, and other professional expenses. Selling, general and administrative expenses increased 48% to $28.4 million for the nine months ended September 30, 2007 from $19.2 million for the same period of 2006. The increase of $9.2 million included a $5.3 million increase in salaries and employee-related expenses, including $1.8 million increase in salaries primarily from sales force expansion and a $1.3 million increase in commissions, a $2.4 million increase in legal, accounting, and other professional expenses, a $0.5 million increase in travel-related expenses, and a $0.3 million increase in facility-related expenses. The increases for the three and nine months ended September 30, 2007 also reflect expansion in Europe. We expect our selling and marketing expenses to increase during the remainder of 2007 as a result of the continuing expansion of our direct sales force in the United States and as we expand our efforts in the Clinical Molecular Diagnostic market, with particular emphasis on developing the market for our Xpert MRSA test.
     Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)			(Amounts in thousands)
Other income (expense), net:
Interest income	$621	$1,299	(52)%	$2,175	$3,191	(32)%
Interest expense	(5)	(28)	(82)%	(19)	(353)	(95)%
Other income (expense), net	236	(56)	(521)%	463	89	420%

Total other income, net	$852	$1,215	(30)%	$2,619	$2,927	(11)%

     Other income (expense), net consists of interest income, interest expense and other income (expense). For the third quarter of 2007, interest income decreased to $0.6 million from $1.3 million for the third quarter of 2006 primarily due to the use of marketable securities for the first quarter of 2007 for the acquisition of Sangtec. Such use of marketable securities was also the primary factor in interest income decreasing $1.0 million to $2.2 million for the nine months ended September 30, 2007 compared to the same period of 2006. The decrease in interest expense of $0.3 million for the nine months ended September 30, 2007 as compared to the same period of 2006 was primarily due to repayment of the line of credit during the first quarter of 2006. Other income (expense), net increased by $0.3 million and $0.4 million for the three and nine months ended September 30, 2007, as compared to the same periods of 2006. Such increases were primarily the result of the weakening of the U.S. Dollar during 2007.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
     As of September 30, 2007, we had $42.0 million in cash and cash equivalents and marketable securities (including $0.7 million in restricted cash). Our total cash and marketable securities used for the nine months ended September 30, 2007 was $53.6 million, which consisted of $19.2 million used for operating activities, $27.4 million for the acquisition of Sangtec and Actigenics, $4.7 million for purchases of technology licenses and intangible assets, and $4.7 million for capital expenditures, offset by $2.3 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk, preserve principal and provide liquidity.
     Net cash used in operating activities was $19.2 million and $11.1 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash used in operating activities primarily consisted of a $16.1 million net loss, which was partially offset by $7.1 million of depreciation expense and amortization of intangible assets and $7.3 million of stock based compensation. In addition, the decrease of $17.8 million attributable to changes in operating assets and liabilities consisted primarily of increases in receivables of $9.3 million, inventory of $9.5 million and prepaid expenses of $0.7 million, and payments of $3.4 million for patent-related matters, which were partially offset by increases of $0.8 million in deferred revenue, $4.1 million in accounts payable, other current liabilities and accrued compensation and $0.2 million in other non-current assets. For the nine months ended September 30, 2006, net cash used in operating activities primarily consisted of a $17.7 million net loss, which was partially offset by $5.5 million of depreciation expense and amortization of intangible assets and $5.2 million of stock-based compensation. In addition, the decrease of $4.5 million attributable to changes in operating assets and liabilities consisted primarily of $1.6 million for inventory, $2.3 million for accounts payable, other current liabilities and accrued compensation, $1.4 million for deferred revenue and $0.5 million for prepaid expenses and other current assets, which were partially offset by $1.3 million related to accounts receivable.
     Net cash provided by (used in) investing activities was $8.0 million and $(76.4) million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash provided by investing activities consisted of $44.7 million net marketable securities sold, which was partially offset by $27.3 million used to acquire Sangtec (net of acquired cash), $4.7 million used for technology licenses and $4.7 million in capital expenditures. For the nine months ended September 30, 2006, net cash used in investing activities consisted of $5.1 million in capital expenditures, $9.3 million payments for technology licenses, $1.0 million for the acquisition of Actigenics, and $61.0 million in net marketable securities purchased.
     Net cash provided by financing activities was $2.3 million and $87.7 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, cash provided by financing activities consisted of $2.7 million in net proceeds from the sale of common stock under our employee equity incentive plans that was partially offset by repayments of $0.4 million on our equipment and other loans. For the nine months ended September 30, 2006, cash provided by financing activities consisted of $95.6 million from the sale of common stock, including $80.6 million from our March 2006 common stock offering, $11.3 million from the underwriter’s exercise of its over-allotment option in April 2006, and $3.7 million from the sales of common stock under our employee equity incentive plans. This increase was partially offset by the repayment of $7.9 million related to our line of credit and equipment financing.
Off-Balance-Sheet Arrangements
     As of September 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1933.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve profitability.
     We have incurred operating losses in each period since our inception. We experienced net losses of approximately $13.8 million in 2004, $13.6 million in 2005, $26.0 million in 2006 and $16.1 million for the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of approximately $149.6 million. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of SFAS 123(R). Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
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
     Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington and Bromma, Sweden, where we assemble and produce the SmartCycler system and the GeneXpert system, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the State of California and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.
The U.S. Food and Drug Administration has issued a final interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our sales of these products and harm our business.
     In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (“ASRs”): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. On September 14, 2007, the FDA published its final guidance that becomes effectively enforced on September 15, 2008.

ASRs are a class of products that do not require regulatory clearance or approval but do require compliance with the FDA’s Good Manufacturing Practice Regulations. The final guidance contains changes in interpretation of the ASR regulations with regard to which products may be characterized as ASRs that represent a departure from what we believe had been the previous FDA practice and policy, in particular, the final guidance excludes reagent mixtures used to detect multiple targets from the definition of ASRs. The changes in the final ASR guidance may require modifications of some of our ASR products for us to continue selling them, or may require us to seek FDA clearance in order to sell them. In addition, the final guidance may curtail our interest in developing any new products that would qualify as ASRs.
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
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
     In the ordinary course of our business, we enter into collaborative arrangements to develop new products or to pursue new markets. These collaborations may not result in the development of products that achieve commercial success, and these collaborations could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues in the future.
We may face risks associated with acquisitions of companies, products and technologies, and our business could be harmed if we are unable to address these risks.
     If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. For example, in August 2006, we acquired Actigenics SA, a French micro RNA research and services company, and, in February 2007, we acquired Sangtec Molecular Diagnostics AB (“Sangtec”), a Swedish PCR molecular diagnostics company. We may not realize the anticipated benefit of any acquisition or investment. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
     We depend on certain single source suppliers that supply some of the components used in the manufacture of our instruments and our disposable reaction tubes and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.
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
     Our success depends on the market’s confidence that we can provide reliable, high-quality molecular test systems. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Despite testing, defects or errors could occur in our products or technologies. Furthermore, with respect to the BDS program, our products are incorporated into larger systems that are built and delivered by others; we cannot control many aspects of the final system.
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
     We face an inherent risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm or do not perform in accordance with specifications, in part because our products are used for sensitive applications. We cannot be certain that we would be able to successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:
•	decreased demand for our products;

•	injury to our reputation;

•	costs of related litigation; and

•	substantial monetary awards to laintiffs.
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
     Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that includes technologies that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some of our technology and have licensed some of our technology under patents of others. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over applications submitted by third parties or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.
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
     Our SmartCycler and GeneXpert products are marketed in Europe under the CE IVD mark, and we intend to introduce additional products under the CE IVD mark as we pursue our expansion plans. Our use of the CE IVD mark is based on self declarations of conformity with stated directives and standards of the European Parliament and Council and is subject to review by competent authorities in Europe. Our recently acquired subsidiary, Cepheid AB, successfully introduced CE IVD-marked products that require independent third party review recognized by competent authorities, for example, a CMV test for use on our SmartCycler instrument. Any finding of non-conformity under such a review could prevent or otherwise adversely affect our ability to market products in Europe and result in other consequences, including both criminal sanctions, such as the imposition of fines or penalties, and civil claims for damages from persons suffering damage as a result of the non-conformity.
If we fail to retain key members of our staff, our ability to conduct and expand our business would be impaired.
     We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical and sales, marketing and finance. Attracting, retaining and training personnel with the requisite skills remains challenging, and, as general economic conditions improve, is becoming increasingly competitive, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.
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
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS
   (a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1 ††	Master Purchase Order between Northrop Grumman Security Systems
	and Cepheid dated August 15, 2007.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as
	adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as
	adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002.*					X

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

††	Confidential treatment has been requested with regard to portions of this exhibit. Such portions were filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 5th day of November 2007.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John R. Sluis
John R. Sluis
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit Description
10.1 ††	Master Purchase Order between Northrop Grumman Security Systems and Cepheid dated August 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

††	Confidential treatment has been requested with regard to portions of this exhibit. Such portions were filed separately with the Securities and Exchange Commission.