Form 10-K
period 2007-12-31
CEPHEID
filed 2008-02-29
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-0030755

CEPHEID
(Exact name of Registrant as Specified in its Charter)

California	77-0441625
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

904 Caribbean Drive, Sunnyvale, California (Address of Principal Executive Offices)	94089-1189 (Zip Code)

(408) 541-4191

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value and the associated Stock Purchase Rights
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $787,152,853 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $14.60 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 15, 2008 there were 55,855,136 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on April 24, 2008, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Report.	III

2007 ANNUAL REPORT ON FORM 10-K

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

OVERVIEW

We are a broad based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic testing in the Clinical Molecular Diagnostic, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments moderate complexity categorization for an amplified molecular test system and an associated specific infectious disease test on the market in the United States. Our efforts are currently focused on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the Clinical Molecular Diagnostic market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.

Our two principal system platforms are the SmartCycler and GeneXpert systems. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample. The GeneXpert system integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals, and doctors’ offices.

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

Sales for products within our specific markets are conducted through both direct sales and distribution channels worldwide. Clinical Molecular Diagnostic market sales in the United States are handled primarily on a direct basis, while sales in all markets for Europe and our markets in the rest of the world are handled on both a direct and distributor basis. Our marketing programs are managed on a direct basis.

OUR STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for genetic assessment in a variety of environments. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical Molecular Diagnostic market. We believe our GeneXpert system will enable us to significantly expand our presence in the Clinical Molecular Diagnostic market, because we believe this system is currently the only closed, self-contained, fully-integrated and automated system for molecular testing commercially available. The GeneXpert system will allow healthcare providers to obtain timely, accurate results from a raw biological sample, with minimal risk of contamination. The system is currently available in a variety of configurations ranging from 1 to 16 individual test modules. To our knowledge, the system is also the only currently available system to offer true random access and on demand test capability. Additional configurations of the system are under development for high volume test requirements.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions to develop and obtain target rights to various infectious disease and cancer targets. In addition, we will be focusing key business development activities on identifying infectious disease and cancer targets held by academic institutions or commercial operations for potential license or acquisition.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to internally develop new tests for our GeneXpert and SmartCycler systems. In addition, in order to more rapidly expand our test pipeline, we are working and expect to continue to expand collaborations with strategic partners and major academic medical centers to co-develop and validate additional tests

•	Enhance international platform. Internationally we are currently primarily focused on developing the European Clinical Molecular Diagnostic market. However, we also have and are developing programs for the markets in Japan and the rest of the world. We conduct our European sales and marketing operations through our French subsidiary, Cepheid SA, which has a facility, sales and customer support personnel and an established European distribution network. We will continue to expand our distribution capability in Europe on both a direct and distributor basis. In addition, we intend to expand in other international markets.

•	Continue to maintain applications in the Industrial and Biothreat markets. We currently sell products into the Industrial and Biothreat markets and expect to continue our offerings in these markets.

PRODUCTS

Our product portfolio consists of tests, reagents and instrument systems for the Clinical Molecular Diagnostic, Industrial, and Biothreat markets. Our two main systems are the SmartCycler, which is a system that integrates DNA amplification and detection for rapid batch or random access analysis in “real-time”, and a GeneXpert system, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small self-contained single cartridge providing rapid “on-demand” molecular testing 24/7, offering medically relevant results when and where they are needed most.

In the Clinical Molecular Diagnostic market, we market tests for both the GeneXpert and the SmartCycler systems in the areas of healthcare associated infections, critical infectious disease, immuno-compromised transplantation, women’s health, and oncology. These tests include United States Food and Drug Administration

(“FDA”) cleared products, such as in vitro medical devices (“IVDs”), CE Marked (“CE IVD”), Analyte Specific Reagents (“ASRs”), and Research Use Only tests. We continue to develop tests for both systems.

Our February 2007 acquisition of Sangtec Molecular Diagnostics AB (“Sangtec”) in Bromma, Sweden brought a relatively complete line of products for potential use in managing infections of immuno-compromised patients. We have integrated the Sangtec affigene family of real-time PCR molecular diagnostic products targeted at the immuno-compromised market into our existing European and U.S. portfolio of in vitro diagnostic products. The expanded line includes affigene assay kits for cytomegalovirus (“CMV”), Epstein-Barr Virus (“EBV”), Herpes Simplex Virus 1 and 2 (“HSV”), Hepatitis B Virus (“HBV”), Varicella Zoster Virus (“VZV”), BK Virus (“BKV”), and Aspergillus.

In March 2007, we received FDA clearance to market our Xpert EV test, which runs on the GeneXpert system, for the presumptive qualitative detection of Enterovirus (“EV”) RNA in cerebrospinal fluid (“CSF”) as an aid in the laboratory diagnosis of EV infection in patients with a clinical suspicion of meningitis. The Xpert EV test, designed to detect EV RNA in CSF by reverse- transcription real-time polymerase chain reaction (“RT-PCR”), is the first test of its type to receive FDA clearance. Xpert EV is the first and only RT-PCR test that delivers EV results in less than two and a half hours compared to up to three and six days for standard culture testing.

In April 2007, we received FDA clearance to market our Xpert MRSA test, which runs on the GeneXpert system, for the rapid detection of MRSA. Xpert MRSA results are delivered in just over one hour, identifying carriers of the potential pathogen and enabling healthcare organizations to promptly implement the proper infection control measures, leading to lower healthcare associated infection rates while improving patient care. This was our fourth clinical in vitro diagnostic test.

In December 2007 we released Xpert MRSA/SA-BC (Blood Cultures) and Xpert MRSA/SA-S STI (Skin and Soft Tissue Infection) tests in Europe as CE IVD Mark products under the European Directive on In Vitro Diagnostic Medical Devices. The tests are designed to enable simultaneous rapid detection of two leading causes of hospital and community acquired infections, MRSA and, Staphylococcus aureus, directly from blood cultures and soft tissue infection samples respectively. We expect to complete our clinical trials and submit the product to the FDA during 2008.

During 2008, we expect to continue development programs for use with Clostridium difficile (“C. difficile”), vancomycin resistant enterococcus (“VRE”), drug resistant tuberculosis, sepsis, and a test for genetic polymorphisms in clotting factors II and V that are widely used to predict risk of thrombosis (blood clots).

In the Industrial market, we sell our SmartCycler system along with general use PCR reagents and reaction tubes.

In the Biothreat market, the GeneXpert system is the main platform. GeneXpert modules have been integrated into the Biohazard Detection Systems (“BDS”), purchased by the United States Postal Service (“USPS”). We have tests currently available for anthrax, pestis, and tullarensis.

RESEARCH AND DEVELOPMENT

The objective of our research and development programs is to develop high value test applications for the GeneXpert and/or SmartCycler systems for the Clinical Molecular Diagnostic, Biothreat, and Industrial testing market. We focus efforts on four main areas: a) systems engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems, b) chemistry research in our Bothell, Washington facility to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes, and dyes to optimize the speed, performance and ease-of-use of our assays, c) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, and d) target discovery research to identify novel micro RNA targets to be used in the development of future assays.

SALES

We sell our products in the Clinical Molecular Diagnostic, Industrial and Biothreat markets on both a direct and distributed product basis.

Distribution and collaboration arrangements

bioMerieux, Inc.  In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux, Inc. (“bioMerieux”) for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (“NASBA”) technology to be run on systems employing our SmartCycler and GeneXpert systems. To date, bioMerieux has not commercialized a product based on our technology.

bioMerieux SA.  In January 2007, we entered into a program with bioMerieux SA for the development, production and marketing of a line of sepsis products, based upon our real-time PCR technologies. To date, no commercialized product has been jointly developed.

Infectio Diagnostic, Inc./GeneOhm Sciences, Inc.  In November 2003, we entered into a series of agreements with Infectio Diagnostics, Inc. (“IDI”). IDI merged with GeneOhm Sciences, Inc. in 2004. GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company (“BDC”) in February 2006. Under these agreements, we received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS, MRSA and VRE that have been configured for use with the SmartCycler system. The distribution rights relating to tests for MRSA were terminated in November 2006, and the distribution rights relating to GBS terminated in April 2007. In the event that BDC introduces a VRE product for the SmartCycler system, our distribution rights relating to VRE tests will terminate two years from the date of such introduction. IDI received non-exclusive worldwide rights to distribute our SmartCycler system for use with IDI tests. Such IDI distribution rights, now owned by BDC, have an initial term that expires in November 2008.

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

USPS Program.  In 2003, a Northrop Grumman-led consortium that includes Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. In August 2007, we entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. The agreement covers the USPS fiscal years of 2007 through 2011. Under the terms of the agreement, the purchase quantity of anthrax tests will be determined on an annual basis, based on the USPS fiscal year of October 1 through September 30. We have received notice that expected test purchases for fiscal 2008 will be approximately two million cartridges.

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

Centers for Disease Control and Prevention.  In December 2006, we entered into a contract with the Centers for Disease Control and Prevention (“CDC”) for the first two phases of a five phase program for the development of a new Point-of-Care in vitro diagnostic product that tests for influenza viruses A and B, and H5N1, providing general clinical utility for seasonal flu diagnosis in addition to its application in the case of an avian flu pandemic. Under the first two phases of the program, we were responsible to develop a pre-clinical development plan, a clinical development and a regulatory plan. In September 2007, the contract was terminated.

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

We received ISO 13485:1996 certification in February 2003. In 2006 we received ISO 13485:2003 certification that includes CADMAS for European and Canadian product distribution. Our facility was inspected by the FDA during 2007 and found to be in compliance with Quality System Regulations.

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

Several companies provide instruments and reagents for DNA amplification or detection. ABI and F. Hoffman-La Roche Ltd (“Roche”) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Siemens, Third Wave Technologies and bioMerieux, offer molecular tests.

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

GOVERNMENT REGULATION

In the Clinical Molecular Diagnostic market, our products are generally regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to four months from submission but can take longer.

To date, we have received FDA clearance on Smart GBS, Xpert GBS, Xpert EV and Xpert MRSA. In addition, we have CE IVD-marked products for sale in Europe for Xpert BCR/ABL, Xpert GBS, Xpert EV, Xpert MRSA Xpert MRSA/SA-BC and Xpert MRSA/SA-SSTI on the GeneXpert system. We also have CE IVD-marked products for Smart GBS, EBV, CMV and VZV on the SmartCycler system. We have CE IVD marked the SmartCycler system and GeneXpert system for IVD use in EU countries.

For the Industrial and Biothreat markets, some of our products may not need FDA or other regulatory approval; however, all of our products will be produced under ISO 13485 and Quality System Regulations.

INTELLECTUAL PROPERTY

We integrate capabilities in systems design, development, production and DNA amplification technologies, along with design, development and manufacture of primers, probes, dyes, quenchers and other individual reagent components. We have and are continuing to develop our own proprietary intellectual property along with licensing specific third-party technologies. We currently have, either through assignment or exclusive license, 41 issued and allowed US patents along with 36 pending US patent applications. These do not include international counterparts.

Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that includes technologies that we license. We have patents covering technologies of our own and have licensed technologies from others. Our pending patent applications may lack priority over applications submitted by third parties or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

In July 2004, we entered into an agreement with Roche that provides us with rights under a broad range of Roche patents, which include patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets.

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

In September 2006, we entered in a sublicense agreement with Abbott Laboratories (“Abbott”), pursuant to which Abbott granted us a non-exclusive, world-wide, non-transferable right to Abbott’s exclusive license to certain patents from the Baylor College of Medicine. Under the sublicense agreement, we will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as multiple genomic DNA amplification for deletion detection. In September 2006, we also entered into a license agreement with Abbott, pursuant to which Abbott granted us a non-exclusive, world-wide, non-transferable right to a certain Abbott patent. Under the license agreement, we will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as detection of cervical chlamydia trachomatis infection.

In January 2007, we entered into a sublicense agreement with bioMerieux SA, pursuant to which bioMerieux SA granted us a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of MRSA. The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux SA with the right for bioMerieux SA to sub-license. Under the sublicense agreement, and subject to certain limitations set forth therein, we will be able to use the licensed rights to develop and sell products for use with our GeneXpert and SmartCycler systems.

We intend to actively pursue acquisitions of additional molecular markers and/or complementary products, technologies or companies in the fields of oncology, infectious diseases and other fields appropriate for molecular diagnostics. Under this program, we made our first significant technology acquisition during 2006 in the emerging field of micro RNA technology. Based on this acquisition, we currently have over 600 micro RNA targets under evaluation, and an additional 1,400 candidates are under investigation. These targets are expected to lead to specific potential test opportunities in the cancer and infectious disease areas.

EMPLOYEES

As of December 31, 2007, we had 473 full-time equivalent and contract employees worldwide. At December 31, 2007 none of our employees were represented by a labor union. Many of our employees in Sweden are under a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of February 15, 2008 appear below: Our former Senior Vice President and Chief Financial Officer, John R. Sluis, retired on December 31, 2007. We entered into a separation and consulting agreement with Mr. Sluis, pursuant to which he will provide us with consulting services on a part-time basis until December 31, 2008. On February 6, 2008, we entered into an employment agreement with our new Senior Vice President, Finance and Chief Financial Officer, Andrew D. Miller, who we expect to begin employment with us on or about April 14, 2008.

The following table and discussion set forth certain information with regard to our current executive officers.

Name	Age	Position

John L. Bishop	63	Chief Executive Officer and Director
Peter J. Dailey, Ph.D.	54	Senior Vice President, Research and Development
Russel K. Enns, Ph.D.	59	Senior Vice President, Regulatory and Clinical Affairs, Quality System and Reimbursement
Robert J. Koska	50	Senior Vice President, Worldwide Commercial Operations
David H. Persing, M.D., Ph.D	52	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	62	Executive Vice President, Operations
Joseph H. Smith	63	Senior Vice President, General Counsel and Secretary

John L. Bishop.  Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002. Mr. Bishop served as President and a director of Vysis, a genomic disease management company, from 1993 to 2002 and as Chief Executive Officer from 1996 to March 2002. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc. From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation.

Peter J. Dailey, Ph.D.  Dr. Dailey joined us as Vice President, Research and Development in June 2006 and now serves as our Senior Vice President, Research and Development. Most recently, Dr. Dailey was the Senior Director of the Department of Infectious Disease in Discovery Research at Roche Molecular Systems, Inc. He is a microbiologist and virologist by training and has worked in the field of diagnostic microbiology for the last 25 years. Dr. Dailey worked as a Public Health Microbiologist at the California State Dept. of Health’s Viral & Rickettsial Disease Laboratory in Berkeley, California in the 1980s on the development of diagnostic assays for HIV and HTLV. He also worked many years as a Clinical Laboratory microbiologist in medical centers, hospitals, and reference laboratories. Beginning in 1990, he was employed at Chiron Diagnostics (now Bayer Diagnostics) working on the research, development, and application of nucleic acid probe assays, in particular viral load assays for HCV, HIV, and SIV. He has served as a subcommittee member on the National Committee for Clinical Laboratory Standards committee revising Guidelines for Molecular Diagnostic Methods for Infectious Diseases and has authored or co-authored more than 35 peer-reviewed papers as well as several book chapters and reviews on infectious disease nucleic acid diagnostic assays.

Russel K. Enns, Ph.D.  Dr. Enns joined us as Senior Vice President, Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement in June 2003. Prior to joining Cepheid, Dr. Enns was Divisional Vice

President for Regulatory and Clinical Affairs, Quality Systems, and Medical Reimbursement at Vysis, Inc., a genomic disease management company that was acquired by Abbott Laboratories, from 1995 to April 2003. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development Clinical Programs and Technical Affairs at GenProbe, Inc., a biotechnology diagnostic company, from 1984 to 1992. From 1979 to 1984, Dr. Enns was the Director of Cell Biology at Alpha Therapeutics Corporation, and from 1975 to 1979 he was a Senior Biochemist at Monsanto Corporation. He received his Ph.D. in Biochemistry from University of California at Davis in 1976. Dr. Enns is a charter member and past chair of the CLSI (formerly NCCLS) Area Committee on Molecular Methods, and he is currently a member of the CLSI Board of Directors.

Robert J. Koska.  Mr. Koska joined us in February 2005 and since September 2007 has served as our Senior Vice President, Worldwide Commercial Operations. Prior to joining Cepheid, Mr. Koska held various positions with Vysis, Inc. and subsequently Abbott Laboratories since 1996. Mr. Koska’s work experience includes Divisional Vice President, Vysis U.S. and Canadian Sales at Abbott Molecular Diagnostics, and Senior Vice President Worldwide Sales & Marketing, Vysis prior to the Abbott acquisition. Mr. Koska further previously held progressive positions of increased responsibility in sales and marketing at DIFCO Laboratories, Inc., Bristol Myers Genetic Systems Corporation, and Johnson and Johnson’s Ortho Diagnostic Systems, Inc. Mr. Koska has an MBA, Marketing Emphasis, from the University of Michigan, Ann Arbor, MI, and a BS degree in Medical Technology from Wayne State University, Detroit, MI.

David H. Persing, M.D., Ph.D.  Dr. Persing first joined us as a director in May 2004, and became our Executive Vice President and Chief Medical and Technology Officer in August 2005. Dr. Persing was previously Senior Vice President and Chief Scientific Officer at Corixa Corporation, a Seattle-based biotechnology company, until their acquisition by GlaxoSmithkline from 1999 to July 2005. From 1990 to 1999 he was a member of the Clinical and Research Faculty of the Mayo Clinic in Rochester, Minnesota where he researched programs on hepatitis viruses and tick-borne infections. In 1992 he founded and directed the Molecular Microbiology Laboratory at Mayo Clinic. He has authored over 240 peer-reviewed articles and served as Editor in Chief for three textbooks on Molecular Diagnostics, the most recent of which was published by ASM press in December 2004. Dr. Persing currently serves as a director of Monogram Biosciences, Inc.

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

The charters of our Audit Committee, our Compensation Committee and our Nominating/Governance Committee, are available on the Investor Relations section of our website under “Corporate Governance”. Also available on that section of our website is our Code of Business Conduct and Ethics, which we expect every employee, officer, director, staffing agency worker and consultant to read, understand and abide by. This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $13.6 million in 2005, $26.0 million in 2006 and $21.4 million in 2007. As of December 31, 2007, we had an accumulated deficit of approximately $154.9 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on the SmartCycler and GeneXpert systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our Xpert GBS, Xpert EV and Xpert MRSA tests, these products may not continue to achieve commercial success. Many factors may affect the market acceptance and commercial success of our products, including:

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

In the Clinical Molecular Diagnostic market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy, and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our SmartCycler and GeneXpert systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.

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

Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington and Bromma, Sweden, where we assemble and produce the SmartCycler and GeneXpert systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the State of California and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

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

We face intense competition from a number of companies that offer products in our target markets. These competitors include:

•	healthcare companies that manufacture laboratory-based tests and analyzers;

•	companies developing and marketing sequence detection systems for industrial research products;

•	diagnostic and pharmaceutical companies;

•	companies developing drug discovery technologies; and

•	companies developing or offering biothreat detection technologies.

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

We have a relatively small sales force compared to our competitors. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

The United States Government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third party if we fail to achieve practical application of the intellectual property.

Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which shall be exclusive under any of such inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize such inventions in a particular field of use; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”), and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our workers’ compensation insurance. We may not be able to maintain insurance on acceptable terms, if at all.

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

We may need to engage in additional equity or debt financing to support business growth and respond to business challenges, which include the need to develop new products or enhance existing products, conduct clinical trials, enhance our operating infrastructure and acquire complementary businesses and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock and may include rights, preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Compliance with regulations governing public company corporate governance and reporting is complex and expensive.

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ Global Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our implementation of these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs.

Our business could be harmed by adverse economic conditions in our target markets or reduced spending in our industry.

Our business depends on the overall demand in our industry. The markets we serve are emerging and the purchase of our products can be discretionary. Weak economic conditions in our target markets, or a reduction in spending in our industry even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including lower prices for our products and reduced unit sales.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In Sunnyvale, California, the base for our manufacturing, product support and research and development efforts, we lease approximately 76,000 square feet of office and laboratory space pursuant to a lease that expires in March 2012, sublease approximately 25,100 square feet of office and manufacturing space pursuant to a sublease that expires in September 2009. We also sublease 21,750 square feet to support warehousing and distribution efforts pursuant to a sublease that expires in September 2010. In Bothell, Washington we sublease approximately 16,000 square feet of laboratory space for advanced chemistry research and development pursuant to a sublease that expires in August 2011. Outside of Toulouse, France we own an 18,800 square-foot building and lease approximately 2,300 square feet of office space pursuant to a lease that expires in December 2008. In Bromma, Sweden we lease approximately 45,200 square feet of office and manufacturing space pursuant to a lease that expires in December 2009 and lease approximately 1,800 square feet of office space that expires in September 2011. We believe we will be able to obtain additional facilities space on commercially-reasonable terms, if and when they are required.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of 2007.

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

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market since our initial public offering on June 21, 2000 under the symbol CPHD. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Market, were as follows:

	High	Low

Fiscal year ended December 31, 2007
First Quarter	$12.27	$7.40
Second Quarter	14.92	10.66
Third Quarter	23.41	14.05
Fourth Quarter	27.91	19.13
Fiscal year ended December 31, 2006
First Quarter	$10.70	$8.25
Second Quarter	10.20	8.39
Third Quarter	9.82	6.50
Fourth Quarter	10.00	6.65

On February 15, 2008, the last reported sale price of our common stock on the NASDAQ Global Market was $31.33 per share. On February 15, 2008, there were approximately 170 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our common stock.

Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to	Weighted	Issuances
	be Issued	Average	under Equity
	upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)(3)	8,904,662	$8.48	1,643,568
Equity compensation plans not approved by security holders	—	—	—

Total	8,904,662	$8.48	1,643,568

(1)	The number of securities remaining available for future issuance in column (c) includes 155,489 shares of common stock authorized and available for issuance under our Employee Stock Purchase Plan (“ESPP”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or a lesser amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of December 31, 2007.

(2)	We issue securities under our 2006 Equity Incentive Plan (“2006 Plan”) in forms other than options, warrants or rights. We may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. Under the 2006 Plan, non-employee directors are automatically granted options to purchase 25,000 shares of common stock upon initial election or appointment to the Board. On the date of the first Board meeting following each annual shareholder meeting each non-employee director then in office for longer than six months will automatically be granted options to purchase 12,500 shares of common stock. The Board may also make discretionary grants to purchase common stock to any non-employee director. Under the terms of our 2006 Plan, each award other than a stock option or stock appreciation right will reduce the number of shares remaining available for future issuance in column (c) by 1.6 shares for each share subject to such award.

(3)	We have made awards of restricted stock under our 2006 Plan in forms which do not require a payment by the recipient to us at the time of exercise or vesting. Accordingly, the weighted average exercise price in column (b) does not take these awards into consideration.

STOCK PRICE PERFORMANCE GRAPH

The following graph is furnished to, but not filed with, the Securities and Exchange Commission and shows the total shareholder return of an investment of $100 in cash on December 31, 2002, through December 31, 2007, the last date of trading of fiscal 2007 for (1) Cepheid’s common stock, (2) the NASDAQ Biotechnology Index and the NASDAQ Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of Cepheid’s common stock. Shareholder returns over the indicated period are based on historical data and are not necessarily indicative of future shareholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/02)

Total Return Analysis

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/20065	12/31/2007

Cepheid	$100.00	$187.92	$194.98	172.22	$166.73	$516.87

Nasdaq Biotechnology	$100.00	$145.75	154.68	$159.06	$160.69	$168.05

Nasdaq Composite	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Product sales	$116,532	$82,403	$80,440	$49,967	$15,817
Contract revenues	8,554	3,913	3,062	2,967	638
Grants and government sponsored research revenue	4,387	1,036	1,508	34	2,079

Total revenues	129,473	87,352	85,010	52,968	18,534

Costs and operating expenses:
Cost of product sales(1)	69,174	48,800	46,232	27,541	8,628
Collaboration profit sharing	12,256	14,974	14,483	6,096	262
Research and development(1)	31,449	23,886	18,961	15,903	15,330
In-process research and development	—	139	—	—	—
Selling, general and administrative(1)	41,081	26,470	18,901	16,134	11,872
Expense for patent related matter	—	3,350	—	1,264	—

Total costs and operating expenses	153,960	117,619	98,577	66,938	36,092

Loss from operations	(24,487)	(30,267)	(13,567)	(13,970)	(17,558)
Other income (expenses):
Interest income	2,731	4,402	1,413	675	60
Interest expense	(22)	(367)	(1,082)	(693)	(179)
Foreign currency exchange gain (loss) and other	568	247	(358)	188	146

Other income (expense), net	3,277	4,282	(27)	170	27

Net loss, before income tax expense	(21,210)	(25,985)	(13,594)	(13,800)	(17,531)
Income tax expense	(213)	—	—	—	—

Net loss	$(21,423)	$(25,985)	$(13,594)	$(13,800)	$(17,531)

Basic and diluted net loss per common share	$(0.39)	$(0.50)	$(0.32)	$(0.34)	$(0.53)

Shares used in computing basic and diluted net loss per share	55,263	52,325	42,494	41,083	33,367

(1) Amounts reported include stock-based compensation cost as follows:

Cost of product sales	$794	$584	$—	$—	$—
Research and development	4,294	2,839	—	16	68
Selling, general and administrative	6,032	3,907	—	—	31

	$11,120	$7,330	$—	$16	$99

In February 2007, we acquired Sangtec Molecular Diagnostics AB (“Sangtec”). The consolidated statements of operations data above and the following consolidated balance sheet data include the balance sheet of Sangtec as of December 31, 2007 and the results of its operations subsequent to the February 14, 2007 acquisition date. See Note 7 — Acquisitions to the consolidated financial statements appearing in Item 15 to this annual report.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$44,026	$94,936	$37,222	$57,439	$18,510
Restricted cash	661	661	661	688	688
Working capital	56,109	90,362	19,561	45,217	21,839
Total assets	165,245	167,661	103,188	120,315	41,558
Long-term obligations	2	44	2,439	14,165	1,978
Accumulated deficit	(154,909)	(133,486)	(107,501)	(93,907)	(80,107)
Total shareholders’ equity	126,935	132,706	55,403	65,609	20,075

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our two principal instrument platforms are our SmartCycler and GeneXpert systems. The SmartCycler system, integrates DNA amplification and detection to allow rapid analysis of a sample. The GeneXpert system integrates automated sample preparation with our SmartCycler DNA amplification and detection technology and is a closed, self-contained, fully-integrated and automated system.

Licenses and Strategic Relationships

In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux in which bioMerieux is to develop DNA testing products using their proprietary Nucleic Acid Sequence-Based Amplification technology to be run on systems employing our GeneXpert systems. Under the agreement, bioMerieux has paid us a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. We may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales if any such products are introduced under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years.

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

In December 2006, we entered into a contract with the Centers for Disease Control and Prevention (“CDC”) for the first two phases of a five phase program for the development of a new Point-of-Care in vitro diagnostic product that tests for influenza viruses A and B, and H5N1, providing general clinical utility for seasonal flu diagnosis in addition to its application in the case of an avian flu pandemic. Under the first two phases of the program, we were responsible for developing a pre-clinical development plan, a clinical development and a regulatory plan. In September 2007, the contract was terminated.

In January 2007, we entered into two agreements with bioMerieux SA a sublicense agreement and a collaboration agreement. Pursuant to the sublicense agreement, bioMerieux SA granted us a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of methicillin resistant staphylococcus aureus (“MRSA”). We will be able to use the licensed rights to develop and sell products for use in connection with our GeneXpert and SmartCycler platforms. In exchange for such rights, we agreed to pay an initial license fee of approximately $4.0 million and quarterly royalties based on net product sales during the term of the sublicense agreement. The collaboration agreement is for the development, production and marketing of a line of sepsis and hospital acquired pneumonia products, based upon our real-time PCR technologies. Both companies will jointly develop the products. We will exclusively manufacture these Cepheid products at an agreed upon price for bioMerieux SA, who will market and distribute the products on an exclusive worldwide basis.

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

In November 2007, we signed a group purchasing contract with Broadlane, Inc., a leading supply chain services company serving more than 20,000 acute care hospitals, ambulatory care facilities, physicians’ practices and other healthcare providers throughout the United States. Under the terms of the contract, Broadlane, Inc. customers can take advantage of our molecular diagnostic instruments, reagents and services for our GeneXpert system and Xpert line of tests, including Xpert MRSA.

Acquisitions

In August 2006, we, through our wholly owned French subsidiary, Cepheid SA, purchased 100% of the stock of Actigenics SA (“Actigenics”), a French micro RNA research and services company. The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”); accordingly, the results of Actigenics operations have been included in our consolidated results of operations from the date of acquisition. The purchase amount paid was $1.2 million in cash, of which 10% was retained for a period of one year from the purchase date as security for the seller’s indemnification obligations. In addition, Cepheid assumed approximately $0.7 million of liabilities, offset by approximately $0.2 million of assets. The marker technology and discovery and validation technology acquired in this acquisition will be amortized on a straight-line basis over ten and six year periods, respectively. Immediately subsequent to the acquisition date, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an interpretation of FASB Statement No. 2”, $0.1 million of in-process research and development intangible assets with no alternative future uses were written off.

In February 2007, we completed the purchase of 100% of the outstanding stock of Sangtec Molecular Diagnostics AB (“Sangtec”), a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec is a PCR molecular diagnostics company that develops and manufactures products for standardized nucleic acid testing of infectious diseases. The acquisition will allow us to provide a line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand our clinical test products, and a reagent manufacturing base in Europe. Subsequent to the acquisition, Sangtec’s name was changed to Cepheid AB. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141; accordingly, the results of Cepheid AB operations have been included in our consolidated results of operations from the date of acquisition. The purchase price of the acquisition was approximately $27.5 million, including $26.7 million cash (net of cash acquired) and $0.8 million direct acquisition costs.

Sales Channels

We sell our products both direct and through other distribution channels. In the United States, we sell through our direct sales force in the Clinical Molecular Diagnostic and Industrial markets, as well as through non-exclusive distributors in the Industrial market. Additional sales occur through our arrangements with BD-GeneOhm and Veridex. In Europe, our products are sold direct and through distributors. In Japan and other parts of the world, we sell solely through distributors. Through our French subsidiary, Cepheid SA, additional distributors have been established in Europe, the Middle East, Western Asia and Africa. We expect to continue expanding our sales efforts into other territories throughout the world.

Research and Development

Since our inception, we have devoted significant resources to research and development, particularly in developing the technologies for our SmartCycler and GeneXpert systems and, more recently, developing tests and ASRs for use on those systems. Research and development expenses were approximately $19.0 million in 2005, $23.9 million in 2006 and $31.4 million in 2007. We expect that our research and development expenses in 2008 will increase in line with our contract and collaborator revenues and as we complete clinical trials for our MRSA/SA products, Factors II and V, C. difficile and VRE tests and continue research on other tests.

Revenues

Currently, we derive our revenues primarily from the sales of our two instrument systems and associated reagents and disposables in the Clinical Molecular Diagnostic, Industrial, and Biothreat markets, and to a lesser extent from contract and government sponsored research.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets and goodwill, inventory valuation, warranty accrual and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets and goodwill, and the calculation of our inventory valuation adjustments, warranty accrual, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Determining whether the criteria for recognizing revenue have been met, including, for example, determining whether there is sufficient evidence that an arrangement exists, the collectibility of billings are reasonably assured and whether contractual performance obligations and milestones have been satisfied, requires us to make estimates, assumptions and judgments that affect our operating results. For example, our determination of the probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports, as well as approvals from government agencies and availability of budgets. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

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

Service revenue is recognized when the services have been provided.

Impairment of Intangible Assets and Goodwill

Our intangible assets consist primarily of rights to certain patented technologies that we purchased. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis except for intangible assets acquired in the acquisition of Sangtec, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the consolidated statements of operations.

We review our intangible assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. There were no impairment charges recorded in the three year period ended December 31, 2007.

We annually review our goodwill for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. If our fair value exceeds our net book value including goodwill, then goodwill is not considered impaired. The initial step is to compare our fair value as determined by our market capitalization to our net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, we would estimate expected future cash flows of our business, which operates in a number of markets and geographical regions. We would then determine the carrying value of our business and compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. At December 31, 2007, we compared our market value to our net book value and determined that goodwill was not impaired as the fair value exceeded the net book value.

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

We warrant our instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2007 and 2006, the accrued warranty liability was $0.5 million and $0.3 million, respectively.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R). Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize the fair value of our stock option awards as compensation expense over the requisite service period of each award, which is generally four years. Compensation expense related to stock options granted prior to January 1, 2006 is accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS 123.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under our plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the consolidated financial statements for periods prior to the adoption of SFAS 123(R).

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

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)

Revenues:
Instrument sales	$47,739	$22,737	110%
Reagent and disposable sales	68,793	59,666	15%

Total product sales	116,532	82,403	41%
Contract revenues	8,554	3,913	119%
Grant and government sponsored research revenue	4,387	1,036	323%

Total Revenues	$129,473	$87,352	48%

Product Sales

We operate in three market areas:  Clinical Molecular Diagnostic, Industrial and Biothreat markets. The following table illustrates product sales in the three market areas as a percentage of total product sales:

	Years Ended December 31,
	2007	2006
	(As a % of total product sales)

Product sales by market:
Clinical Molecular Diagnostic	52%	24%
Biothreat	35%	58%
Industrial	13%	18%

Total Product Sales	100%	100%

Total product sales increased 41% to $116.5 million in 2007 from $82.4 million in 2006. The increase in instrument sales was primarily due to an increase of $18.6 million of GeneXpert systems sales and $5.3 million Smart Cycler system sales. Instrument sales in Europe increased $5.9 million. The increase in reagent and disposable sales was primarily due to sales of $10.6 million of FDA-approved GeneXpert disposable tests and from $7.1 million sales by Cepheid AB. Such increases were partially offset by reduced anthrax test cartridge sales of $7.5 million to Northrop Grumman/USPS in the Biothreat market. Product sales to Northrop Grumman/USPS represented 36% and 59% of our total product sales in 2007 and 2006, respectively. The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2007	2006
	(As a % of total product sales)

Product Sales by Geographic Regions:
North America	80%	88%
Europe	19%	10%
Japan and other	1%	2%

Total Product Sales	100%	100%

The change in product sales by geographic regions in 2007 compared to 2006 was primarily due to increases in both instrument and reagent and disposable sales in the European Clinical Molecular Diagnostic market.

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Contract Revenues

Contract revenues were $8.6 million in 2007 and $3.9 million in 2006 and include $1.9 million related to the amortization of license fees in conjunction with our collaboration agreement with bioMerieux, Inc., which are being recognized ratably over the period of approximately five years, which represents the estimated period of our continuing involvement under this agreement. The increase in revenues was primarily due to collaboration agreements which began in the second half of 2006.

Grants and Government Sponsored Research Revenue

Grants and government sponsored research revenue increased to $4.4 million in 2007 from $1.0 million in 2006. The revenue in 2007 was derived from programs with the Centers for Disease Control and Prevention (“CDC”) and National Institutes of Health, revenues from which started in the first quarter of 2007. Such revenue increase was partially offset by decreased revenue from the completion of the National Cancer Institute program in

2006. Revenue derived from the program with the CDC, which terminated in September 2007, was $2.9 million in 2007 and $0.1 million in 2006.

Costs and Operating Expenses

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)

Costs and operating expenses:
Cost of product sales	$69,174	$48,800	42%
Collaboration profit sharing	12,256	14,974	(18)%
Research and development	31,449	23,886	32%
In-process research and development	—	139	(100)%
Selling, general and administrative	41,081	26,470	55%
Expense for patent related matter	—	3,350	(100)%

Total costs and operating expenses	$153,960	$117,619	31%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec and Actigenics. As a result of the increased product sales discussed above, cost of product sales increased 42% to $69.2 million in 2007 compared to $48.8 million in 2006. Our product gross margin was 41% in 2007 and 2006. The manufacturing efficiencies achieved in 2007 were offset primarily by increased expense related to amortization of intangible assets associated with the acquisition of Sangtec in 2007 and by stock-based compensation expense.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI under our collaboration agreement to develop reagents for use in the USPS BDS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing was $12.3 million and $15.0 million in 2007 and 2006, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 32% to $31.4 million in 2007 from $23.9 million in 2006. The increase in research and development expenses of $7.6 million was primarily due to a $4.5 million increase in salaries and employee-related expenses, including an increase of $1.3 million in stock-based compensation, resulting from our operational expansion in Europe and the United States, a $1.3 million increase in facility related costs and depreciation expense, a $0.6 million in direct material related costs, a $0.3 million increase in consulting costs, and a $0.3 million increase in travel related expenses. The increase in 2007 also reflects expansion in our contract, grants and government sponsored research activities and the impact of the Sangtec acquisition in 2007.

In-process Research and Development

In-process research and development of $0.1 million in 2006 represents the write-off of research and development intangible assets acquired in the acquisition of Actigenics in August 2006 that had no alternative future uses. No related expense was incurred in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related expenses, including stock-based compensation, travel, facility, legal, accounting and other professional fees. Selling, general and administrative expenses increased 55% to $41.1 million in 2007 from $26.5 million in 2006. The increase of $13.4 million was primarily due to a $9.0 million increase in salaries and employee-related expenses. Such increase reflects a 40% increase in headcount, partially from the acquisition of Sangtec, an increase in sales commissions of $2.6 million due to greater commission-based sales, and an increase of $2.0 million in stock-based compensation. Other increases included $2.4 million in legal, accounting, and other professional consulting expenses, $0.7 million in travel related expenses, and $0.9 million in facility related costs and depreciation expense. In December 2007, we entered into a separation and consulting agreement with our former Chief Financial Officer, pursuant to which he will provide us with consulting services on a part-time basis until December 31, 2008, and will receive compensation equal to his 2007 base salary and continue to vest in outstanding options to purchase common stock. As a result of this agreement, in 2007 we recorded salary and employee related expenses of $0.3 million and stock-based compensation of $0.8 million, both of which are included in the explanation of 2007 increases.

Expense for Patent-related Matter

On January 2, 2007, we entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain Cepheid and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective product lines and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, we made a payment of $3.35 million to Idaho Technology in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although we believed we would not be held liable for infringement had the issue ultimately gone to litigation, we came to the conclusion to settle the litigation. We made the Settlement Agreement and payment to avoid incurring significant legal costs to defend our case. Our belief that we did not infringe Idaho Technology’s patents was based on our detailed legal analysis by outside counsel that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that we did not believe there to be any validity to the patent infringement case, we did not ascribe any value to future product sales and recorded the whole amount as fiscal 2006 expense.

Other Income (Expense), Net

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)

Other income (expenses), net:
Interest income	$2,731	$4,402	(38)%
Interest expense	(22)	(367)	(94)%
Foreign currency gain and other	568	247	130%

Total other income (expenses), net	$3,277	$4,282	(23)%

Interest income decreased to $2.7 million in 2007 from $4.4 million in 2006. The decrease was primarily due to the redemption of marketable securities in the first quarter of 2007, the proceeds from which were used to acquire Sangtec. The decrease in interest expense of $0.3 million was primarily due to repayment of the line of credit during the first quarter of 2006. Foreign currency gain and other increased by $0.3 million primarily as a result of the weakening of the U.S. Dollar during 2007.

Income Taxes

We have recorded no U.S. federal or state income tax provision for any period as we have incurred operating losses in all periods. Income tax expense of $0.2 million in 2007 represents current foreign income taxes related to our French subsidiary. As of December 31, 2007 and 2006, we had deferred tax assets of approximately $63.2 million and $60.0 million, respectively, which were offset by a valuation allowance of $59.9 million and $60.0 million, respectively. We also had a deferred tax liability of $3.3 million as of December 31, 2007. As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $124.8 million, which expire in the years 2011 through 2027, and federal research and development tax credits of approximately $4.1 million, which expire in the years 2012 through 2026. As of December 31, 2007, we had net operating loss carryforwards for state income tax purposes of approximately $47.2 million, which expire in the years 2011 through 2017, and state research and development tax credits of approximately $2.9 million, which have no expiration date.

Utilization of our net operating loss may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss before utilization.

Undistributed earnings of our foreign subsidiaries of approximately $1.4 million and $0.5 million at December 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both federal income taxes, subject to an adjustment for foreign income tax credit, and withholding taxes payable to various foreign countries. The distribution of such foreign earnings to the U.S. parent would have no U.S. tax impact as the net operating loss carryforwards exceed the undistributed earnings.

Comparison of Years Ended December 31, 2006 and 2005

Revenues

	Years Ended December 31,
	2006	2005	% Change
	(Amounts in thousands)

Revenues:
Instrument sales	$22,737	$28,263	(20)%
Reagent and disposable sales	59,666	52,177	14%

Total product sales	82,403	80,440	2%
Contract revenues	3,913	3,062	28%
Grants and government sponsored research revenue	1,036	1,508	(31)%

Total Revenues	$87,352	$85,010	3%

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

Grants and Government Sponsored Research Revenue

Grants and government sponsored research revenue decreased to $1.0 million in 2006 from $1.5 million in 2005. The 2006 revenue was derived principally from programs with the National Cancer Institute and National Institutes of Health. The decrease in revenue in 2006 as compared to 2005 is primarily due to reductions from Northrop Grumman which has a contract with the Homeland Security Advanced Research Project Agency and from the National Cancer Institute.

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

Research and Development Expenses

Research and development expenses increased 26% to $23.9 million in 2006 from $19.0 million in 2005. Research and development expenses in 2006 included $2.8 million of stock-based compensation expense, whereas there was no such expense for 2005. The increase in research and development expenses resulted primarily from a $3.7 million increase in salaries and employee-related expenses, including stock compensation expense, a $0.1 million increase in outside engineering and other consulting services, a $0.6 million increase in clinical trial costs, and a $0.5 million increase in occupancy costs and supplies. The increase in clinical trial costs is associated with our GBS, EV, MRSA and BCR/ABL products.

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

Expense for Patent-related Matter

As discussed above in the comparison of the years ended December 31, 2007 and 2006, we recorded an expense of $3.35 million for patent-related matters in 2006. There was no related expense in 2005.

Other Income (Expense), Net

	Years Ended December 31,
	2006	2005	% Change
	(Amounts in thousands)

Other income (expenses), net:
Interest income	$4,402	$1,413	212%
Interest expense	(367)	(1,082)	(66)%
Foreign currency exchange gain (loss)	195	(358)	(154)%
Other income (expenses), net	52	—	N/A

Total other income (expenses), net	$4,282	$(27)	(15,959)%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of December 31, 2007, we had $44.0 million in cash and cash equivalents and marketable securities. Our total cash and marketable securities used in the year ended December 31, 2007 was $50.9 million, which consisted primarily of $14.7 million used for operating activities, $27.6 million for the acquisition of Sangtec and Actigenics, $7.1 million used for capital expenditures and $4.9 million for purchases of technology licenses and intangible assets, offset by $3.3 million provided by financing activities. We maintain our portfolio of cash equivalents and marketable securities in short-term commercial paper, auction rate securities and money market funds in order to minimize market risk and preserve principal. In February 2008, we had $25.0 million invested in auction rate securities, of which $20.5 million in principal amount failed to settle at auction in February 2008. We continue to earn interest on the investments that failed to settle at auction at the maximum contractual rate. The next auctions for these securities are scheduled to occur in March 2008. As of December 31, 2007, the carrying value of these investments was equal to the fair value based on successful auctions preceding and subsequent to year end. All of our auction rate securities continue to carry at least a AAA rating by one of the rating agencies. Approximately $20.7 million of principal amount of auction rate securities owned by us are either backed by federal student loans, which are guaranteed by the Federal Family Educational Loan Program (“FFELP”), or are insured.

Net cash used in operating activities was $14.7 million, $11.7 million and $5.7 million in 2007, 2006 and 2005, respectively. In 2007, net cash used in operating activities primarily consisted of a $21.4 million net loss, which was partially offset by $9.8 million of depreciation expense and amortization of intangible assets and $11.1 million of stock based compensation. In addition, the decrease of $14.4 million attributable to changes in operating assets and liabilities consisted primarily of increases in receivables of $4.6 million, inventory of $11.3 million, prepaid expenses of $0.9 million, payments of $3.4 million for patent-related matters and $0.8 million of deferred revenue, which were partially offset by increases $6.1 million in accounts payable, other current liabilities and accrued compensation, $0.2 million in income taxes payable and $0.2 million in other non-current assets. In 2006, net cash used in operating activities primarily consisted of $26.0 million net loss, which was partially offset by $7.6 million of depreciation expense and amortization of intangible assets and $7.3 million of stock based compensation. In addition, the decrease in operating assets and liabilities of $1.1 million consisted primarily of $3.4 million for accrued expense for patent-related matter, which was offset by $4.4 million principally related to inventory, accounts receivable, deferred revenue and accounts payable and other accrued liabilities. In 2005, net cash used in operating activities primarily consisted of $13.6 million net loss, which was partially offset by $6.0 million of depreciation expense and amortization of intangible assets. In addition, the increase in operating assets and liabilities of $1.2 million consisted primarily of $4.5 million for accounts payable and other accrued liabilities, which were offset by $3.3 million principally related to inventory and deferred revenue.

Net cash provided by (used in) investing activities was $10.5 million, ($74.9) million and ($5.6) million in 2007, 2006 and 2005, respectively. In 2007, net cash provided by investing activities consisted of $50.2 million net marketable securities sold, which was partially offset by $27.6 million used to acquire Sangtec and Actigenics, $4.9 million used for technology licenses and $7.1 million in capital expenditures. In 2006, net cash used in investing activities consisted of $56.6 million net purchases of marketable securities, $1.0 million to acquire Actigenics, and $5.9 million in capital expenditures and $11.3 million for technology licenses. In 2005, net cash used in investing activities consisted of $6.7 million in capital expenditures, $12.0 million for technology licenses offset by $13.1 million in net marketable securities activities.

Net cash provided by financing activities was $3.3 million, $87.7 million and $4.1 million in 2007, 2006 and 2005, respectively. In 2007, cash provided by financing activities consisted of $3.7 million in net proceeds from the sale of common stock under our employee equity incentive plans that was partially offset by repayments of

$0.4 million on our equipment and other loans. In 2006, cash provided by financing activities consisted of $95.8 million in net proceeds from the sale of common stock. This was partially offset by repayments of $8.1 million on our equipment loans and line of credit. In 2005, cash provided by financing activities was $3.2 million from sales of common stock, $3.0 million in borrowings under our equipment financing arrangements offset by payments of $2.1 million under our equipment financing arrangements.

Contractual Obligations

As of December 31, 2007, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

	Payments Due by Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years

Operating Leases	$10,304	$2,963	$5,043	$2,298	—
Notes payable	4	2	2	—	—
Purchase Obligations	11,559	4,135	7,424	—	—
Minimum Royalties	9,885	891	1,821	1,876	5,297

	$31,752	$7,991	$14,290	$4,174	$5,297

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

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development, and to support our working capital needs. We expect to spend approximately $16 million for capital equipment in 2008. We expect to have positive cash flow from operations for the year 2008.

In the future, we may seek additional funds to support our strategic business needs and may seek to raise such additional funds through private or public sales of equity, debt or convertible securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in taxable auction variable rate notes and money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K. As described above, we had $25.0 million invested in auction rate securities, of which $20.5 million in principal amount failed to settle at auction in February 2008. All of our auction rate securities continue to carry at least a AAA rating by one of the rating agencies. Approximately $20.7 million of principal amount of auction rate securities owned by us are either backed by federal student loans, which are guaranteed by the Federal Family Educational Loan Program (“FFELP”), or are insured.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for 2007 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the fiscal years ended December 31, 2007 and 2006, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. We did not have material exposure to foreign currency rate fluctuations. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy but will continue to monitor and evaluate our internal processes relating to foreign exchange.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto, of Cepheid and the Reports of Independent Registered Public Accounting Firm, Ernst and Young LLP, are filed as a part of this Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and acting principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cepheid AB, which was acquired on February 14, 2007 and at the date of acquisition was named Sangtec Molecular Diagnostics AB, which is included in the Company’s 2007 consolidated financial statements and constituted 0.3% and 0.6% of total net assets, respectively, as of December 31, 2007 and 5.6% and 4.0% of revenue and net loss, respectively, for the year then ended.

Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 29, 2008

/s/ John L. Bishop	/s/ Michael T. Myhre

John L. Bishop	Michael T. Myhre
Chief Executive Officer	Vice President and Corporate Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Cepheid

We have audited Cepheid’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Cepheid’s management is responsible for maintaining effective internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cepheid AB, which was acquired on February 14, 2007 and at the date of acquisition was named Sangtec Molecular Diagnostics AB, which is included in the 2007 consolidated financial statements of Cepheid and constituted 0.3% and 0.6% of total and net assets, respectively, as of December 31, 2007 and 5.6% and 4.0% of revenue and net loss for the year then ended. Our audit of internal control over financial reporting of Cepheid also did not include an evaluation of the internal control over financial reporting of Cepheid AB.

In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Cepheid changed its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cepheid’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 29, 2008

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,476	$17,186
Marketable securities	27,550	77,750
Accounts receivable, less allowance for doubtful accounts of $37 and $87 as of December 31, 2007 and 2006, respectively	21,263	15,246
Inventory	23,821	10,240
Prepaid expenses and other current assets	2,565	1,390

Total current assets	91,675	121,812
Property and equipment, net	17,174	14,097
Restricted cash	661	661
Other non-current assets	262	666
Intangible assets, net	40,629	30,425
Goodwill	14,844	—

Total assets	$165,245	$167,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,587	$8,977
Accrued compensation	8,573	3,319
Accrued royalties	6,913	3,516
Accrued collaboration profit sharing	522	3,497
Accrued other liabilities	4,740	4,107
Income tax payable	213	—
Accrued expense for patent-related matter	—	3,350
Current portion of deferred revenue	4,016	3,913
Current portion of license fees payable	—	447
Current portion of equipment financing	—	313
Current portion of note payable	2	11

Total current liabilities	35,566	31,450
Long-term portion of deferred revenue	2,054	2,663
Long-term portion of equipment financing	—	3
Long-term portion of note payable	2	41
Deferred rent	688	798

Total liabilities	38,310	34,955

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 55,611,398 and 54,950,284 shares issued and outstanding at December 31, 2007 and 2006, respectively	254,807	251,132
Additional paid-in capital	26,697	15,065
Accumulated other comprehensive income (loss)	340	(5)
Accumulated deficit	(154,909)	(133,486)

Total shareholders’ equity	126,935	132,706

Total liabilities and shareholders’ equity	$165,245	$167,661

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Instrument sales	$47,739	$22,737	$28,263
Reagent and disposable sales	68,793	59,666	52,177

Total product sales	116,532	82,403	80,440
Contract revenues	8,554	3,913	3,062
Grants and government sponsored research revenue	4,387	1,036	1,508

Total revenues	129,473	87,352	85,010

Costs and operating expenses:
Cost of product sales	69,174	48,800	46,232
Collaboration profit sharing	12,256	14,974	14,483
Research and development	31,449	23,886	18,961
In-process research and development	—	139	—
Selling, general and administrative	41,081	26,470	18,901
Expense for patent related matter	—	3,350	—

Total costs and operating expenses	153,960	117,619	98,577

Loss from operations	(24,487)	(30,267)	(13,567)
Other income (expense):
Interest income	2,731	4,402	1,413
Interest expense	(22)	(367)	(1,082)
Foreign currency exchange gain (loss) and other	568	247	(358)

Other income (expense), net	3,277	4,282	(27)

Net loss before provision for income taxes	(21,210)	(25,985)	(13,594)
Provision for income taxes	(213)	—	—

Net loss	$(21,423)	$(25,985)	$(13,594)

Basic and diluted net loss per share	$(0.39)	$(0.50)	$(0.32)

Shares used in computing basic and diluted net loss per share	55,263	52,325	42,494

See accompanying notes.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
			(In thousands)

Balance at December 31, 2004	42,048	$152,136	$7,517	$(137)	$(93,907)	$65,609
Components of comprehensive loss:
Net loss	—	—	—	—	(13,594)	(13,594)
Foreign currency translation adjustment	—	—	—	179	—	179
Net unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)

Total comprehensive loss						(13,418)

Issuance of shares of common stock under employee and director option plans	438	2,099	—	—	—	2,099
Stock-based compensation related to stock options issued to consultants	—	—	1	—	—	1
Issuance of shares of common stock under employee stock purchase plan	269	1,112	—	—	—	1,112

Balance at December 31, 2005	42,755	155,347	7,518	39	(107,501)	55,403
Components of comprehensive loss:
Net loss	—	—	—	—	(25,985)	(25,985)
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized gain on available-for-sale securities	—	—	—	5	—	5

Total comprehensive loss						(26,029)

Issuance of common shares under a follow on offering (net of issuance costs of $6,312)	11,420	91,899	—	—	—	91,899
Issuance of shares of common stock under employee and director option plans	652	2,993	—	—	—	2,993
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	7,547	—	—	7,547
Issuance of shares of common stock under employee stock purchase plan	123	893	—	—	—	893

Balance at December 31, 2006	54,950	251,132	15,065	(5)	(133,486)	132,706
Components of comprehensive loss:
Net loss	—	—	—	—	(21,423)	(21,423)
Foreign currency translation adjustment	—	—	—	345	—	345

Total comprehensive loss						(21,078)

Issuance of shares of common stock under employee and director option plans	512	2,620	—	—	—	2,620
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	11,632	—	—	11,632
Issuance of shares of common stock under employee stock purchase plan	149	1,055	—	—	—	1,055

Balance at December 31, 2007	55,611	$254,807	$26,697	$340	$(154,909)	$126,935

See accompanying notes

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(21,423)	$(25,985)	$(13,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,506	4,824	3,485
Amortization of intangible assets	4,263	2,746	2,544
Amortization of imputed interest	—	222	501
In-process technology expense	—	139	—
Amortization of prepaid compensation	302	105	—
Stock-based compensation related to employees and consulting services rendered	11,120	7,330	1
Deferred rent	(110)	63	136
Changes in operating assets and liabilities:
Accounts receivable	(4,555)	(1,237)	608
Inventory	(11,279)	(2,034)	(1,445)
Prepaid expenses and other current assets	(880)	(439)	(181)
Other non-current assets	169	(284)	—
Accounts payable and other current liabilities	2,100	555	4,516
Income tax payable	213	—	—
Accrued expense for patent-related matter	(3,350)	3,350	—
Accrued compensation	3,967	86	355
Deferred revenue	(748)	(1,082)	(2,672)

Net cash used in operating activities	(14,705)	(11,641)	(5,746)

Cash flows from investing activities:
Capital expenditures	(7,098)	(5,917)	(6,729)
Payments for technology licenses	(4,945)	(11,325)	(12,013)
Cost of acquisitions, net	(27,637)	(1,037)	—
Proceeds from the sale of fixed assets	23	—	—
Proceeds from maturities of marketable securities	55,000	47,850	32,380
Purchases of marketable securities	(4,800)	(104,450)	(19,280)
Restricted cash	—	—	27

Net cash provided by (used in) investing activities	10,543	(74,879)	(5,615)

Cash flows from financing activities:
Net proceeds from the sale of common shares and exercise of stock options and awards	3,675	95,785	3,211
Principal payment of line of credit	—	(4,000)	—
Proceeds from equipment financing	—	—	3,000
Principal payments under equipment financing	(316)	(4,044)	(2,143)
Principal payments of note payable	(48)	(63)	—

Net cash provided by financing activities	3,311	87,678	4,068

Effect of exchange rate change on cash	141	(44)	176

Net increase (decrease) in cash and cash equivalents	(710)	1,114	(7,117)
Cash and cash equivalents at beginning of year	17,186	16,072	23,189

Cash and cash equivalents at end of year	$16,476	$17,186	$16,072

Supplemental Cash Flow Information:
Cash paid for interest	$22	$367	$1,082

See accompanying notes.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. In August 2006, the Company’s French subsidiary acquired Actigenics SA (“Actigenics”), which was subsequently merged into the French subsidiary. In February 2007, the Company acquired Sangtec Molecular Diagnostics AB (“Sangtec”). The consolidated financial statements include the results of operations of Actigenics and Sangtec subsequent to their respective acquisition dates of August 8, 2006 and February 14, 2007, respectively. The functional currency of the French subsidiary is the Euro, and the functional currency of the Swedish subsidiary is the Swedish Krona; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the functional currency are included in the consolidated statements of operations. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, short-term debt and long-term debt, approximated fair value as of December 31, 2007 and 2006, due to their short-term nature.

Cash, Cash Equivalents and Marketable Securities

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

The following is a summary of the Company’s cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2007	2006

Cash and cash equivalents:
Cash	$12,207	$13,753
Money market funds	4,269	3,433

	16,476	17,186
Marketable securities:
Taxable auction variable rate notes	27,550	77,750

	$44,026	$94,936

As of December 31, 2007, the average auction rate securities portfolio duration was less than 30 days and the securities had contractual maturities greater than twenty years.

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not recorded any impairment charges on investments related to other-than-temporary declines in market value.

In February 2008, the Company had $25.0 million invested in auction rate securities of which $20.5 million in principal amount failed to settle at auction in February 2008. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. As of December 31, 2007 the carrying value of these investments was equal to the fair value based on successful auctions preceding and subsequent to year end. All of the auction rate securities held by the Company continue to carry a high credit rating. Approximately $20.7 million of principal amount of auction rate securities owned by the Company are either backed by federal student loans, which are guaranteed by the Federal Family Educational Loan Program (“FFELP”), or are insured.

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

The components of inventories were as follows (in thousands):

	December 31,
	2007	2006

Raw Materials	$9,956	$4,910
Work in Process	7,550	2,587
Finished Goods	6,315	2,743

	$23,821	$10,240

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Land	$21	$21
Building	1,312	486
Scientific equipment	11,897	8,868
Manufacturing equipment	11,768	9,933
Office furniture, computers and equipment	7,920	5,139
Leasehold improvements	7,461	5,215

	40,379	29,662
Less accumulated depreciation and amortization	(23,205)	(15,565)

	$17,174	$14,097

Intangible Assets and Goodwill

As of December 31, 2007, intangible assets consisted primarily of rights to certain patented technologies licensed from F. Hoffmann-La Roche Ltd. (“Roche”) and Applera Corporation (“Applera’), (see Note 3, “Patent License Agreements and Note 5, “Collaborative Agreements and Contracts”) and intangible assets acquired in the acquisition of Sangtec (see Note 7, “Acquisitions”).

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

		Accumulated
	Recorded Value	Amortization	Net Book Value

Balance, December 31, 2007
Licenses	$40,885	$10,159	$30,726
Technology acquired in acquisitions	8,613	306	8,307
Other	2,170	574	1,596

	$51,668	$11,039	$40,629

Balance, December 31, 2006
Licenses	$36,388	$6,737	$29,651
Technology acquired in acquisitions	813	39	774

	$37,201	$6,776	$30,425

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $15.5 million and $16.7 million at December 31, 2007 and 2006, respectively.

Amortization expense of intangible assets was $4.3 million, $2.8 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2007 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense

2008	$4,621
2009	4,927
2010	4,886
2011	4,792
2012	4,686
Thereafter	16,717

Total expected future annual amortization	$40,629

The Company annually reviews its goodwill for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. If the fair value of the Company exceeds its net book value including goodwill, then goodwill is not considered impaired. The initial step is to compare Company’s fair value as determined by its market capitalization to its net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, the Company would estimate expected future cash flows of its business, which operates in a number of markets and geographical regions. The Company would then determine the carrying value of its business and compare its carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. At December 31, 2007, the Company compared its market capitalization to its net book value and determined that goodwill was not impaired.

Warranty Reserve

The Company warrants its instrument products to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any instrument failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for each of the three years ended December 31, 2007 consisted of the following (in thousands):

	2007	2006	2005

Balance at beginning of year	$256	$470	$379
Costs incurred and charged against reserve	(210)	(451)	(767)
Accrual related to current year product sales	546	651	1,165
Adjustment to pre-existing warranties	(43)	(414)	(307)

Balance at end of year	$549	$256	$470

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products. Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer. Service revenue is recognized when the services have been provided. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

The Company recognizes revenue from product sales and contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Grants and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or when certain milestones are achieved and recoverability is reasonably assured.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses. The Company expenses research and development costs, including the expenses for research under collaborative agreements, as such costs are incurred.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R). Commencing with the first quarter of 2006, compensation cost includes all share-based awards granted to employees and directors, including employee stock option awards, restricted stock and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) , and compensation for all share-based awards granted to employees and directors subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, which is generally four years. Compensation expense related to stock options granted to employees and directors prior to January 1, 2006 is accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123. Stock-based compensation to other than employees was not impacted by the adoption of SFAS 123(R) and is determined in accordance with SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.

Determining Fair Value Under SFAS 123(R):

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

The adoption of SFAS 123(R) also requires additional accounting related to income taxes. Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the former accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s consolidated statement of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock-based compensation plans for the year ended December 31, 2005. For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards (in thousands, except per share data).

Net loss as reported	$(13,594)
Deduct: total pro forma stock-based compensation determined under the fair value method of all employee related stock-based awards, net of related tax effects	(8,710)

Pro forma net loss	$(22,304)

Basic and diluted net loss per share:
As reported	$(0.32)
Pro forma	$(0.52)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.84%
Dividend yield	0.00%
Volatility factors of the expected market price of the Company’s common stock	0.9
Weighted average expected life of option (years)	4.01

The same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts was used.

Comprehensive Income (Loss)

Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total accumulated comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity at December 31, 2007 and 2006 consisted entirely of cumulative translation adjustments.

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options and restricted awards. These anti-dilutive common stock equivalent shares totaled 8,905,000, 7,402,000 and 6,644,000, at December 31, 2007, 2006 and 2005, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2007, the Company did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2007, the Company had no accrued interest or penalties.

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

In December 2007, the FASB issued SFAS No, 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009, when the Company will adopt this standard. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and, as such, the Company will adopt this standard in fiscal 2009. The effect of adopting this standard is dependent upon the extent, if any, of noncontrolling financial interests at that time.

2.	Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. For the years ended December 31, 2007 and 2006, there was one customer that accounted for 36% and 58% of total products sales, respectively. For the year ended December 31, 2005, there were two direct customers that represented 61% and 12% of total product sales. The Company has distribution agreements with several companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan,

South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of product sales by geographic region for the three years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Product Sales Geographic information:
North America	80%	88%	92%
Europe	19%	10%	5%
Japan and other	1%	2%	3%

Total product sales	100%	100%	100%

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

There was one customer whose accounts receivable balance represented 22% of total receivables as of December 31, 2007 and 35% of total receivables as of December 31, 2006. The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

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

In September 2006, Cepheid entered into a sublicense agreement with Abbott Laboratories (“Abbott”), pursuant to which Abbott granted Cepheid a non-exclusive, world-wide, non-transferable right to Abbott’s exclusive license to certain patents from the Baylor College of Medicine. Under this sublicense agreement, the Company will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as multiple genomic DNA amplification for deletion detection. In September 2006, Cepheid also entered into a license agreement with Abbott, pursuant to which Abbott granted Cepheid a non-exclusive, world-wide, non-transferable right to a certain Abbott patent. Under this license agreement, the Company will be able to make, use, distribute and sell products incorporating the patented technology generally characterized as detection of cervical chlamydia trachomatis infection. License payments for these agreements totaled $2.0 million. The intangible assets related to these sublicenses are amortized on a straight-line basis over their useful lives of approximately 7 and 9 years, respectively, with the amortization recorded as part of the cost of product sales.

In January 2007, Cepheid entered into a sublicense agreement with bioMerieux SA, pursuant to which bioMerieux SA granted Cepheid a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of methicillin resistant staphylococcus aureus. The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux SA with the right for bioMerieux SA to sub-license. Under the sublicense agreement, and subject to certain limitations set forth therein, Cepheid is able to use the licensed rights to develop and sell products for use in connection with its GeneXpert and SmartCycler platforms. In exchange for such rights, Cepheid agreed to pay an initial license fee of approximately $4.0 million and quarterly royalties based on net product sales during the term of the sublicense agreement, which expires when the last of the patents licensed under the agreement expires. The license fee was paid in the first quarter of 2007 and is being amortized on a straight-line basis over the useful life of approximately 9 years, with the amortization recorded as part of the cost of product sales.

4.	Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to ABI under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of December 31, 2007 and 2006, the accrued profit sharing liability was $0.5 million and $3.5 million, respectively. Collaboration profit sharing expense was $12.3 million, $15.0 million and $14.5 million for the years ended December 31, 2007, 2006 and 2005. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

5.	Collaborative Agreements and Contracts

bioMerieux, Inc.

In December 2003, the Company entered into an agreement with bioMerieux, Inc. for bioMerieux to develop DNA testing products using its proprietary nucleic acid sequence-based amplification technology to be run on systems employing the Company’s GeneXpert systems. Under the agreement, bioMerieux has paid the Company a $10.0 million license fee, and an additional $5.0 million payment will become due when and if bioMerieux commercializes its first product based on our technology. The Company may also receive potential product purchases and royalty payments on end-user GeneXpert test cartridge sales under the agreement. The $10.0 million license fee received from bioMerieux was deferred and is being amortized over the period of approximately five years, which represents the estimated period of our continuing involvement under this agreement.

Infectio Diagnostic, Inc./GeneOhm Sciences, Inc.

In November 2003, the Company entered into a series of agreements with Infectio Diagnostics, Inc. (“IDI”). IDI merged with GeneOhm Sciences, Inc. in 2004. GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company (“BDC”) in February 2006. Under these agreements, the Company received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS, MRSA and vancomycin resistant enterococcus (“VRE”) that have been configured for use with the SmartCycler system. The distribution rights relating to tests for MRSA were terminated in November 2006, and the distribution rights relating to GBS terminated in April 2007. In the event that BDC introduces a VRE product for the SmartCycler system, our distribution rights relating to VRE tests will terminate two years from the date of such introduction. IDI received non-exclusive worldwide rights to distribute the Company’s SmartCycler system for use with IDI tests. Such IDI distribution rights, now owned by BDC, have an initial term that expires in November 2008.

ABI and Northrop Grumman Corporation

In October 2002, the Company entered into a collaboration agreement with ABI to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by ABI for packaging by the Company into its GeneXpert test cartridges and sold by the Company for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

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

Centers for Disease Control and Prevention

In December 2006, Cepheid entered into a contract with the Centers for Disease Control and Prevention (“CDC”) for the first two phases of a five phase program for the development of a new Point-of-Care in vitro diagnostic product that tests for influenza viruses A and B, and H5N1, providing general clinical utility for seasonal flu diagnosis in addition to its application in the case of an avian flu pandemic. Under the first two phases of the program, Cepheid was responsible to develop a pre-clinical development plan, a clinical development and a regulatory plan. In September 2007, the contract was terminated. Under the contract, Cepheid recorded revenue of $2.9 million in 2007 and $0.1 million in 2006.

bioMerieux SA

In January 2007, the Company entered into a collaboration agreement with bioMerieux SA for the development, production and marketing of a line of sepsis products, based upon the Company’s real-time polymerase chain reaction (“PCR”) technologies. Both companies will jointly develop the products, with the initial development program relating to sepsis products for bacterial and fungal identification assays, as well a series of genetic markers for antibiotic resistance. Cepheid will exclusively manufacture these Cepheid products. bioMerieux SA will market and distribute these test products on an exclusive worldwide basis. Each party will bear its own costs of joint development. Cepheid will sell the products to bioMerieux SA at an agreed upon price. The term of the collaboration agreement is 15 years following the latest date that a sepsis product or HAP product is successfully launched and may be terminated earlier under certain circumstances.

6.	Equipment Financing and Line of Credit

In November 2004, the Company entered into an agreement with a financial lending institution for a revolving line of credit totaling $4.0 million of which up to $2.0 million could be used for letters of credit. The agreement was subsequently amended in May 2005 to increase the existing line of credit to $4.3 million and to add an equipment financing line of $3.0 million. The equipment line of credit and revolving line of credit were collateralized by the Company’s accounts receivable, certain equipment, tenant improvements, or other personal property of the Company financed pursuant to the agreement, and bore an annual interest rate, at the Company’s option, equal to the lender’s prime rate or LIBOR plus 2.5% per annum. After being extended in November 2006, the agreement matured in February 2007. As of December 31, 2006 and 2007, the Company had no balance outstanding under the revolving or equipment line of credit.

The Company also financed a portion of its equipment purchases under an equipment financing agreement with another financial lending institution. The equipment loans under this financing arrangement were to be repaid over 36 to 48 months at interest rates ranging from 7.4% to 9.9% and were secured by the related equipment. As of December 31, 2007 and 2006, the balance outstanding totaled $0 and $0.3 million, respectively.

7.	Acquisitions

Sangtec

On February 14, 2007, Cepheid completed the purchase of 100% of the outstanding stock of Sangtec, a company located in Bromma, Sweden, from Nycomed-owned Altana Technology Projects GmbH. Sangtec was a broad-based PCR molecular diagnostics company that developed and manufactured products for standardized nucleic acid testing of infectious diseases. The acquisition brought Cepheid the ability to provide a line of products for potential use in managing infections of immuno-compromised patients, a research and development operation to develop and expand its clinical test products, and a reagent manufacturing base in Europe. Subsequent to the acquisition, Sangtec’s name was changed to Cepheid AB.

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The aggregate purchase price of the acquisition was approximately $27.5 million, including $26.7 million cash (net of $0.6 million cash acquired) and $0.8 million direct acquisition costs. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$3,571
Property, plant and equipment	1,337
Intangible assets	9,970
Current liabilities	(2,197)
Goodwill	14,844

$27,525

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Sangtec’s products. The fair value of intangible assets was based in part on a valuation completed by a third-party valuation firm using a discounted cash flow and income approaches and other valuation techniques, as well as estimates and assumptions provided by the Company. The acquired intangible assets consisted of the following:

	Fair Value	Useful Life
	(In thousands)	(In years)

Existing technology	$7,800	9
Contract manufacturing agreement	1,700	5
Distributor relationships	400	9
Trademark	70	3

	$9,970

Existing technology is comprised of a proprietary diagnostic product line, affigene, The affigene product is a CE-labeled, standardized assay designed to provide diagnostic guidance in the infectious disease and oncology fields. Existing technology also includes a combination of processes and patents related to the design and development of Sangtec’s products. The contract manufacturing agreement relates to the revenue generated from two contracts which expire in 2010 and 2011 and have minimum commitments.

The amortization expense related to the existing technology and contract manufacturing was recorded as cost of product sales, and the amortization expense related to distributor relationships and trademark was recorded as selling, general and administrative expense. Total amortization expense recorded for the year ended December 31, 2007 was $0.7 million.

The following table provides pro forma financial information assuming the acquisition of Sangtec had occurred at the beginning of each period presented (in thousands, except per share data):

	Years Ended December 31,
	2007	2006

Total revenues	$130,671	$95,829
Net loss	(22,026)	(29,037)
Basic and diluted net loss per share	(0.40)	(0.55)

Actigenics

In August 2006, the Company, through its wholly owned French subsidiary, Cepheid SA, purchased 100% of the stock of Actigenics, a French micro RNA research and services company. The acquisition gave Cepheid direct access to micro RNA markers used in diagnostic and therapeutic products and the related discovery, validation and development processes. Cepheid paid $1.2 million in cash. In addition, Cepheid assumed approximately $0.7 million of liabilities, and acquired $0.2 million of tangible assets.

Of the $1.2 million paid, $0.7 million represented deferred prepaid compensation expense to be recognized over a service period of three years from the August 2006 acquisition date. This deferred compensation expense is being amortized on a straight line basis.

The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of Actigenics operations have been included in the Company’s consolidated results of operations from the acquisition date. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

8.	Commitments, Contingencies and Legal Matters

Facility Leases

The Company leases its Sunnyvale, California headquarters under two operating leases. The primary lease expires in March 2012 and provides for a three percent annual base rent increase. In connection with this lease agreement, the Company obtained an irrevocable standby letter of credit collateralized by a certificate of deposit, which has been classified as restricted cash on the consolidated balance sheet. In April 2007, the Company entered into a sublease of additional office and manufacturing space that expires in September 2009. In December 2005, the Company also entered into a lease for additional warehouse space that expires in September 2010. In May 2005, the Company entered into a facility lease for a research and development center in Bothell, Washington that expires in August 2011. In Bromma, Sweden, the Company leases office and manufacturing space pursuant to a lease that expires in December 2009. Minimum annual rental commitments under facility operating leases at December 31, 2007 are as follows (in thousands):

Years Ending December 31,

2008	$2,963
2009	2,982
2010	2,061
2011	1,916
2012	382

Total minimum payments	$10,304

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $1.9 million and $1.7 million, respectively.

Contingencies

The Company responds to claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters, and such amounts are included in other accrued liabilities. Should the Company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Legal Matters

A complaint filed on December 22, 2005, in the United States District Court for the District of Utah by Idaho Technology, Inc. (“Idaho Technology”) and University of Utah Research Foundation was served on the Company in March 2006. The complaint alleged that the Company infringed certain patents licensed by the University of Utah Research Foundation to Idaho Technology.

On January 2, 2007, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain Company and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provided that the parties dismiss with prejudice litigation related to the Intellectual Property. In addition, the Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective lines of products and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, the Company made a payment of $3.35 million to Idaho Technology in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although the Company believed it would not be held liable for infringement had the issue ultimately gone to litigation, it came to the conclusion to settle the litigation. The Company made the Settlement Agreement and payment to avoid incurring significant legal costs to defend its case. The Company’s belief that it did not infringe Idaho Technology’s patents was based on the Company’s detailed legal analysis by outside counsel that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that the Company did not believe there to be any validity to the patent infringement case, it did not ascribe any value to future product sales and recorded the whole amount as a fiscal 2006 expense.

9.	Shareholders’ Equity

Common Stock

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

Stock Option Plans

On April 16, 1997, the Board of Directors approved a Stock Option Plan (“1997 Plan”). The 1997 Plan provided for annual increases in the number of shares available for issuance on the first business day of each year, beginning January 1, 2001, equal to the lesser of 1,000,000 shares, 3.0% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board, and were 1,000,000 in 2006 and 2005. In May 2003, the shareholders approved an amendment to terminate the 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) and reserve for issuance under the 1997 Plan the shares previously available for issuance under the Directors’ Plan.

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

On April 27, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which was approved by the Board in February 2006. On April 27, 2006, the Board also terminated the 1997 Plan. No new grants will be made under the 1997 Plan, and options granted or shares issued under the 1997 Plan that were outstanding on the date the 1997 Plan was terminated will remain subject to the terms of the 1997 Plan. Shares of common stock reserved for issuance under the 2006 Plan include (i) an initial authorization of 3,800,000 shares of common stock, (ii) shares reserved but unissued under the 1997 Plan as of the date the 1997 Plan was terminated and (iii) shares subject to awards granted under the 1997 Plan that are cancelled, forfeited or repurchased by the Company or expire after the 1997 Plan termination.

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

PSAs are awards denominated in shares of common stock that may be settled in cash or issuance of such shares (which may consist of restricted stock). The Committee will determine the terms of each PSA, including the number of shares of common stock subject to the PSA, the performance factors and period that shall determine the time and extent to which each PSA shall be settled, consideration to be made on settlement, and effect of the participant’s termination. The Committee will determine the extent that the PSA is earned. The number of shares subject to the PSA may be fixed or may vary depending on in accordance with performance goals as determined by the Committee.

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

A summary of option activity under all plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Balance, December 31, 2004	5,597,564	$5.53
Granted	1,972,280	$8.98
Exercised	(438,414)	$4.79
Forfeited	(487,531)	$6.71

Balance, December 31, 2005	6,643,899	$6.53
Granted	2,127,575	$8.68
Exercised	(641,920)	$4.59
Forfeited	(737,548)	$8.62

Balance, December 31, 2006	7,392,006	$7.12
Granted	2,091,867	$12.36
Exercised	(410,644)	$6.38
Forfeited	(168,567)	$9.66

Balance, December 31, 2007	8,904,662	$8.48

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average	Aggregate		Average	Weighted	Aggregate
	Number of	Average	Remaining	Intrinsic	Number of	Remaining	Average	Intrinsic
	Shares	Exercise	Contractual Life	Value	Shares	Contractual Life	Exercise	Value
Exercise Price	(in 000s)	Price	(in years)	(in 000s)	(in 000s)	(in years)	Price	(in 000s)

$1.50 to $3.61	1,255	$3.18	4.07	$29,080	1,255	4.07	$3.18	$29,079
$3.69 to $5.25	977	$4.37	4.97	21,481	977	4.97	$4.37	21,481
$5.26 to $7.38	999	$7.22	6.45	19,104	769	6.32	$7.18	14,739
$7.39 to $8.88	1,366	$8.47	6.75	24,418	602	6.65	$8.48	10,767
$8.93 to $9.11	1,174	$9.06	5.89	20,302	459	6.23	$9.05	7,935
$9.13 to $10.74	1,076	$9.65	6.55	17,973	699	6.58	$9.68	11,643
$10.79 to $11.88	440	$11.35	6.96	6,596	124	6.56	$10.82	1,930
$11.94 to $11.94	1,075	$11.94	6.32	15,486	—	—	$—	—
$12.04 to $25.09	543	$17.65	6.11	4,727	70	2.82	$14.32	845

	8,905	$8.48	5.93	$159,167	4,955	5.51	$6.49	$98,419

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.35 at December 31, 2007 (the last quoted market price in 2007), which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was $4.6 million, $2.7 million and $2.1 million, respectively.

A summary of the status of the nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

		Weighted
		Average
	Shares	Grant Date
	(in 000s)	Fair Value

Non-vested at beginning of year	3,500	$6.46
Granted	2,092	$6.75
Vested	(148)	$6.50
Forfeited	(1,494)	$6.41

Non-vested at end of year	3,950	$6.63

A summary of all award activity, which consists of RSAs, is as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Balance, December 31, 2005	—	$—
Granted	20,000	$8.00
Vested	—	$—

Balance, December 31, 2006	20,000	$8.00
Granted	96,000	$14.73
Vested	(25,250)	$13.64

Balance, December 31, 2007	90,750	$13.55

In accordance with the 2006 Plan, RSAs granted in 2007 and 2006 reduced the number of shares available for future grant by a factor of 1.6 for each share subject to such award, or 153,600 and 32,000 shares, respectively.

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

In May 2003, the Directors’ Plan was terminated pursuant to amendments to the 1997 Plan approved by the Board and the shareholders. Upon the termination of the Directors’ Plan, no further options were granted under the Directors’ Plan, and all shares then reserved for issuance under the Directors’ Plan that were not subject to outstanding options granted under the Directors’ Plan became reserved and available for issuance under the 1997 Plan. Options and shares granted or issued under the Directors’ Plan that were outstanding on the date the Directors’ Plan was terminated will remain subject to the terms of the Directors’ Plan. After the Directors’ Plan was terminated, any shares subject to options issued under the Directors’ Plan that cease to be subject to the options for any reason other than option exercise, and any shares issued under the Directors’ Plan that are repurchased by the Company or forfeited, become available for grant under the 1997 Plan. Under the 1997 Plan, as amended, new non-employee directors will receive nondiscretionary, automatic grants of options to purchase 15,000 shares of the common stock upon joining the Board, and the continuing non-employee directors will receive nondiscretionary, automatic grants of options to purchase 7,500 shares of common stock each year after the annual meeting of shareholders.

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

Reserved Shares

As of December 31, 2007, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Stock Options:
Options and awards outstanding for all plans	8,905
Reserved for future grants	1,488
ESPP	155

10,548

Stock-Based Compensation

Fair Value — The fair value of the Company’s stock options granted to employees and shares purchased by employees under the ESPP for the years ended December 31, 2007 and 2006 was estimated using the following assumptions:

	Years Ended December 31,
	2007	2006

OPTION SHARES:
Expected Term (in years)	5.00	5.00
Volatility	0.56	0.96
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	4.49%	4.87%
Estimated Forfeitures	10.60%	13.45%
Weighted Average Fair Value	$6.76	$6.65
ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.47	0.49
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	4.95%	5.01%
Estimated Forfeitures	10.60%	13.45%
Weighted Average Fair Value	$3.94	$3.42

Stock Based Compensation Cost — Prior to the adoption of SFAS 123(R), the Company recorded stock-based compensation in accordance with APB 25 when the option price was less than the fair market value. As of December 31, 2003, all deferred compensation previously recognized had been amortized to expense. The following table is a summary of the major categories of stock compensation expense recognized in accordance with SFAS 123(R) for the year ended December 31, 2007 and 2006 (in thousands).

	Years Ended December 31,
	2007	2006

Cost of product sales	$794	$584
Research and development	4,294	2,839
Selling, general and administrative	6,032	3,907

Total stock-based compensation cost	$11,120	$7,330

The impact on 2007 and 2006 basic and diluted net loss per share resulting from the adoption of SFAS 123(R) was $0.20 and $0.14, respectively.

The above stock-based compensation cost includes $1.5 million and $1.1 million related to ESPP for 2007 and 2006, respectively. In addition, stock-based compensation cost of approximately $0.5 million and $0.2 million was included in inventory as of December 31, 2007 and 2006, respectively.

In December 2007, the Company entered into a separation and consulting agreement with John R. Sluis, the Company’s former Senior Vice President and Chief Financial Officer. Under the terms of the agreement, during the twelve months following December 31, 2007, Mr. Sluis is to provide consulting services to the Company up to a predetermined number of hours. During the twelve-month period ending December 31, 2008, unvested options previously granted to Mr. Sluis will continue to vest according to the schedules set forth in each such option. At the conclusion of the consulting period, provided Mr. Sluis has completed his duties to the satisfaction of the Company’s Chief Executive Officer, an additional 24,000 then-unvested shares that are subject to such options will become vested and exercisable. As a result of the modification of Mr. Sluis’ existing options, the Company recorded additional stock- based compensation of $0.8 million in 2007. In addition, Mr. Sluis will continue to receive his existing salary on the effective date of his retirement of $0.3 million for his consulting services, which was accrued and recorded as an expense in 2007.

As of December 31, 2007, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was approximately $20.7 million, which is net of estimated forfeitures of $3.9 million. This cost will be amortized on a straight line basis over a weighted average period of approximately 2.73 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2007, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.9 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the ESPP.

10.	Employee Benefit Plan

Effective January 1, 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2007, 2006 and 2005 were $0.2 million, $0, and $0, respectively.

11.	Income Taxes

The Company has no U.S. federal or state income tax provision for any period as it has incurred operating losses in all periods. Income tax expense of $0.2 million in 2007 represents current foreign income taxes related to our French subsidiary, and no foreign income taxes were recorded in 2006 or 2005.

The Company has substantially concluded all U.S. federal income tax matters for years through December 31, 2002. For federal income tax purposes, the open years are from 1996 through 2007 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the open years are from 1997 through 2007 due to either research credit carryovers or net operating loss carryforwards.

The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006

Net operating loss carryforwards	$45,272	$43,811
Capitalized research and development costs	1,384	1,855
Research and other credit carryforwards	7,105	8,489
Accruals and reserves	414	335
Stock option compensation	5,031	2,074
Other	3,951	3,401

Total deferred tax assets	63,157	59,965
Valuation allowance for deferred tax assets	(59,893)	(59,965)
Deferred tax liability	(3,264)	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $0.1 million and increased by $17.6 million and $5.5 million during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $124.8 million, which expire in the years 2011 through 2027, and federal research and development tax credits of approximately $4.1 million, which expire in the years 2012 through 2026. As of December 31, 2007, the Company had net operating loss carryforwards for state income tax purposes of approximately $47.2 million, which expire in the years 2011 through 2017, and state research and development tax credits of approximately $2.9 million, which have no expiration date.

Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss before utilization.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1.4 million and $0.5 million at December 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes, subject to an adjustment for foreign income tax credit, and withholding taxes payable to various foreign countries. The distribution of such foreign earnings to the U.S. parent would have no U.S. tax impact as the net operating loss carryforwards exceed the undistributed earnings.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$200
Increase related to current year tax positions	673
Increase for tax positions of prior years	2,802
Balance at December 31., 2007	$3,675

All of the unrecognized tax benefits would affect our effective tax rate if recognized, before consideration of certain valuation allowances.

CEPHEID
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(In thousands, except per share data)
	(Unaudited)

2007
Total revenues	$25,544	$27,173	$36,329	$40,427
Costs and operating expenses:
Cost of product sales	13,877	13,879	19,966	21,452
Collaboration profit sharing	3,497	2,731	2,729	3,299
Research and development	6,922	7,439	8,371	8,717
Selling, general and administrative	8,428	9,105	10,856	12,692

Total costs and operating expenses	32,724	33,154	41,922	46,160

Loss from operations	(7,180)	(5,981)	(5,593)	(5,733)
Other income (expenses), net	1,027	740	852	658

Net loss, before income tax expense	(6,153)	(5,241)	(4,741)	(5,075)
Income tax expense	—	—	—	(213)

Net loss	$(6,153)	$(5,241)	$(4,741)	$(5,288)

Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.09)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	55,012	55,149	55,356	55,529

2006
Total revenues	$20,161	$19,847	$23,762	$23,582
Costs and operating expenses:
Cost of product sales	11,393	11,683	13,281	12,443
Collaboration profit sharing	3,811	3,843	3,813	3,507
Research and development	5,829	5,807	5,568	6,682
In-process research and development	—	—	139	—
Selling, general and administrative	6,146	6,921	6,146	7,257
Expense for patent related matter	—	—	—	3,350

Total costs and operating expenses	27,179	28,254	28,947	33,239

Loss from operations	(7,018)	(8,407)	(5,185)	(9,657)
Other income (expenses), net	346	1,365	1,215	1,356

Net loss	$(6,672)	$(7,042)	$(3,970)	$(8,301)

Basic and diluted net loss per share	$(0.15)	$(0.13)	$(0.07)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per share	44,946	54,518	54,771	54,930

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2007.

ITEM 9B.	OTHER INFORMATION

In November 2007, most of our executives entered into trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 that provide for periodic sales of shares of our common stock on the basis of parameters described in such trading plans. Trading commenced as early as February 28, 2008 under such plans.

In February 2008, our Board of Directors approved our entry into an amendment of the Rights Agreement, dated as of September 26, 2002, between Cepheid and Computershare Trust Company, for the purpose of increasing the purchase price for each one one-hundredth of a Preferred Share (as defined in the Rights Agreement) pursuant to an exercise of a Right (as defined in the Rights Agreement) from $40.00 to $180.00.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be held on April 24, 2008. Information related to our executive officers also appears under the caption “Executive Officers of the Registrant” in Item 1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be held on April 24, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be held on April 24, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be held on April 24, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be held on April 24, 2008.

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

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(c)	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2005	14	—	(3)	11
Year ended December 31, 2006	11	78	(2)	87
Year ended December 31, 2007	87	97	(147)	37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Sunnyvale, State of California, on the 29th day of February, 2008.

CEPHEID

By:	/s/ JOHN L. BISHOP
John L. Bishop
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Bishop and Michael T. Myhre or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. BISHOP John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ MICHAEL T. MYHRE Michael T. Myhre	Vice President and Corporate Controller (Acting Principal Financial and Accounting Officer)	February 29, 2008

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 29, 2008

/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director and Chairman of the Board	February 29, 2008

/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	February 29, 2008

/s/ ROBERT EASTON Robert Easton	Director	February 29, 2008

Signature	Title	Date

/s/ DEAN O. MORTON Dean O. Morton	Director	February 29, 2008

/s/ MITCHELL D. MROZ Mitchell D. Mroz	Director	February 29, 2008

/s/ DAVID H. PERSING David H. Persing	Director	February 29, 2008

/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	February 29, 2008

Exhibit		Incorporated by Reference				Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000
3.2	Amended and Restated Bylaws	10-Q		3.01	7/31/2002
3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002
4.3	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002
10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003
10.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/2003
10.3*	2000 Non-Employee Directors’ Stock Option Plan	S-8	333-41682	99.3	7/18/2000
10.4*	2006 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards	8-K		99.1	5/2/2006
10.5*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000
10.6†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000
10.7†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000
10.8†	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q		10.1	11/14/2000
10.9	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002
10.10†	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q		10.2	5/15/2002

Exhibit		Incorporated by Reference				Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.11†	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q		10.4	5/15/2002
10.12†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003
10.13	Change of Control Retention and Severance Agreement between Joseph H. Smith and Cepheid dated June 2, 2003	10-Q		10.3	8/14/2003
10.14†	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.23	3/12/2004
10.15†	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.24	3/12/2004
10.16†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.25	3/12/2004
10.17†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.26	3/12/2004
10.18†	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003	10-K		10.27	3/12/2004
10.19†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004
10.20†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004
10.21*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Joseph Smith	10-Q		10.32	8/9/2004
10.22*	Amended and Restated Change of Control Retention and Severance Agreement, dated May 18, 2004, between Cepheid and Russel Enns	10-Q		10.33	8/9/2004
10.23*	Offer letter to Mr. Humberto Reyes from Cepheid dated November 4, 2004	10-K		10.35	2/28/2005
10.24	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005
10.25*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005
10.26	Change of Control Retention and Severance Agreement dated July 21, 2005, by and between Cepheid and David H. Persing	8-K		99.02	7/26/2005

Exhibit		Incorporated by Reference				Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.27†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005	10-Q		10.2	8/4/2005
10.28*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005
10.29†	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005	10-Q		10.1	11/3/2005
10.30†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005	10-Q		10.4	11/3/2005
10.31†	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005	10-Q		10.5	11/3/2005
10.32†	License Agreement between Cepheid and DxS Limited dated November 28, 2005	10-K		10.45	2/22/2006
10.33*	Amended and Restated Change of Control Retention and Severance Agreement dated October 31, 2006 by and between Cepheid and Humberto Reyes	8-K		10.01	11/6/2006
10.34*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007
10.35*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007
10.36	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007	10-Q		10.1	5/10/2007
10.37	Sublicense agreement between Cepheid and bioMerieux S.A. dated January 16, 2007	10-Q		10.2	5/10/2007
10.38††	Master Purchase Order between Northrop Grumman Security Systems and Cepheid dated August 15, 2007	10-Q		10.1	11/5/2007
10.39*	Separation Agreement dated December 31, 2007, by and between Cepheid and John R. Sluis					X
10.40*	Amended and Restated Change of Control Retention and Severance Agreement dated February 1, 2008, by and between Cepheid and Peter Dailey					X

Exhibit		Incorporated by Reference				Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.41*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008
10.42*	Change of Control Retention and Severance Agreement dated April 14, 2008, by and between Cepheid and Andrew D. Miller			10.02	2/11/2008
10.43	Amended and Restated Form of Change of Control Retention and Severance Agreement	8-K		99.01	2/21/2008
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested with regard to portions of this exhibit. Such portions were filed separately with the Securities and Exchange Commission.