Form 10-Q
period 2008-03-31
CEPHEID
filed 2008-05-07
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of April 25, 2008 there were 56,924,977 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2008
Cepheid®, SmartCycler®, GeneXpert®, I-CORE®, OmniMix®, Sangtec®, SmartCap®, SmartMix®, Xpert® and affigene® are registered trademarks of Cepheid. The Cepheid logo, SmartCycler II and Actigenics are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December
	2008	31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,000	$16,476
Marketable securities	—	27,550
Accounts receivable, net	26,540	21,263
Inventory	27,094	23,821
Prepaid expenses and other current assets	3,848	2,565

Total current assets	77,482	91,675
Property and equipment, net	20,168	17,174
Investments	22,856	—
Other non-current assets	488	923
Intangible assets, net	39,474	40,629
Goodwill	14,844	14,844

Total assets	$175,312	$165,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,810	$10,587
Accrued compensation	5,844	8,573
Accrued royalties	7,318	6,913
Accrued collaboration profit sharing	2,083	522
Accrued and other liabilities	5,566	4,742
Income tax payable	—	213
Deferred revenue	3,939	4,016

Total current liabilities	39,560	35,566
Deferred revenue	1,791	2,054
Other liabilities	657	690

Total liabilities	42,008	38,310

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized, 56,900,036 and 55,611,398 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	261,539	254,807
Additional paid-in capital	29,994	26,697
Accumulated other comprehensive income (loss)	(1,470)	340
Accumulated deficit	(156,759)	(154,909)

Total shareholders’ equity	133,304	126,935

Total liabilities and shareholders’ equity	$175,312	$165,245

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
System sales	$14,324	$6,837
Reagent and disposable sales	27,596	15,230

Total product sales	41,920	22,067
Other revenue	2,913	3,477

Total revenues	44,833	25,544

Costs and operating expenses:
Cost of product sales	22,986	13,877
Collaboration profit sharing	3,733	3,497
Research and development	9,898	6,922
Sales and marketing	6,941	4,493
General and administrative	4,747	3,935

Total costs and operating expenses	48,305	32,724

Loss from operations	(3,472)	(7,180)
Other income (expense):
Interest income	540	912
Interest expense	(1)	(10)
Other income (expense), net	743	125

Other income, net	1,282	1,027

Net loss before income tax benefit	(2,190)	(6,153)

Income tax benefit	340	—

Net loss	$(1,850)	$(6,153)

Basic and diluted net loss per share	$(0.03)	$(0.11)

Shares used in computing basic and diluted net loss per share	56,152	55,012

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,850)	$(6,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,721	1,440
Amortization of intangible assets	1,155	1,036
Amortization of prepaid compensation expense	63	63
Stock-based compensation related to employees and consulting services rendered	3,261	2,001
Deferred rent	(31)	3
Changes in operating assets and liabilities:
Accounts receivable	(5,278)	208
Inventory	(3,237)	(944)
Prepaid expenses and other current assets	(1,261)	(1,280)
Other non-current assets	(143)	225
Accounts payable and other current liabilities	7,015	(1,224)
Income taxes payable	(213)	—
Accrued compensation	(2,730)	(1,193)
Accrued expense for patent-related matter	—	(3,350)
Deferred revenue	(346)	346

Net cash used in operating activities	(1,874)	(8,822)

Cash flows from investing activities:
Capital expenditures	(4,770)	(1,190)
Payments for technology licenses	—	(4,462)
Cost of Sangtec acquisition, net of cash acquired	—	(27,359)
Proceeds from maturities of marketable securities	2,550	32,000
Proceeds from the sale of fixed assets	340	—
Transfer to unrestricted cash	517	—

Net cash provided used in investing activities	(1,363)	(1,011)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options and awards	6,732	733
Principal payments under equipment financing	—	(147)
Payment of note payable	(4)	(3)

Net cash provided by financing activities	6,728	583

Effect of exchange rate change on cash	33	(52)

Net increase (decrease) in cash and cash equivalents	3,524	(9,302)
Cash and cash equivalents at beginning of period	16,476	17,186

Cash and cash equivalents at end of period	$20,000	$7,884

See accompanying notes.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Cepheid (the “Company” or “we”) was incorporated in the State of California on March 4, 1996. We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for genetic analysis in the Clinical Molecular Diagnostic, Industrial and Biothreat markets. Our systems enable rapid, sophisticated genetic testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
     The condensed consolidated balance sheet at March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2008 or for any future period. The condensed consolidated balance sheet as of December 31, 2007 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.
Principles of Consolidation
     The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after elimination of intercompany transactions and balances. In February 2007, we acquired Sangtec Molecular Diagnostics AB (“Sangtec”), which became our Swedish subsidiary, Cepheid AB. The condensed consolidated financial statements include the results of operations of Sangtec subsequent to its acquisition date of February 14, 2007. The functional currency of our French subsidiary, Cepheid SA, is the Euro, and the functional currency of our Swedish subsidiary is the Swedish Krona; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the functional currency are included in the condensed consolidated statements of operations. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Fair Value of Financial Instruments
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” (“SFAS 157”), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 effective January 1, 2008, and the adoption did not affect our condensed consolidated financial statements.
Cash, Cash Equivalents and Investments
     Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with maturities from the date of purchase of 90 days or less. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.
     Our investments are designated as available-for-sale, and realized and unrealized gains and losses on investments are determined on the specific identification method. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Investments with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term.
     An impairment charge is recognized in the condensed consolidated statement of operations when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. To date, we have not recorded any impairment charges on investments related to other-than-temporary declines in market value.
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
     The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Raw Materials	$12,204	$9,956
Work in Process	7,893	7,550
Finished Goods	6,997	6,315

	$27,094	$23,821

Goodwill
     Goodwill relates entirely to our purchase of Sangtec. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We perform our annual test for impairment of goodwill during our fourth fiscal quarter.
Impairment of Long-Lived Assets Other Than Goodwill
     We review our long-lived assets other than goodwill for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over our estimate of fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in our use of acquired assets, our overall business strategy, or significant negative industry or economic trends. There were no impairment charges recorded in any of the periods presented.
Warranty Reserve
     We warrant our systems to be free from defects for a period of 12 to 15 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$549	$256
Costs incurred and charged against reserve	(177)	(41)
Accrual related to current period product sales	287	118
Adjustment to pre-existing warranties	45	(17)

Balance at end of period	$704	$316

Revenue Recognition
     In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, we recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for our products except in the case of damaged goods. We have not experienced any significant returns of our products. Other revenue includes contract revenues and grant and government sponsored research revenue. Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement by us is required. When we have continuing involvement related to a technology license, revenue is recognized over the license term. Royalties are typically based on licensees’ net sales of products that utilize our technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer. Grants and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Service revenue is recognized when the services have been provided. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where we bill shipping and handling costs to customers, the amounts billed are classified as revenue.
     From time to time, we enter into revenue arrangements with multiple deliverables. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.
Stock-Based Compensation
     We follow the accounting provisions of SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), for share-based awards granted to employees and directors, including employee stock option awards, restricted stock and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), using the estimated grant date fair value method of accounting in accordance with SFAS No. 123(R). We recognize the fair value of our stock option awards on a straight-line basis over the requisite service period of each award, which is generally four years. Stock-based compensation to other than employees is determined in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.

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
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at March 31, 2008 and December 31, 2007, we had no accrued interest or penalties.
Net Loss per Share
     Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled approximately 7,905,000 and 7,561,000 at March 31, 2008 and 2007, respectively.
Comprehensive Loss
     Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(1,850)	$(6,153)
Other comprehensive income (loss):
Foreign currency translation adjustments	334	52
Unrealized loss on available-for-sale securities	(2,144)	—

Comprehensive loss	$(3,660)	$(6,101)

Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Recent Accounting Pronouncements
     There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.
2. Fair Value
     In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalent — Money market funds	$11,264	$—	$—	$11,264
Investments — taxable auction variable rate notes	—	—	22,856	22,856

	$11,264	$—	$22,856	$34,120

     Level 3 assets consist of auction rate securities whose underlying assets are generally student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our condensed consolidated balance sheet as of March 31, 2008. These investments were valued at fair value as of March 31, 2008. The following table provides a summary of changes in fair value of our auction rate securities as of March 31, 2008 (in thousands):

	Level 1	Level 3
Balance at December 31, 2007	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in accumulated other comprehensive loss	—	(2,144)

	$—	$22,856

     Our investment portfolio of auction rate securities is structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that are well in excess of ten years. Our auction rate securities primarily consist of investments that are either backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. Accordingly, we believe that the credit quality of these securities is high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors.
     Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $2.1 million at March 31, 2008 related to these auction rate securities. We believe we have the ability to hold these investments until maturity. However, the funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities mature, are refinanced or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. We will continue to evaluate our accounting for these investments quarterly.
3. Intangible Assets
     Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology acquired in acquisitions and other intangible assets are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in the acquisition of Sangtec, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the accompanying condensed consolidated statements of operations.
     The recorded value and accumulated amortization of major classes of intangible assets at March 31, 2008 were as follows (in thousands):

		Accumulated
	Recorded Value	Amortization	Net Book Value
Licenses	$40,885	$11,029	$29,856
Technology acquired in acquisitions	8,613	455	8,158
Other	2,170	710	1,460

	$51,668	$12,194	$39,474

     Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $15.1 million and $15.5 million at March 31, 2008 and December 31, 2007, respectively.
     Amortization expense of intangible assets was $1.2 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of March 31, 2008 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense
2008 (remaining nine months)	$3,466
2009	4,927
2010	4,886
2011	4,792
2012	4,686
Thereafter	16,717

Total expected future annual amortization	$39,474

4. Segment and Significant Concentrations
     We and our wholly owned subsidiaries operate in one business segment.
     We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 31% and 53% of total product sales for the three months ended March 31, 2008 and 2007, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of product sales by geographic region for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(As a percent of total product sales)
Product Sales Geographic information:
North America	75%	81%
Europe	24%	18%
Japan and other	1%	1%

Total product sales	100%	100%

     No single country outside of the United States represented more than 10% of our total revenues, total net assets or total net property, plant and equipment in any period presented.
     There was one customer whose accounts receivable balance represented 28% and 22% of total receivables as of March 31, 2008 and December 31, 2007, respectively.
5. Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the Biohazard Detection System developed for the United States Postal Service. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of March 31, 2008 and December 31, 2007, the accrued profit sharing liability was $2.1 million and $0.5 million, respectively. Collaboration profit sharing expense was $3.7 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively. The total revenues and cost of product sales related to these cartridge sales are included in the respective balances in the condensed consolidated statement of operations.
6. Stock-Based Compensation Expense
     The stock-based compensation expense in the condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of product sales	$350	$266
Research and development	1,263	744
Sales and marketing	845	371
General and administrative	803	620

Total stock-based compensation expense	$3,261	$2,001

     The impact on basic and diluted net loss per share resulting from the adoption of SFAS 123(R) was $0.06 and $0.04 for the three months ended March 31, 2008 and 2007, respectively. In addition, stock-based compensation cost of approximately $0.8 million and $0.7 million was included in inventory as of March 31, 2008 and December 31, 2007, respectively.
     The fair value of our stock options granted to employees and shares purchased by employees under the ESPP for the three months ended March 31, 2008 and 2007 was estimated using the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
OPTION SHARES:
Expected Term (in years)	5.00	5.00
Volatility	0.58	0.73
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	2.91%	4.64%
Estimated Forfeitures	6.79%	14.30%
Weighted Average Fair Value	$15.17	$5.77

ESPP SHARES:

Expected Term (in years)	1.25	1.25
Volatility	0.51	0.49
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	2.12%	5.05%
Weighted Average Fair Value	$11.55	$3.08
7. Income Taxes
     We have no U.S. federal or state income tax provision for any period as we have incurred operating losses in all periods. The income tax benefit for the first quarter of 2008 of $0.3 million relates to research and development tax credits associated with our French subsidiary.
     We have substantially concluded all U.S. federal income tax matters for years through December 31, 2002. For federal income tax purposes, the open years are from 1996 through 2007 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the open years are from 1997 through 2007 due to either research credit carryovers or net operating loss carryforwards.
     We anticipate that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.
8. Commitments and Contingencies
     In February 2008, we entered into a long-term operating lease obligation for additional facilities of approximately 27,300 square feet in Sunnyvale, California. The lease begins May 1, 2008 and terminates July 31, 2012 for a total lease payment of $2.7 million, which includes an annual increase of approximately 4%. Rent expense for all operating leases for the three months ended March 31, 2008 and 2007 was $0.7 million and $0.6 million, respectively.

     In March 2008, we entered into an agreement to purchase $8.9 million of certain material used in production. As of March 31, 2008, the purchase commitment consisted of $2.0 million, $3.2 million and $3.5 million for the remainder of 2008, 2009 and 2010, respectively.
     We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
     In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
     To the extent permitted under California law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not specified in the agreements; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
     We respond to claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters, and such amounts are included in other accrued liabilities. Should we not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: development and manufacturing problems; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the Clinical Molecular Diagnostic market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical Molecular Diagnostic market; the level of testing at existing clinical customer sites; changes in the protocols or level of testing for methicillin resistant staphylococcus aureus (“MRSA”) and other healthcare associated infections; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
OVERVIEW
     We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical Molecular Diagnostic, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments (CLIA) moderate complexity categorization for an amplified molecular test system and an associated specific infectious disease test on the market in the United States. Our efforts are currently focused on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the Clinical Molecular Diagnostic market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.
     Our two principal systems are the SmartCycler and GeneXpert systems. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample. The GeneXpert system integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals, and doctors’ offices.
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
Sales Channels
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

Revenues
     Currently, we derive our revenues primarily from the sales of our two systems and associated reagents and disposables in the Clinical Molecular Diagnostic, Industrial, and Biothreat markets, and to a lesser extent from contract and government sponsored research.
Research and Development
     The objective of our research and development programs is to develop high-value test applications for the GeneXpert and/or SmartCycler systems for the Clinical Molecular Diagnostic, Biothreat, and Industrial testing market. We focus our research efforts on four main areas: a) systems engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems, b) chemistry research in our Bothell, Washington facility to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes, and dyes to optimize the speed, performance and ease-of-use of our assays, c) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, and d) target discovery research to identify novel micro RNA targets to be used in the development of future assays. Our development efforts focus primarily on the development of clinical diagnostic products that encompass many of the new technologies that are developed with our research programs. Research and development expenses were approximately $23.9 million for the year ended December 31, 2007 and $9.9 million for the three months ended March 31, 2008. We expect that our research and development expenses in 2008 will increase in line with our product development pipeline, our contract and collaborator revenues.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
     Except as discussed below, management believes that there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.
     Our investments at cost of $25.0 million at March 31, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. During the first quarter of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities primarily consist of investments that are either backed by pools of student loans, which are guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees. We determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors. We also considered various factors in determining whether to recognize an other-than-temporary impairment charge in the condensed consolidated statement of operations, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. After careful consideration of the various factors involved in the valuation of our auction rate securities, in the first quarter of 2008 we recorded an unrealized loss of $2.1 million, which is included in accumulated other comprehensive loss in the condensed consolidated balance sheet at March 31, 2008. Changes in the assumptions of our model based on the dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2008 and 2007
Revenues

	Three Months Ended March 31,
	2008	2007	% Change
	(Amounts in thousands)
Revenues:
System sales	$14,324	$6,837	110%
Reagent and disposable sales	27,596	15,230	81%

Total product sales	41,920	22,067	90%
Other revenue	2,913	3,477	(16)%

Total revenues	$44,833	$25,544	76%

     We operate in three market areas: Clinical Molecular Diagnostic, Industrial and Biothreat. The following table illustrates product sales in the three market areas as a percentage of total product sales for three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(As a % of total product sales)
Product sales by market:
Clinical Molecular Diagnostic	61%	34%
Biothreat	30%	52%
Industrial	9%	14%

Total product sales	100%	100%

     The increase in product sales of 90% to $41.9 million for the first quarter of 2008 from $22.1 million for the first quarter of 2007 was driven by increases of 191% in North America, excluding sales to the United States Postal Service, and 150% in Europe. The increase in system sales was primarily driven by a 407% increase in GeneXpert System sales for the Clinical Molecular Diagnostic market for healthcare associated infections. The increase in reagent and disposable sales was primarily due to sales of more than $8 million of our Xpert MRSA disposable tests, as compared to $45,000 for the first quarter of 2007. In addition, anthrax test cartridge sales in the Biothreat market increased 10% due to changes in the seasonality of purchases.
     The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended
	March 31,
	2008	2007
	(As a % of total product sales)
Product Sales by Geographic Regions:
North America	75%	81%
Europe	24%	18%
Japan and other	1%	1%

Total product sales	100%	100%

     The change in product sales by geographic regions for the three months ended March 31, 2008 compared to the same periods in 2007 was primarily due to increases in both system and reagent and disposable sales in the Clinical Molecular Diagnostic market in Europe.
     No single country outside of the United States represented more than 10% of our total revenues in any period presented.

     Other revenue of $2.9 million in the first quarter of 2008 decreased 16% from the same quarter in 2007 due primarily to the termination of the Centers for Disease Control program in the third quarter of 2007, which had program revenues of $1.1 million in the first quarter of 2007.
Costs and Operating Expenses

	Three Months Ended March 31,
	2008	2007	% Change
	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$22,986	$13,877	66%
Collaboration profit sharing	3,733	3,497	7%
Research and development	9,898	6,922	43%
Sales and marketing	6,941	4,493	54%
General and administrative	4,747	3,935	21%

Total costs and operating expenses	$48,305	$32,724	48%

     Cost of Product Sales
     Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales discussed above, cost of product sales increased 66% to $23.0 million for the first quarter of 2008 compared to $13.9 million for the first quarter of 2007. Our product gross margin percentage was 45% for the first quarter of 2008 compared to 37% for the first quarter of 2008. The increase in gross margin percentage is primarily due to a shift in product mix to higher margin products, such as clinical reagents, and increased manufacturing efficiencies resulting from automation of our manufacturing processes and increased volumes.
     Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $3.7 million and $3.5 million for the first quarter of 2008 and 2007, respectively. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program.
     Research and Development Expenses
     Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 43% to $9.9 million for the first quarter of 2008 from $6.9 million for the first quarter of 2007. The increase in research and development expenses of $3.0 million is primarily due to a $1.5 million increase in salaries and employee-related expenses, inclusive of a $0.5 million increase of stock-based compensation, resulting from our operational expansion in Europe and the United States, a $0.5 million increase in clinical trial costs and a $0.5 million increase in supplies used in research activities. We expect that our quarterly research and development expenses will increase during the remainder of 2008 as we increase our assay development, continue clinical trials and incur additional costs associated with other development arrangements but decline as a percentage of total revenues as compared to fiscal 2007.
     Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 54% to $6.9 million for the first quarter of 2008 from $4.5 million for the first quarter of 2007. The increase of $2.4 million included a $1.5 million increase in salaries and employee-related expenses, inclusive of a $0.5 million increase of stock-based compensation, and a $0.5 million increase in travel-related expenses. These increases reflect the increase in sales and marketing headcount and expanded efforts in the Clinical Molecular Diagnostic market, including Europe. We expect our sales and marketing expenses to increase during the remainder of 2008 as a result of the continuing expansion of our direct sales force in the United

States and the UK and as we expand our efforts in the Clinical Molecular Diagnostic market, with particular emphasis on pursuing the market opportunities for our Xpert MRSA test and other healthcare associated infections products, but remain relatively constant as a percentage of total revenues as compared to fiscal 2007.
     General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility, legal, accounting and other professional fees. General and administrative expenses increased 21% to $4.7 million for the first quarter of 2008 from $3.9 million for the first quarter of 2007. The increase of $0.8 million is primarily due to a $0.4 million increase in salaries and employee-related expenses, inclusive of a $0.2 million increase of stock-based compensation expense, that reflects an increase in headcount. In addition, legal, accounting, and other professional expenses increased $0.3 million in the first quarter of 2008 as compared to the same period of 2007. We expect our general and administrative expenses to increase modestly during the remainder of 2008 but decline as a percentage of total revenues as compared to fiscal 2007.
     Other Income (Expense), Net

	Three Months Ended March 31,
	2008	2007	% Change
	(Amounts in thousands)
Other income (expense), net:
Interest income	$540	$912	(41)%
Interest expense	(1)	(10)	(90)%
Other income (expense), net	743	125	494%

Total other income, net	$1,282	$1,027	25%

     Other income (expense), net consists of interest income, interest expense and other income (expense). For the first quarter of 2008, interest income decreased to $0.5 million from $0.9 million for the first quarter of 2007 primarily due to the use of investment in marketable securities to acquire Sangtec in the first quarter of 2007, as well as lower interest rates, and to fund operations since the first quarter of 2007. The increase in other income (expense), net was primarily from foreign currency gains, reflecting the continuing weakening of the U.S. Dollar since the first quarter of last year.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
     As of March 31, 2008, we had $20.0 million in cash and cash equivalents. The total cash, cash equivalents and marketable securities provided for the three months ended March 31, 2008 was $1.0 million, which primarily consisted of $6.7 million provided by financing activities that was partially offset by $1.9 million used for operating activities and $4.4 million for capital expenditures, net of proceeds from fixed asset sales.
     Net cash used in operating activities was $1.9 million and $8.8 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash used in operating activities primarily consisted of a $1.9 million net loss, which was offset by $2.9 million of depreciation expense and amortization of intangible assets and $3.3 million of stock based compensation. In addition, the decrease of $6.2 million attributable to changes in operating assets and liabilities primarily consisted of increases in receivables of $5.3 million, inventory of $3.2 million and prepaid expenses of $1.3 million and decreases in accrued compensation of $2.7 million and deferred revenue of $0.3, which were partially offset by an increase in accounts payable and other current liabilities and income taxes payable of $6.8 million.
     Net cash provided by investing activities was $1.4 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash provided by investing activities consisted of $4.8 million in capital expenditures, which was partially offset by $2.6 million marketable securities sold, $0.3 million proceeds from the sale of fixed assets and $0.5 million related to the transfer to unrestricted cash.
     Net cash provided by financing activities was $6.7 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, cash provided by financing activities primarily consisted of $6.7 million in net proceeds from the sale of common stock under our employee equity incentive plans.
     At March 31, 2008, we had $22.9 million invested in auction rate securities, all of which have failed to settle at auction since February 2008. We continue to earn interest on the investments that failed to settle at auction at the maximum contractual rate. All of our auction rate securities continue to carry at least an AAA rating by at least one of the rating agencies. Approximately $20.7 million of principal amount of auction rate securities owned by us are either backed by federal student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We currently anticipate that our existing cash resources, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We have the ability and intent to hold these investments until the market recovers. However, there is no assurance as to when the market for auction rate securities will stabilize.
Off-Balance-Sheet Arrangements
     As of March 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1933.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In addition, we do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.
     Our investments at cost of $25.0 million at March 31, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. During the first quarter of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities primarily consist of investments that are either backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees, and we continue to earn interest on the investments that failed to settle at auction at the maximum contractual rate. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors. We also considered various factors in determining whether to recognize an other-than-temporary impairment charge in the condensed consolidated statement of operations, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. After careful consideration of the various factors involved in the valuation of our auction rate securities, in the first quarter of 2008 we recorded an unrealized loss of $2.1 million, which is included in accumulated other comprehensive loss in the condensed consolidated balance sheet at March 31, 2008. Changes in the assumptions of our model based on the dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

     We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the first quarter of 2008 and fiscal 2007 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. For the first quarter of 2008, we recorded gains in foreign currency of $0.7 million, and during the first quarter of 2008 and the fiscal year ended December 31, 2007, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. We will continue to monitor and evaluate our internal processes relating to foreign exchange, including the potential use of hedging strategies.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve profitability.
     We have incurred operating losses in each period since our inception. We experienced net losses of approximately $26.0 million in 2006, $21.4 million in 2007 and $1.9 million for the first three months of 2008. As of March 31, 2008, we had an accumulated deficit of approximately $156.8 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our Xpert MRSA tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
If we cannot successfully commercialize our products, our business could be harmed.
     If our tests for use on the SmartCycler and GeneXpert systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our Xpert GBS, Xpert EV and Xpert MRSA tests, these products may not continue to achieve commercial success. Many factors may affect the market acceptance and commercial success of our products, including:
•	timely development of a menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	demand for the tests and reagents we are able to introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts; and

•	publicity concerning our systems and tests.
     In particular, we believe that the success of our business will depend in large part on our ability to continue to increase sales of our Xpert MRSA tests and our ability to introduce additional tests for the Clinical Molecular Diagnostic market. We believe that successfully building our business in the Clinical Molecular Diagnostic market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to enter the Clinical Molecular Diagnostic market. If we cannot successfully penetrate the Clinical Molecular Diagnostic market to exploit these licenses, these investments may not yield significant returns, which could harm our business.
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
     We rely on third-party licenses to be able to sell many of our products, and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our systems. We believe that manufacturing reagents and developing tests for our systems is important to our business and growth prospects but may require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature or for some reagents on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.
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
Our participation in the USPS BDS program may not result in predictable revenues in the future.
     Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment and is highly sensitive to changes in national and international priorities and budgets. Budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.
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
     We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.
If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed and our ability to generate revenue could be diminished.
     Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.
If certain single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.
     We depend on certain single source suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.
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
     Several companies provide systems and reagents for DNA amplification or detection. ABI and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Siemens, Third Wave Technologies and bioMerieux, offer molecular tests.
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
     Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to giant licenses which shall be exclusive under any of such inventions to a third party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.
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
     The sales cycles for our systems products can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products within the Industrial market and those involving our corporate accounts within the Clinical Diagnostic market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.
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
     Our sales to customers outside the United States are subject to government export regulations that require us to obtain licenses to export such products internationally. In particular, we are required to obtain a new license for each purchase order of our biothreat products that are exported outside the United States. Delays or denial of the grant of any required license, or changes to the regulations that make such delays or denials more likely or frequent, could make it difficult to make sales to foreign customers and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.
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
Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months, and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

     Our investments of $25.0 million at March 31, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. During the first quarter of 2008, certain auction rate securities failed to settle at auction. Our auction rate securities primarily consist of investments that are either backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $2.1 million at March 31, 2008 related to these auction rate securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, and the underlying securities mature, are refinanced or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. While we presently do not intend to liquidate these investments, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge at a future date, which would adversely affect our reported results of operations in such period. Additionally, if we were to require additional cash to fund our operations or to for other corporate purposes, we may not have access to the funds invested in these auction rate securities.
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
     Our business depends on the overall demand in our industry. Some of the markets we serve are emerging, and the purchase of our products can be discretionary. Weak economic conditions in our target markets, or a reduction in spending in our industry even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including lower prices for our products and reduced unit sales.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 31, 2007 and January 31, 2008, we sold an aggregate of 174,922 shares of our common stock to certain of our employees pursuant to our 2000 Employee Stock Purchase Plan. We believe this issuance was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The sale of these securities was made without general solicitation or advertising and resulted in proceeds to us of approximately $1.3 million. We filed a Form S-8 with the Securities and Exchange Commission in connection with the sale of certain of these securities on March 28, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 7th day of May 2008.

CEPHEID
(Registrant)

/s/ John L. Bishop John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew D. Miller Andrew D. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit Description

10.1	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.