Form 10-Q
period 2008-06-30
CEPHEID
filed 2008-08-06
CIK 1037760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☐  Yes ☑  No
As of July 25, 2008 there were 57,445,772 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2008
Cepheid®, GeneXpert®, SmartCycler®, I-CORE®, OmniMix®, Sangtec®, SmartCap®, SmartMix®, Xpert® and affigene® are registered trademarks of Cepheid. The Cepheid logo, SmartCycler II and Actigenics are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,866	$16,476
Marketable securities	—	27,550
Accounts receivable, net	18,573	21,263
Inventory	28,505	23,821
Prepaid expenses and other current assets	3,826	2,565

Total current assets	75,770	91,675
Property and equipment, net	22,293	17,174
Investments	21,983	—
Other non-current assets	430	923
Intangible assets, net	38,319	40,629
Goodwill	14,844	14,844

Total assets	$173,639	$165,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,626	$10,587
Accrued compensation	8,362	8,573
Accrued royalties	6,791	6,913
Accrued collaboration profit sharing	1,388	522
Accrued and other liabilities	7,290	4,742
Income tax payable	—	213
Deferred revenue	2,927	4,016

Total current liabilities	39,384	35,566
Deferred revenue	1,795	2,054
Other liabilities	1,065	690

Total liabilities	42,244	38,310

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized, 57,284,753 and 55,611,398 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	264,140	254,807
Additional paid-in capital	33,930	26,697
Accumulated other comprehensive income (loss)	(2,390)	340
Accumulated deficit	(164,285)	(154,909)

Total shareholders’ equity	131,395	126,935

Total liabilities and shareholders’ equity	$173,639	$165,245

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
System sales	$12,423	$9,394	$26,747	$16,231
Reagent and disposable sales	26,530	14,190	54,126	29,420

Total product sales	38,953	23,584	80,873	45,651
Other revenue	3,097	3,589	6,010	7,066

Total revenues	42,050	27,173	86,883	52,717

Costs and operating expenses:
Cost of product sales	22,870	13,879	45,856	27,756
Collaboration profit sharing	2,777	2,731	6,510	6,228
Research and development	10,964	7,439	20,862	14,361
Sales and marketing	7,434	5,067	14,375	9,560
General and administrative	5,518	4,038	10,265	7,973

Total costs and operating expenses	49,563	33,154	97,868	65,878

Loss from operations	(7,513)	(5,981)	(10,985)	(13,161)
Other income (expense):
Interest income	258	642	798	1,554
Interest expense	(1)	(4)	(2)	(14)
Other income (expense), net	(66)	102	677	227

Other income, net	191	740	1,473	1,767

Net loss before income tax benefit	(7,322)	(5,241)	(9,512)	(11,394)
Income tax benefit (expense)	(204)	—	136	—

Net loss	$(7,526)	$(5,241)	$(9,376)	$(11,394)

Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.17)	$(0.21)

Shares used in computing basic and diluted net loss per share	57,054	55,149	56,603	55,081

See accompanying notes.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,376)	$(11,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,129	2,558
Amortization of intangible assets	2,310	2,050
Amortization of prepaid compensation expense	126	125
Stock-based compensation related to employees and consulting services rendered	6,968	4,299
Deferred rent	376	8
Changes in operating assets and liabilities:
Accounts receivable	2,690	(6,884)
Inventory	(4,419)	(5,352)
Prepaid expenses and other current assets	(1,239)	(764)
Other non-current assets	(161)	210
Accounts payable and other current liabilities	5,333	545
Income taxes payable	(213)	—
Accrued compensation	(210)	393
Accrued expense for patent-related matter	—	(3,350)
Deferred revenue	(1,348)	1,921

Net cash provided by (used in) operating activities	3,966	(15,635)

Cash flows from investing activities:
Capital expenditures	(9,000)	(2,955)
Payments for technology licenses	—	(4,737)
Cost of Sangtec acquisition, net of cash acquired	—	(27,341)
Proceeds from maturities of marketable securities	2,550	39,500
Proceeds from the sale of fixed assets	1,011	—
Transfer to unrestricted cash	517	—

Net cash provided by (used in) investing activities	(4,922)	4,467

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	9,333	1,523
Principal payments under equipment financing	—	(257)
Payment of note payable	(4)	(44)

Net cash provided by financing activities	9,329	1,222

Effect of exchange rate change on cash	17	(64)

Net increase (decrease) in cash and cash equivalents	8,390	(10,010)
Cash and cash equivalents at beginning of period	16,476	17,186

Cash and cash equivalents at end of period	$24,866	$7,176

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
     The condensed consolidated balance sheet at June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2008 or for any future period. The condensed consolidated balance sheet as of December 31, 2007 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.
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
     The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Raw Materials	$10,729	$9,956
Work in Process	7,803	7,550
Finished Goods	9,973	6,315

	$28,505	$23,821

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
Warranty Reserve
     We warrant our systems to be free from defects for a period of 12 to 15 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$704	$316	$549	$256
Costs incurred and charged against reserve	(342)	(53)	(519)	(94)
Accrual related to current period product sales	428	155	715	273
Adjustment to pre-existing warranties	(40)	(10)	5	(27)

Balance at end of period	$750	$408	$750	$408

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
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at June 30, 2008 and December 31, 2007, we had no accrued interest or penalties.
Net Loss per Share
     Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 9,084,031 and 8,825,305 at June 30, 2008 and 2007, respectively.
Comprehensive Loss
     Comprehensive loss includes net loss as well as other comprehensive income or loss. Other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(7,526)	$(5,241)	$(9,376)	$(11,394)
Other comprehensive income (loss):
Foreign currency translation adjustments	(46)	(11)	288	(63)
Unrealized loss on available-for-sale securities	(873)	—	(3,017)	—

Comprehensive loss	$(8,445)	$(5,252)	$(12,105)	$(11,457)

Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Recent Accounting Pronouncements
     In April 2008, the FASB issued FSP 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement will not result in a change in current practice. We (not our auditor) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our financial position, cash flows or results of operations.

2. Fair Value
     SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable, that may be used to measure fair value. The three levels of inputs are the following:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalent - Money market funds	$9,004	$—	$—	$9,004
Investments - taxable auction variable rate notes	—	—	21,983	21,983

	$9,004	$—	$21,983	$30,987

     Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our condensed consolidated balance sheet as of June 30, 2008. These investments were valued at fair value as of June 30, 2008. The following table provides a summary of changes in fair value of our auction rate securities for the three and six-months periods as of June 30, 2008 (in thousands):

	Level 1	Level 3
Balance at January 1, 2008	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in accumulated other comprehensive loss	—	(2,144)

Balance at March 31, 2008	—	22,856
Unrealized loss included in accumulated other comprehensive loss	—	(873)

Balance at June 30, 2008	$—	$21,983

     Our investment portfolio of auction rate securities is structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that are well in excess of ten years. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. Accordingly, we believe that the credit quality of these securities is high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Until the first quarter of 2008, the fair values of the Company’s auction rate securities were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date, the Company had categorized its investments in auction rate securities as Level 1. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors.

     Based on an analysis of other-than-temporary impairment factors, we have recorded cumulative temporary impairments within other accumulated comprehensive loss of approximately $3.0 million as of June 30, 2008 related to these auction rate securities. We believe we have the ability to hold these investments until maturity. However, the funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities mature, are refinanced or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. We will continue to evaluate our accounting for these investments quarterly.
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
     The recorded value and accumulated amortization of major classes of intangible assets at June 30, 2008 were as follows (in thousands):

		Accumulated
	Recorded Value	Amortization	Net Book Value
Licenses	$40,885	$11,899	$28,986
Technology acquired in acquisitions	8,613	605	8,008
Other	2,170	845	1,325

	$51,668	$13,349	$38,319

     Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $14.8 million and $15.5 million at June 30, 2008 and December 31, 2007, respectively.
     Amortization expense of intangible assets was $1.2 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of June 30, 2008 is as follows, assuming no impairment charges (in thousands):

Amortization
For the Years Ending December 31,	Expense
2008 (remaining six months)	$2,311
2009	4,927
2010	4,886
2011	4,792
2012	4,686
Thereafter	16,717

Total expected future annual amortization	$38,319

4. Segment and Significant Concentrations
     We and our wholly owned subsidiaries operate in one business segment.
     We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 25% and 39% of total product sales for the three months ended June 30, 2008 and 2007, respectively and 28% and 64% of total product sales for the six months ended June 30, 2008 and 2007, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. There was one customer whose accounts receivable balance represented 14% and 22% of total receivables as of June 30, 2008 and December 31, 2007, respectively. The following table provides a breakdown of product sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(As a percent of total product sales)
Product Sales Geographic information:
North America	76%	77%	76%	79%
Europe	23%	22%	23%	20%
Japan and other	1%	1%	1%	1%

Total product sales	100%	100%	100%	100%

     No single country outside of the United States represented more than 10% of our total revenues or total assets in any period presented.
5. Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the Biohazard Detection System developed for the United States Postal Service. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of June 30, 2008 and December 31, 2007, the accrued profit sharing liability was $1.4 million and $0.5 million, respectively. Collaboration profit sharing expense was $2.8 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $6.5 and $6.2 million for the six months ended June 30, 2008 and 2007, respectively. The total revenues and cost of product sales related to these cartridge sales are included in the respective balances in the condensed consolidated statement of operations.
6. Shareholders’ Equity
     Stock Option Plan
     On April 24, 2008, we held our 2008 Annual Meeting of Shareholders and the shareholders approved amendments to our 2006 Equity Incentive Plan (the “EIP”). The following is a summary of the amendments to the EIP:
•	Shares Authorized: Increased the number of shares of common stock reserved for issuance under the EIP by 1,800,000.

•	Full-Value Share Multiple for Determining the Number of Shares Available for Grant: Increased the ratio from 1.6 to 1.75 by which any awards other than options or stock appreciation rights decrease the number of available shares.

•	Stock Appreciation Rights: Stock appreciation rights (“SARs”) may only be granted under the EIP with an exercise price that is at or above the fair market value of our common stock on the date of grant.

•	Repricing Prohibited: Clarified the requirement of shareholder approval for certain actions related to the repricing of awards outstanding under the EIP. Repricing, including canceling, substituting, or exchanging outstanding options or SARs for cash, other awards or options or SARs with an exercise price less than the exercise price of the original options or SARs, is prohibited unless approved by shareholders.
Stock-Based Compensation Expense
     The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of product sales	$246	$36	$596	$302
Research and development	1,414	1,047	2,677	1,791
Sales and marketing	909	424	1,755	795
General and administrative	1,138	791	1,941	1,411

Total stock-based compensation expense	$3,707	$2,298	$6,969	$4,299

     The impact on basic and diluted net loss per share resulting from the adoption of SFAS 123(R) was $0.06 and $0.04 for the three months ended June 30, 2008 and 2007, respectively, and $0.06 and $0.08 for the six months ended June 30, 2008 and 2007. In addition, stock-based compensation cost of approximately $1.0 million and $0.5 million was included in inventory as of June 30, 2008 and December 31, 2007, respectively.
     The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OPTION SHARES:
Expected Term (in years)	4.46	5.00	4.52	5.00
Volatility	0.60	0.66	0.60	0.67
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	2.93%	4.57%	2.93%	4.58%
Estimated Forfeitures	7.74%	14.55%	7.27%	14.55%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.51	0.48	0.51	0.48
Expected Dividends	0.00%	0.00%	0.00%	0.00%
     The weighted average fair value of our stock options granted to employees was $10.49 and $7.03 for the three months ended June 30, 2008 and 2007, respectively, and $10.98 and $6.82 for the six months ended June 30, 2008 and 2007, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $11.55 and $3.08 for both the three and six months ended June 30, 2008 and 2007, respectively.
7. Income Taxes
     We have had no U.S. federal or state income tax provision for any period prior to the three months ended June 30, 2008, as we have incurred operating losses in all periods. The income tax expense for the three months ended June 30, 2008 of $0.2 million relates to foreign withholding tax. The net income tax benefit for the six months ended June 30, 2008 of $0.1 million relates to research and development tax credits associated with our French subsidiary, less the foreign withholding tax expense.
     We have substantially concluded all U.S. federal income tax matters for years through December 31, 2003. For federal income tax purposes, the open years are 1996 through 2007 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2002. For California state income tax purposes, the open years are 1997 through 2007 due to either research credit carryovers or net operating loss carryforwards.
     We anticipate that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, or FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
     The Company’s total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2007 was $0.2 million and $3.7 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the six months ended June 30, 2008, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits.
     No changes to deferred tax assets for unrecognized tax benefits were recorded in the three and six months ended June 30, 2008.

8. Commitments and Contingencies
     In February 2008, we entered into a long-term operating lease obligation for additional facilities of approximately 27,300 square feet in Sunnyvale, California. The lease began May 1, 2008 and terminates July 31, 2012 for a total lease payment of $2.7 million, which includes an annual increase of approximately 4%. Rent expense for all operating leases for the three months ended June 30, 2008 and 2007 was $0.9 million and $0.7 million, respectively, and six months ended June 30, 2008 and 2007 was $1.6 million and $1.2 million, respectively.
     In March 2008, we entered into an agreement to purchase $8.9 million of certain material used in production. As of June 30, 2008, the purchase commitment consisted of $2.0 million, $3.2 million and $3.5 million for the remainder of 2008, 2009 and 2010, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our methicillin resistant staphylococcus aureus (“MRSA”) products; changes in the protocols, best practices or level of testing for MRSA and other healthcare associated infections; development and manufacturing problems; the need for additional licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical Molecular Diagnostic market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical Molecular Diagnostic market; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
     Our two principal systems are the GeneXpert and SmartCycler systems. The GeneXpert system integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals, and doctors’ offices. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample.
     The GeneXpert system represents a paradigm shift in the automation of molecular analysis, producing accurate results in a timely manner with minimal risk of contamination. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures.
     We currently have available a broad and expanding menu of tests and reagents for use on our systems. Our reagents and tests are marketed along with our systems on a worldwide basis.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
     Except as discussed below, management believes that there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.
     Our investments at cost of $25.0 million at June 30, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. During the first and second quarters of 2008, certain of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees and insurance. We determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors. We also considered various factors in determining whether to recognize an other-than-temporary impairment charge in the condensed consolidated statement of operations, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2008, we had $22.0 million invested in auction rate securities, all of which have failed to settle at auction since March 2008. After careful consideration of the various factors involved in the valuation of our auction rate securities, as of June 30, 2008 we have recorded cumulative unrealized losses of $3.0 million, which are included in accumulated other comprehensive loss in the condensed consolidated balance sheet. Changes in the assumptions of our model based on the dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities. While we presently do not intend to liquidate these investments, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity or recovery, we may be required to record an impairment charge at a future date, which would adversely affect our reported results of operations in such period.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2008 and 2007
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)
Revenues:
System sales	$12,423	$9,394	32%	$26,747	$16,231	65%
Reagent and disposable sales	26,530	14,190	87%	54,126	29,420	84%

Total product sales	38,953	23,584	65%	80,873	45,651	77%
Other revenue	3,097	3,589	(14)%	6,010	7,066	(15)%

Total revenues	$42,050	$27,173	55%	$86,883	$52,717	65%

     We operate in three market areas: Clinical Molecular Diagnostic, Industrial and Biothreat. The following table illustrates product sales in the three market areas as a percentage of total product sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(As a % of total product sales)
Product sales by market:
Core Clinical	53%	26%	48%	24%
Clinical Partner	13%	19%	16%	15%

Clinical Molecular Diagnostic	66%	45%	64%	39%
Biothreat	24%	38%	27%	45%
Industrial	10%	17%	9%	16%

Total product sales	100%	100%	100%	100%

     Within the Clinical Molecular Diagnostic market, we have core clinical sales to laboratories and hospitals and non-core clinical sales to partners. Non-core clinical partner sales include sales of our SmartCycler System to Becton Dickinson as well as OEM sales of selected tests to Roche. The increase in product sales of 65% to $39.0 million for the second quarter of 2008 from $23.6 million for the second quarter of 2007 was driven by increases of 124% in North America, excluding sales to the USPS, and 74% in Europe. The increase in system sales was primarily driven by an 84% increase in GeneXpert System sales for the core Clinical Molecular Diagnostic market for healthcare associated infections. The increase in reagent and disposable sales was primarily due to sales of approximately $11 million of our Xpert MRSA disposable tests, as compared to less than $0.5 million for the second quarter of 2007. The increase in product sales of 77% to $80.9 million for the six months ended June 30, 2008 from $45.7 million for the same period in 2007 was driven by increases of 152% in North America, excluding sales to the USPS, 9% in sales to the USPS and 107% in sales in Europe. The increase in system sales was primarily driven by a 169% increase in GeneXpert System sales for the core Clinical Molecular Diagnostic market for healthcare associated infections. The increase in reagent and disposable sales was primarily due to sales of more than $19 million of our Xpert MRSA disposable tests, as compared to less than $0.5 million for the six months ended June 30, 2007. We expect our core Clinical Molecular Diagnostic product sales to continue to increase during the remainder of 2008 with the continued expansion of the healthcare associated infections market, however, we expect that our clinical partner product sales to continue to decrease during the remainder of 2008 due to our contract with Becton Dickinson expiring in November 2008 and the cancellation by Roche of certain contracted purchases. We also expect our Biothreat sales to the USPS to decrease during the second half of 2008 as compared to the first half of 2008.

     The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(As a % of total product sales)
Product Sales by Geographic Regions:
North America	76%	77%	76%	79%
Europe	23%	22%	23%	20%
Japan and other	1%	1%	1%	1%

Total product sales	100%	100%	100%	100%

     The change in product sales by geographic regions for the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to increases in both system and reagent and disposable sales in the Clinical Molecular Diagnostic market in Europe.
     No single country outside of the United States represented more than 10% of our total revenues in any period presented.
     Other revenue of $3.1 million in the three months ended June 30, 2008 decreased 14% from $3.6 million for the same period in 2007. Other revenue of $6.0 million for the six months ended June 30, 2008 decreased 15% from $7.1 million for the same period in 2007. The decrease in each period was primarily due to the termination of the Centers for Disease Control program in the third quarter of 2007, which had higher program revenues of $1.1 million and $2.2 million in the three and six months ended June 30, 2007 than in the same respective periods of 2008. We expect that our quarterly other revenue will decrease during the remainder of 2008 as certain of our collaboration projects reach transition levels in their lifecycles.
Costs and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$22,870	$13,879	65%	$45,856	$27,756	65%
Collaboration profit sharing	2,777	2,731	2%	6,510	6,228	5%
Research and development	10,964	7,439	47%	20,862	14,361	45%
Sales and marketing	7,434	5,067	47%	14,375	9,560	50%
General and administrative	5,518	4,038	37%	10,265	7,973	29%

Total costs and operating expenses	$49,563	$33,154	49%	$97,868	$65,878	49%

     Cost of Product Sales
     Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales discussed above, cost of product sales increased 65% to $22.9 million for the second quarter of 2008 compared to $13.9 million for the second quarter of 2007 and increased 65% to $45.9 million from $27.8 million for the first six months of 2008 and 2007, respectively. Our product gross margin percentage was 41% for the second quarter of 2008 compared to 41% for the second quarter of 2007 and 43% for the six months ended June 30, 2008 as compared to 39% for the same period in 2007. The increase in gross margin percentage in the six months ended June 30, 2008 versus the same period in 2007 was primarily due to a shift in product mix to higher margin products, such as clinical reagents, and increased manufacturing efficiencies resulting from automation of our manufacturing processes and increased volumes, offset by costs associated with a production issue related to a GeneXpert cartridge part during the second quarter of 2008. We expect our gross margin percentage in the second half of 2008 to return to the approximate level achieved in the first three months of 2008, which was 45%.
     Collaboration Profit Sharing
     Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $2.8 million and $2.7 million for the second quarter of 2008 and 2007, respectively, and $6.5 and $6.2 million for the six months ended June 30, 2008 and 2007, respectively.

The slight increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program, which we expect will decrease during the second half of 2008 as compared with the first half of 2008.
     Research and Development Expenses
     Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 47% to $11.0 million for the second quarter of 2008 from $7.4 million for the second quarter of 2007. The increase in research and development expenses of $3.6 million is primarily due to a $1.1 million increase in salaries and employee-related expenses, inclusive of a $0.4 million increase in stock-based compensation. Other increases included a $0.6 million increase in clinical trial costs, a $0.6 million increase in supplies used in research activities and a $0.2 million increase in contractor costs. Research and development expenses increased 45% to $20.9 million in the six months ended June 30, 2008 from $14.4 million in the same period of 2007. The increase in research and development expenses of $6.5 million is primarily due to a $2.6 million increase in salaries and employee-related expenses, inclusive of a $1.0 million increase of stock-based compensation. Other increases included a $1.1 million increase in clinical trial costs, a $1.1 million increase in supplies used in research activities and a $0.2 million increase in contractor costs. We expect that our quarterly research and development expenses will increase during the remainder of 2008 as we increase the number of our assays under development, continue clinical trials and incur additional costs associated with other development arrangements.
     Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 47% to $7.4 million for the second quarter of 2008 from $5.1 million for the second quarter of 2007. The increase of $2.3 million included a $1.6 million increase in salaries and employee-related expenses, inclusive of a $0.5 million increase in stock-based compensation, and a $0.3 million increase in travel-related expenses. Sales and marketing expenses increased 50% to $14.4 million in the six months ended June 30, 2008 from $9.6 million in the same period of 2007. The increase of $4.8 million included a $3.4 million increase in salaries and employee-related expenses, inclusive of a $0.9 million increase in stock-based compensation, and a $0.5 million increase in travel-related expenses. These increases reflect the increase in sales and marketing headcount and expanded efforts in the Clinical Molecular Diagnostic market, including Europe. We expect our sales and marketing expenses to increase during the remainder of 2008 as a result of the continuing expansion of our direct sales force in the UK and our marketing team both in the United States and Europe, and as we continue to expand our efforts in the Clinical Molecular Diagnostic market, with particular emphasis on pursuing the market opportunities for our Xpert MRSA test and other healthcare associated infections products, but we believe these expenses will remain relatively constant as a percentage of total revenues as compared to fiscal 2007.
     General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility, legal, accounting and other professional fees. General and administrative expenses increased 37% to $5.5 million for the second quarter of 2008 from $4.0 million for the second quarter of 2007. The increase of $1.5 million is primarily due to a $0.6 million increase in salaries and employee-related expenses, inclusive of a $0.3 million increase in stock-based compensation expense, which reflects an increase in headcount. In addition, legal, accounting, and other professional expenses increased $0.4 million in the second quarter of 2008 as compared to the same period of 2007. General and administrative expenses increased 29% to $10.3 million in the six months ended June 30, 2008 from $8.0 million in the same period of 2007. The increase of $2.3 million is primarily due to a $1.0 million increase in salaries and employee-related expenses, inclusive of a $0.5 million increase in stock-based compensation expense, which reflects an increase in headcount. In addition, legal, accounting, and other professional expenses increased $0.8 million in the first half of the year in 2008 as compared to the same period of 2007. We expect our general and administrative expenses to increase modestly during the remainder of 2008 but decline as a percentage of total revenues as compared to fiscal 2007.

     Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)
Other income (expense), net:
Interest income	$258	$642	(60)%	$798	$1,554	(49)%
Interest expense	(1)	(4)	75%	(2)	(14)	86%
Other income (expense), net	(66)	102	(165)%	677	227	198%

Total other income, net	$191	$740	(74)%	$1,473	$1,767	(17)%

     Other income (expense), net consists of interest income, interest expense and other income (expense). Interest income decreased to $0.3 million for the second quarter of 2008 from $0.6 million for the second quarter of 2007 and decreased to $0.8 million for the six months ended June 30, 2008 from $1.6 million for the same period in 2007. The decrease is primarily due to lower interest rates in 2008 than in 2007 and lower average cash balances, as cash has been used to fund operations as well as the Sangtec acquisition in the second quarter of 2007. Other income (expense), net decreased to a $0.1 million loss from a $0.1 million gain, primarily due to foreign currency losses reflecting fluctuation of the U.S. Dollar during the second quarter of 2008. The increase in other income (expense), net to $0.7 million for the six months ended June 30, 2008 from $0.2 million for the same period in 2007, was primarily from foreign currency gains, reflecting the overall weakening of the U.S. Dollar since the second quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
     As of June 30, 2008, we had $24.9 million in cash and cash equivalents. The total cash, cash equivalents and marketable securities increase in the six months ended June 30, 2008 was $8.4 million, which primarily consisted of $9.3 million provided by financing activities and $4.0 million provided by operating activities offset by $4.9 million used in investing activities.
     Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2008, versus net cash used in operating activities of $15.6 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash used in operating activities primarily consisted of a $9.4 million net loss, which was offset by $5.4 million of depreciation expense and amortization of intangible assets, $7.0 million of stock based compensation and $0.4 of deferred rent. In addition, the increase of $0.4 million attributable to changes in operating assets and liabilities primarily consisted of increases in inventory of $4.4 million, prepaid expenses of $1.2 million and $0.2 million of other non-current assets and decreases in receivables of $2.7 million, accrued compensation of $0.2 million and deferred revenue of $1.3 million, which were partially offset by an increase in accounts payable and other current liabilities and income taxes payable of $5.1 million.
     Net cash used in investing activities was $4.9 million for the six months ended June 30, 2008, versus net cash provided by investing activities of $4.5 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash used in investing activities consisted of $9.0 million in capital expenditures, which was partially offset by $2.6 million in proceeds from the sale of marketable securities, $1.0 million in proceeds from the sale of fixed assets and $0.5 million related to the transfer to unrestricted cash.
     Net cash provided by financing activities was $9.3 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, cash provided by financing activities primarily consisted of $9.3 million in net proceeds from the sale of common stock under our employee equity incentive plans.
     At June 30, 2008, we had $22.0 million invested in auction rate securities, all of which have failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At June 30, 2008, all of our auction rate securities continue to carry at least an AAA rating by at least one of the rating agencies. Approximately $20.7 million of principal amount of auction rate securities owned by us are either backed by federal student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We currently anticipate that our existing cash resources, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We have the ability and intent to hold these investments until the market recovers. However, there is no assurance as to when the market for auction rate securities will stabilize.
Off-Balance-Sheet Arrangements
     As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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
     Please see Note 8 to our financial statements included herein for a description of certain changes to our commitments and contingencies.
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
     Our investments at cost of $25.0 million at June 30, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. During the first and second quarters of 2008, certain of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees and insurance, and we continue to earn interest on the investments that failed to settle at auction at the maximum contractual rate. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees and insurance, the timing and probability of the auction succeeding or the security being called and discount factors. We also considered various factors in determining whether to recognize an other-than-temporary impairment charge in the condensed consolidated statement of operations, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. After careful consideration of the various factors involved in the valuation of our auction rate securities, as of the second quarter of 2008 we have recorded cumulative unrealized losses of $3.0 million, which are included in accumulated other comprehensive loss in the condensed consolidated balance sheet at June 30, 2008. Changes in the assumptions of our model based on the dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.
     We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities are transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. We recorded losses in foreign currency of $0.1 million for the second quarter of 2008 and gains in foreign currency of $0.6 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 and the fiscal year ended December 31, 2007, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. We will continue to monitor and evaluate our internal processes relating to foreign exchange, including the potential use of hedging strategies.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies, including our company, to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve profitability.
     We have incurred operating losses in each period since our inception. We experienced net losses of approximately $26.0 million in 2006, $11.4 million in 2007 and $9.4 million for the first six months of 2008. As of June 30, 2008, we had an accumulated deficit of approximately $164.3 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical Molecular Diagnostic market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our Xpert MRSA tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.
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
     The sales cycles for our systems products can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products involving our corporate accounts within the Clinical Diagnostic market and those within the Industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain industry sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated. In addition, non-core clinical partner sales to companies such as Becton Dickinson and Roche can vary significantly from period to period.
If we cannot successfully commercialize our products, our business could be harmed.
     If our tests for use on the GeneXpert and SmartCycler systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our Xpert GBS, Xpert EV and Xpert MRSA tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:
•	timely development of a menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	demand for the tests and reagents we are able to introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	level of reimbursement for our products by third-party payers; and

•	publicity concerning our systems and tests.
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
     In the Clinical Molecular Diagnostic market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to six months from submission but can take longer. The PMA process is much more costly, lengthy, and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.
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
     Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington and Bromma, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.
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
     In the ordinary course of our business, we enter into collaborative arrangements to develop new products or to pursue new markets. These collaborations may not result in the development of products that achieve commercial success, and these collaborations could be terminated prior to developing any products. In addition, our collaboration partners may not necessarily purchase the volume of products that we expect. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues in the future.
Our participation in the USPS BDS program may not result in predictable revenues in the future.
     Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment and is highly sensitive to changes in national priorities and budgets. Budgetary pressures may result in reduced allocations to government agencies such as the USPS, sometimes without advanced notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.
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
     Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. For example, during the second quarter of 2008, we experienced a manufacturing issue with respect to our cartridges, which caused us to experience increased costs and negatively affected our gross margin for the period. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.
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
     Several companies provide systems and reagents for DNA amplification or detection. ABI and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical Molecular Diagnostic market. Other companies, including Siemens, Hologic and bioMerieux, offer molecular tests.
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
     In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Furthermore, any failure in the overall BDS, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.
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
     Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.
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

We have reformatted certain of our products affected by the U.S. Food and Drug Administration final interpretation of the regulations governing the sale of Analyte Specific Reagent ("ASR") products which could prevent or delay our sales of these products.
     In September 2007, the FDA published final guidance clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. The guidance becomes effectively enforced on September 15, 2008. ASRs are a class of products that do not require regulatory clearance or approval but do require compliance with the FDA’s Good Manufacturing Practice Regulations. The final guidance contains interpretations of the ASR regulations with regard to which products may be characterized as ASRs. The final ASR guidance has caused us to implement modifications of some of our ASR products in order for us to continue selling them. We have no assurances that the reformatted products will achieve market acceptance. In addition, we may not be able to reformat certain of our ASRs in a timely enough manner to meet the needs of our customer base. The final guidance has curtailed our interest in developing any new products that would previously have qualified as ASRs.
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
     Our manufacturing facilities are located in Sunnyvale, California, Bromma, Sweden, and Bothell, Washington. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.
Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months, and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.
     Our investments of $25.0 million at June 30, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. During the first and second quarters of 2008, certain of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees and insurance. Based on an analysis of other-than-temporary impairment factors, we have recorded cumulative temporary impairments within other accumulated comprehensive loss of approximately $3.0 million as of June 30, 2008 related to these auction rate securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities mature, are refinanced or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. While we presently do not intend to liquidate these investments, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity or recovery, we may be required to record an impairment charge at a future date, which would adversely affect our reported results of operations in such period. Additionally, if we were to require additional cash to fund our operations or to for other corporate purposes, we may not have access to the funds invested in these auction rate securities.
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
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     We held our 2008 Annual Meeting of Shareholders (“Annual Meeting”) on April 24, 2008. At the Annual Meeting, shareholders voted on three matters: the election of three Class III directors to serve three year terms, the approval of certain amendments to our 2006 Equity Incentive Plan and the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
     At the Annual Meeting, Robert J. Easton, Mitchell D. Mroz and Hollings C. Renton were elected as Class III directors in an uncontested election.

	Shares	Shares	Shares	Shares
Name	For	Against	Abstaining	Withheld
Robert J. Easton	48,218,612	—	—	2,779,383
Mitchell D. Mroz	49,938,619	—	—	1,059,376
Hollings C. Renton	48,073,409	—	—	2,924,586
     At the Annual Meeting, the amendments to our 2006 Equity Incentive Plan described elsewhere in this report were approved by the following vote:

Shares	Shares	Shares
For	Against	Abstaining	Non Votes
24,135,428	9,228,437	255,730	17,378,400
     At the Annual Meeting, the appointment of Ernst & Young LLP was ratified by the following vote:

Shares	Shares	Shares
For	Against	Abstaining	Non Votes
50,652,542	282,649	62,804	—
ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	2006 Equity Incentive Plan, as amended and restated.	8-K	000-30755	99.1	4/25/2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 6th day of August 2008.

CEPHEID
(Registrant)

/s/ John L. Bishop

John L. Bishop
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Andrew D. Miller

Andrew D. Miller Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1	2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Cepheid’s Current Report on Form 8-K filed on April 25, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.