Form 10-Q
period 2008-09-30
CEPHEID
filed 2008-11-07
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑  No

As of October 28, 2008 there were 57,647,607 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2008

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, OmniMix®, affigene®, Sangtec®, and Actigenics are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,389	$16,476
Marketable securities	—	27,550
Accounts receivable, net	17,883	21,263
Inventory	29,870	23,821
Prepaid expenses and other current assets	3,751	2,565

Total current assets	75,893	91,675
Property and equipment, net	23,412	17,174
Investments	21,023	—
Other non-current assets	422	923
Intangible assets, net	37,163	40,629
Goodwill	17,514	14,844

Total assets	$175,427	$165,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,079	$10,587
Accrued compensation	6,519	8,573
Accrued royalties	7,442	6,913
Accrued collaboration profit sharing	1,070	522
Accrued and other liabilities	7,563	4,742
Income tax payable	—	213
Deferred revenue	3,146	4,016

Total current liabilities	39,819	35,566
Deferred revenue	1,798	2,054
Other liabilities	3,663	690

Total liabilities	45,280	38,310

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized, 57,617,607 and 55,611,398 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	266,784	254,807
Additional paid-in capital	37,891	26,697
Accumulated other comprehensive income (loss)	(3,784)	340
Accumulated deficit	(170,744)	(154,909)

Total shareholders’ equity	130,147	126,935

Total liabilities and shareholders’ equity	$175,427	$165,245

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
System sales	$13,961	$15,911	$40,708	$32,142
Reagent and disposable sales	28,432	18,105	82,558	47,525

Total product sales	42,393	34,016	123,266	79,667
Other revenue	2,522	2,313	8,532	9,379

Total revenues	44,915	36,329	131,798	89,046

Costs and operating expenses:
Cost of product sales	23,623	19,966	69,479	47,722
Collaboration profit sharing	2,460	2,729	8,970	8,957
Research and development	11,611	8,371	32,473	22,732
Sales and marketing	7,871	6,411	22,246	15,971
General and administrative	5,517	4,445	15,782	12,418

Total costs and operating expenses	51,082	41,922	148,950	107,800

Loss from operations	(6,167)	(5,593)	(17,152)	(18,754)
Other income (expense):
Interest income	241	621	1,039	2,175
Interest expense	(1)	(5)	(3)	(19)
Other income (expense), net	(1,146)	236	(469)	463

Other income (expense), net	(906)	852	567	2,619

Net loss before income tax benefit	(7,073)	(4,741)	(16,585)	(16,135)
Income tax benefit	614	—	750	—

Net loss	$(6,459)	$(4,741)	$(15,835)	$(16,135)

Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.28)	$(0.29)

Shares used in computing basic and diluted net loss per share	57,538	55,356	56,917	55,174

See accompanying notes.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,835)	$(16,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,569	4,023
Amortization of intangible assets	3,465	3,141
Amortization of prepaid compensation expense	189	247
Stock-based compensation related to employees and consulting services rendered	10,837	7,299
Deferred rent	304	76
Changes in operating assets and liabilities:
Accounts receivable	3,380	(9,336)
Inventory	(5,692)	(9,540)
Prepaid expenses and other current assets	(1,567)	(709)
Other non-current assets	(178)	210
Accounts payable and other current liabilities	7,391	3,219
Income taxes payable	(213)	—
Accrued compensation	(2,052)	914
Accrued expense for patent-related matter	—	(3,350)
Deferred revenue	(1,119)	759

Net cash provided by (used in) operating activities	3,479	(19,182)
Cash flows from investing activities:
Capital expenditures	(12,778)	(4,666)
Acquisition of leasehold improvements	327	—
Payments for technology licenses	—	(4,737)
Cost of Sangtec acquisition, net of cash acquired	—	(27,372)
Cost of Actigenics acquisition, net of cash acquired	—	(82)
Proceeds from maturities of marketable securities	2,550	46,500
Proceeds of marketable securities	—	(1,800)
Proceeds from the sale of property and equipment	1,723	24
Transfer to unrestricted cash	517	—

Net cash provided by (used in) investing activities	(7,661)	7,867
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	11,977	2,656
Principal payments under equipment financing	—	(316)
Payment of note payable	(4)	(46)

Net cash provided by financing activities	11,973	2,294
Effect of exchange rate change on cash	122	104

Net increase (decrease) in cash and cash equivalents	7,913	(8,917)
Cash and cash equivalents at beginning of period	16,476	17,186

Cash and cash equivalents at end of period	$24,389	$8,269

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

The condensed consolidated balance sheet at September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2008 or for any future period. The condensed consolidated balance sheet as of December 31, 2007 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. Certain amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after elimination of intercompany transactions and balances. In February 2007, we acquired Sangtec Molecular Diagnostics AB (“Sangtec”), which became our Swedish subsidiary, Cepheid AB. The condensed consolidated financial statements include the results of operations of Sangtec subsequent to its acquisition date of February 14, 2007. The functional currency of our French subsidiary, Cepheid SA, is the Euro, and the functional currency of our Swedish subsidiary is the Swedish Krona; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the functional currency are included in the condensed consolidated statements of operations. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

An impairment charge is recognized in the condensed consolidated statement of operations when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated maturity or recovery in market value. To date, we have not recorded any impairment charges on investments related to other-than-temporary declines in market value.

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

The components of inventory were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw Materials	$11,946	$9,956
Work in Process	8,124	7,550
Finished Goods	9,800	6,315

	$29,870	$23,821

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$750	$408	$549	$256
Costs incurred and charged against reserve	(449)	(69)	(968)	(163)
Accrual related to current period product sales	603	166	1,270	440
Adjustment to pre-existing warranties	(245)	(42)	(192)	(70)

Balance at end of period	$659	$463	$659	$463

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, we recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. No right of return exists for our products except in the case of damaged goods. We have not experienced any significant returns of our products. Other revenue includes contract revenues and grant and government sponsored research revenue. Contract revenues include fees for technology licenses and research and development services, royalties under license and collaboration agreements. Contract revenue related to technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement by us is required. When we have continuing involvement related to a technology license, revenue is recognized over the license term. Royalties are typically based on licensees’ net sales of products that utilize our technology. Royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectibility is reasonably assured, such as upon the receipt of a royalty statement from the customer. Grants and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Service revenue is recognized when the services have been provided. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where we bill shipping and handling costs to customers, the amounts billed are classified as revenue.

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

Stock-Based Compensation

We follow the accounting provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), for share-based awards granted to employees and directors, including employee stock option awards, restricted stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), using the estimated grant date fair value method of accounting in accordance with SFAS No. 123(R). We recognize the fair value of our stock option awards on a straight-line basis over the requisite service period of each award, which is generally four years. Stock-based compensation to other than employees is determined in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 9,027,084 and 8,923,332 at September 30, 2008 and 2007, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,459)	$(4,741)	$(15,835)	$(16,135)
Other comprehensive income (loss):
Foreign currency translation adjustments	(435)	349	(147)	286
Unrealized loss on investments	(960)	—	(3,977)	—

Comprehensive loss	$(7,854)	$(4,392)	$(19,959)	$(15,849)

Reclassifications

Certain amounts have been reclassified to conform to the current period presentation.

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

2. Fair Value

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable that may be used to measure fair value. The three levels of inputs are the following:

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalent - money market funds	$12,119	$—	$—	$12,119
Investments - taxable auction variable rate notes	—	—	21,023	21,023

	$12,119	$—	$21,023	$33,142

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our condensed consolidated balance sheet as of September 30, 2008. These investments were valued at fair value as of September 30, 2008. The following table provides a summary of changes in fair value of our auction rate securities for the three and nine-month periods as of September 30, 2008 (in thousands):

	Level 1	Level 3
Balance at January 1, 2008	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in accumulated other comprehensive loss	—	(2,144)

Balance at March 31, 2008	—	22,856
Unrealized loss included in accumulated other comprehensive loss	—	(873)

Balance at June 30, 2008	—	21,983
Unrealized loss included in accumulated other comprehensive loss	—	(960)

Balance at September 30, 2008	$—	$21,023

Our investment portfolio of auction rate securities is structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that are well in excess of ten years. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Until the first quarter of 2008, the fair values of our auction rate securities were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date, we had categorized our investments in auction rate securities as Level 1. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors.

Based on an analysis of other-than-temporary impairment factors, we have recorded cumulative temporary impairments within other accumulated comprehensive loss of approximately $4.0 million as of September 30, 2008 related to these auction rate securities. We believe we have the ability to hold these investments until maturity or recovery. However, the funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities mature, are refinanced or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the foreseeable future is uncertain. In October 2008, UBS, the fund manager with which we hold these securities, announced a proposed comprehensive settlement for its clients holding auction rate securities. Under the proposal, UBS will issue auction rate securities rights to us. These rights will enable us to sell the auction rate securities held in our accounts with UBS to UBS at par value during a two year period beginning in June 2010. In exchange, we would be required to release UBS from claims we have for damages related to the securities other than consequential damages, and granting UBS the right to sell or otherwise dispose of our auction rate securities on our behalf (so long as we are paid the par value of the securities upon any disposition). The proposal was made by UBS after September 30, 2008. Accordingly, no settlement has been reached as of September 30, 2008. We will continue to evaluate the accounting for our auction rate securities quarterly.

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

The recorded value and accumulated amortization of major classes of intangible assets at September 30, 2008 were as follows (in thousands):

	Recorded Value	Accumulated Amortization	Net Book Value
Licenses	$40,885	$12,769	$28,116
Technology acquired in acquisitions	8,613	755	7,858
Other	2,170	981	1,189

	$51,668	$14,505	$37,163

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $14.5 million and $15.5 million at September 30, 2008 and December 31, 2007, respectively.

Amortization expense of intangible assets was $1.2 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $3.5 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of September 30, 2008 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2008 (remaining three months)	$1,155
2009	4,927
2010	4,886
2011	4,792
2012	4,686
Thereafter	16,717

Total expected future annual amortization	$37,163

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 21% and 27% of total product sales for the three months ended September 30, 2008 and 2007, respectively and 26% and 38% of total product sales for the nine months ended September 30, 2008 and 2007, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. There was one customer whose accounts receivable balance represented 2% and 22% of total receivables as of September 30, 2008 and December 31, 2007, respectively. The following table provides a breakdown of product sales by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(As a percent of total product sales)
Product Sales Geographic information:
North America	85%	81%	79%	80%
International	15%	19%	21%	20%

Total product sales	100%	100%	100%	100%

No single country outside of the United States represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the Biohazard Detection System developed for the United States Postal Service. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of September 30, 2008 and December 31, 2007, the accrued profit sharing liability was $1.1 million and $0.5 million, respectively. Collaboration profit sharing expense was $2.5 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and $9.0 million for each of the nine months ended September 30, 2008 and 2007. The total revenues and cost of product sales related to these cartridge sales are included in the respective balances in the condensed consolidated statement of operations.

6. Stock-Based Compensation Expense

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of product sales	$419	$229	$1,015	$531
Research and development	1,485	1,319	4,162	3,110
Sales and marketing	868	703	2,623	1,498
General and administrative	1,097	750	3,038	2,161

Total stock-based compensation expense	$3,869	$3,001	$10,838	$7,300

The impact on basic and diluted net loss per share resulting from the adoption of SFAS 123(R) was $0.07 and $0.05 for the three months ended September 30, 2008 and 2007, respectively, and $0.06 and $0.13 for the nine months ended September 30, 2008 and 2007. In addition, stock-based compensation cost of approximately $1.1 million and $0.5 million was included in inventory as of September 30, 2008 and December 31, 2007, respectively.

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPTION SHARES:
Expected Term (in years)	4.46	5.00	4.51	5.00
Volatility	0.60	0.62	0.60	0.67
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	3.03%	4.46%	2.94%	4.57%
Estimated Forfeitures	7.74%	6.76%	7.42%	6.76%
ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.70	0.46	0.61	0.47
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	2.26%	4.78%	2.19%	4.95%

The weighted average fair value of our stock options granted to employees was $10.94 and $9.89 for the three months ended September 30, 2008 and 2007, respectively, and $10.98 and $7.18 for the nine months ended September 30, 2008 and 2007, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $7.60 and $5.38 for the three months ended September 30, 2008 and 2007, respectively and $9.42 and $3.94 for the nine months ended September 30, 2008 and 2007, respectively.

7. Income Taxes

We have had no U.S. federal or state income tax provision for any period prior to the three months ended September 30, 2008, as we have incurred operating losses in all periods. The net income tax benefit was $0.6 million and $0.8 million for the three months and nine months ended September 30, 2008, respectively, relates to research and development tax credits associated with our French subsidiary and our United States estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008, less foreign withholding tax expense.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. We have established deferred tax liabilities of $2.7 million and increased goodwill by the same amount during the third quarter of 2008 in connection with the acquisition of the assets and licensed intellectual properties of Sangtec, which we acquired in February 2007. The effect of this adjustment is not material to the current period or any other prior periods.

We have substantially concluded all U.S. federal income tax matters for years through December 31, 2004. For federal income tax purposes, the open years are 1996 through 2007 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2002. For California state income tax purposes, the open years are 1997 through 2007 due to either research credit carryovers or net operating loss carryforwards.

We anticipate that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, or FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at September 30, 2008 and December 31, 2007, we had no accrued interest or penalties.

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2007 was $0.2 million and $3.7 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the nine months ended September 30, 2008, we do not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits.

No changes to deferred tax assets for unrecognized tax benefits were recorded in the three and nine months ended September 30, 2008.

8. Commitments and Contingencies

In 2008, we entered into long-term operating lease obligations for additional facilities in Sunnyvale, California. The lease terms range from May 1, 2008 through December 31, 2013, with total lease payments of $4.2 million, which include annual increases of between approximately 3% and 4%. Rent expense for all operating leases for the three months ended September 30, 2008 and 2007 was $0.9 million and $0.7 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $2.5 million and $1.9 million, respectively.

In March 2008, we entered into an agreement to purchase $8.9 million of certain material used in production. As of September 30, 2008, the purchase commitment consisted of $1.3 million, $3.2 million and $3.5 million for the remainder of 2008, 2009 and 2010, respectively.

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

To the extent permitted under California law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not specified in the agreements; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our methicillin resistant staphylococcus aureus (“MRSA”) and other healthcare associated infection products; changes in the protocols, best practices or level of testing for MRSA and other healthcare associated infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical, Industrial and Biothreat markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing involves a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments (CLIA) moderate complexity categorization for an amplified molecular test system and an associated specific infectious disease test on the market in the United States. Our efforts are currently focused on those applications where rapid molecular testing is particularly important, such as identifying infectious diseases and cancer in the Clinical market; food, agricultural and environmental testing in the Industrial market; and identifying bio-terrorism agents in the Biothreat market.

Our two principal systems are the GeneXpert and SmartCycler systems. The GeneXpert system integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals and doctors’ offices. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample.

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

Sales Channels

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the United States and the United Kingdom are handled primarily on a direct basis, while sales in all other markets are handled primarily through indirect distribution. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis.

Revenues

Currently, we derive our revenues primarily from the sales of our two systems and associated reagents and disposables in the Clinical, Industrial, and Biothreat markets, and to a lesser extent from contract and government sponsored research.

Research and Development

The objective of our research and development programs is to develop high-value test applications for the GeneXpert and/or SmartCycler systems for the Clinical, Biothreat, and Industrial testing markets. We focus our research efforts on four main areas: a) systems engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems, b) chemistry research in our Bothell, Washington facility to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes, and dyes to optimize the speed, performance and ease-of-use of our assays, c) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, and d) target discovery research to identify novel micro RNA targets to be used in the development of future assays. Our development efforts focus primarily on the development of clinical diagnostic products that encompass many of the new technologies that are developed with our research programs.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Except as discussed below, management believes that there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.

Our investments at cost of $25.0 million at September 30, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees and insurance. We determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, the timing and probability of the auction succeeding or the security being called and discount factors. We also considered various factors in determining whether to recognize an other-than-temporary impairment charge in the condensed consolidated statement of operations, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated maturity or recovery in market value. At September 30, 2008, the value of our auction rate securities was $21.0 million, all of which have failed to settle at auction since March 2008. After careful consideration of the various factors involved in the valuation of our auction rate securities, as of September 30, 2008 we have recorded cumulative unrealized losses of $4.0 million, which are included in accumulated other comprehensive loss in the condensed consolidated balance sheet. Changes in the assumptions of our model based on the dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities. While we presently do not intend to liquidate these investments, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity or recovery, we may be required to record an impairment charge at a future date, which would adversely affect our reported results of operations in such period. In October 2008, UBS, the fund manager with which we hold our auction rate securities, announced a comprehensive settlement arrangement for its clients holding auction rate securities. Under the proposal, UBS will issue auction rate securities rights to us. These rights will enable us to sell the auction rate securities held in our accounts with UBS to UBS at par value during a two year period beginning in June 2010. In exchange, we would be required to release UBS from claims we have for damages related to the securities other than consequential damages, and grant UBS the right to sell or otherwise dispose of our auction rate securities on our behalf (so long as we are paid the par value of the securities upon any disposition). We have until November 14, 2008 to accept this offer from UBS. If we participate in the program, we would also be eligible to receive no net cost loans for up to 75% of the market value of our auction rate securities. No settlement has been reached as of September 30 2008.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)
Revenues:
System sales	$13,961	$15,911	(12)%	$40,708	$32,142	27%
Reagent and disposable sales	28,432	18,105	57%	82,558	47,525	74%

Total product sales	42,393	34,016	25%	123,266	79,667	55%
Other revenue	2,522	2,313	9%	8,532	9,379	(9)%

Total revenues	$44,915	$36,329	24%	$131,798	$89,046	48%

We operate in three market areas: Clinical, Industrial and Biothreat. The following table illustrates product sales in the three market areas as a percentage of total product sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(As a % of total product sales)
Product sales by market:
Core Clinical	66%	48%	55%	35%
Clinical Partner	4%	13%	11%	14%

Total clinical	70%	61%	66%	49%
Biothreat	20%	26%	25%	37%
Industrial	10%	13%	9%	14%

Total product sales	100%	100%	100%	100%

Within the Clinical market, we have core clinical sales to laboratories and hospitals and non-core clinical sales to partners. Non-core clinical partner sales include sales of our SmartCycler System to Becton Dickinson as well as OEM sales of selected tests to Roche. The increase in product sales of 25% to $42.4 million for the third quarter of 2008 from $34.0 million for the third quarter of 2007 was driven by an increase of 47% in North America, primarily due to an increase of approximately $10.2 million of our Xpert MRSA disposable tests to approximately $14 million. The increase in product sales of 55% to $123.3 million for the nine months ended September 30, 2008 from $79.7 million for the same period in 2007 was driven by increases of 94% in North America, excluding sales to the USPS, and 63% in Europe, primarily due to an increase in overall GeneXpert system sales in the Core Clinical market and Xpert MRSA disposable test sales. The increase in system sales was primarily driven by a 51% increase in GeneXpert System sales for the Core Clinical market for healthcare associated infections. The increase in reagent and disposable sales was primarily due to sales of approximately $33.0 million of our Xpert MRSA disposable tests, as compared to approximately $4 million for the nine months ended September 30, 2007. We expect our Core Clinical product sales to continue to increase during the remainder of 2008 with the continued expansion of the healthcare associated infections market and we expect that our Clinical Partner product sales will continue to decrease during the remainder of 2008 due to our contract with Becton Dickinson expiring in November 2008 and the cancellation by Roche of certain contracted purchases. We also expect our Biothreat sales to decrease during the remainder of 2008 as we expect the USPS to purchase contractually minimum levels of product.

The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(As a % of total product sales)
Product Sales by Geographic Regions:
North America	85%	81%	79%	80%
International	15%	19%	21%	20%

Total product sales	100%	100%	100%	100%

The change in product sales by geographic regions for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in Xpert MRSA disposable test sales, predominately in North America, offset by a decrease in International Clinical Partner sales of selected tests to Roche. The change in product sales by geographic regions for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to slower Biothreat growth in North America compared to overall Clinical growth.

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Other revenue of $2.5 million in the three months ended September 30, 2008 increased 9% from $2.3 million for the same period in 2007, primarily due to increases in the programs for the National Institutes of Health and the Foundation for Innovative New Diagnostics, partially offset by a decrease in revenue associated with the termination of the Centers for Disease Control and Prevention program in the third quarter of 2007. Other revenue of $8.5 million for the nine months ended September 30, 2008 decreased 9% from $9.4 million for the same period in 2007, primarily due to the termination of the Centers for Disease Control program in the third quarter of 2007, which had higher program revenues in the nine months ended September 30, 2007 than in the same period of 2008. We expect that our quarterly other revenue will decrease during the remainder of 2008 as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$23,623	$19,966	18%	$69,479	$47,722	46%
Collaboration profit sharing	2,460	2,729	(10)%	8,970	8,957	0%
Research and development	11,611	8,371	39%	32,473	22,732	43%
Sales and marketing	7,871	6,411	23%	22,246	15,971	39%
General and administrative	5,517	4,445	24%	15,782	12,418	27%

Total costs and operating expenses	$51,082	$41,922	22%	$148,950	$107,800	38%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales discussed above, cost of product sales increased 18% to $23.6 million for the third quarter of 2008 compared to $20.0 million for the third quarter of 2007 and increased 46% to $69.5 million from $47.7 million for the first nine months of 2008 and 2007, respectively. Our product gross margin percentage was 44% for the third quarter of 2008 compared to 41% for the third quarter of 2007 and 44% for the nine months ended September 30, 2008 as compared to 40% for the same period in 2007. The increase in product gross margin percentage in the three and nine months ended September 30, 2008 versus the same period in 2007 was primarily due to a shift in product mix to higher margin products, such as clinical reagents, and increased manufacturing efficiencies resulting from automation of our manufacturing processes and increased volumes. For the nine months ended September 30, 2008, these increases were partially offset by costs associated with a production issue related to a GeneXpert cartridge part during the second quarter of 2008.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Applied Biosystems Group under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $2.5 million and $2.7 million for the third quarter of 2008 and 2007, respectively, and $9.0 million for each of the nine months ended September 30, 2008 and 2007. The slight decrease in collaboration profit sharing for the third quarter of 2008 as compared to the third quarter of 2007 was the result of decreased anthrax cartridge sales under the USPS BDS program, and this expense will remain proportional to the sales of anthrax cartridges under the USPS BDS program, which we expect will decrease during the remainder of 2008.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 39% to $11.6 million for the third quarter of 2008 from $8.4 million for the third quarter of 2007. The increase in research and development expenses of $3.2 million is primarily due to a $0.9 million increase in salaries and employee-related expenses, inclusive of a $0.2 million increase in stock-based compensation. Other increases included a $0.6 million increase in clinical trial costs, a $0.7 million increase in supplies used in research activities and a $0.3 million increase in contractor costs. Research and development expenses increased 43% to $32.5 million for the nine months ended September 30, 2008 from $22.7 million for the same period of 2007. The increase in research and development expenses of $9.7 million is primarily due to a $3.5 million increase in salaries and employee-related expenses, inclusive of a $1.2 million increase of stock-based compensation. Other increases included a $1.7 million increase in clinical trial costs, a $1.5 million increase in supplies used in research activities, a $0.4 million increase in contractor costs and a $0.3 million increase in lab supplies. We expect that our research and development expenses will remain relatively flat as a percentage of total revenues during the remainder of 2008.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 23% to $7.9 million for the third quarter of 2008 from $6.4 million for the third quarter of 2007. The increase of $1.5 million included a $0.5 million increase in salaries and employee-related expenses, inclusive of a $0.2 million increase in stock-based compensation, a $0.5 million increase in trade-show and travel-related expenses and a $0.1 million increase in contractor costs. Sales and marketing expenses increased 39% to $22.2 million for the nine months ended September 30, 2008 from $16.0 million for the same period of 2007. The increase of $6.2 million included a $4.0 million increase in salaries and employee-related expenses, inclusive of a $1.2 million increase in stock-based compensation, a $1.2 million increase in trade-show and travel-related expenses, a $0.2 million increase in advertising expense and a $0.2 million increase in contractor costs. These increases reflect the increase in sales and marketing headcount and expanded efforts in the Clinical market, including Europe. We expect our sales and marketing expenses to increase during the remainder of 2008 as a result of the continuing expansion of our direct sales force in the UK and our marketing team both in the United States and Europe, and as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our Xpert MRSA test and other healthcare associated infections products, but we believe these expenses will remain relatively constant as a percentage of total revenues as compared to the first nine months of fiscal 2008.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility, legal, accounting and other professional fees. General and administrative expenses increased 24% to $5.5 million for the third quarter of 2008 from $4.4 million for the third quarter of 2007. The increase of $1.1 million is primarily due to a $0.9 million increase in salaries and employee-related expenses, inclusive of a $0.3 million increase in stock-based compensation expense, which reflects an increase in headcount. In addition, legal, accounting, and other professional expenses increased $0.2 million in the third quarter of 2008 as compared to the same period of 2007. General and administrative expenses increased 27% to $15.8 million for the nine months ended September 30, 2008 from $12.4 million for the same period of 2007. The increase of $3.4 million is primarily due to a $1.9 million increase in salaries and employee-related expenses, inclusive of a $0.9 million increase in stock-based compensation expense, which reflects an increase in headcount. In addition, legal, accounting, and other professional expenses increased $0.8 million in the first nine months of the year in 2008 as compared to the same period of 2007. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenues during the remainder of 2008.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)
Other income (expense), net:
Interest income	$241	$621	(61)%	$1,039	$2,175	(52)%
Interest expense	(1)	(5)	80%	(3)	(19)	84%
Other income (expense)	(1,146)	236	(586)%	(469)	463	(201)%

Total other income (expense), net	$(906)	$852	(206)%	$567	$2,619	(78)%

Other income (expense), net consists of interest income, interest expense and other income (expense). Interest income decreased to $0.2 million for the third quarter of 2008 from $0.6 million for the third quarter of 2007 and decreased to $1.0 million for the nine months ended September 30, 2008 from $2.2 million for the same period in 2007. The decrease is primarily due to lower interest rates in 2008 than in 2007 and lower average cash balances generating interest income, as cash has been used to fund operations in addition to the Sangtec acquisition in the second quarter of 2007. Other income (expense) decreased to a $1.1 million loss from a $0.2 million gain, primarily due to foreign currency losses reflecting strengthening of the U.S. Dollar during the third quarter of 2008. The decrease in other income (expense) to $0.5 million expense for the nine months ended September 30, 2008 from $0.5 million income for the same period in 2007 was primarily from foreign currency losses, reflecting the overall strengthening of the U.S. Dollar since the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of September 30, 2008, we had $24.4 million in cash and cash equivalents. The total cash, cash equivalents and marketable securities increase in the nine months ended September 30, 2008 was $7.9 million, which primarily consisted of $12.0 million provided by financing activities and $3.5 million provided by operating activities offset by $7.6 million used in investing activities.

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2008, versus net cash used in operating activities of $19.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in operating activities primarily consisted of a $15.8 million net loss, which was offset by $8.0 million of depreciation expense and amortization of intangible assets, $10.8 million of stock based compensation and $0.3 million of deferred rent. In addition, the increase of $0.1 million attributable to changes in operating assets and liabilities primarily consisted of increases in inventory of $5.7 million, prepaid expenses of $1.5 million and $0.2 million of other non-current assets and decreases in receivables of $3.4 million, accrued compensation of $2.1 million and deferred revenue of $1.1 million, which were partially offset by an increase in accounts payable and other current liabilities and income taxes payable of $7.2 million.

Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2008, versus net cash provided by investing activities of $7.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in investing activities consisted of $12.4 million in net capital expenditures, which was partially offset by $2.6 million in proceeds from the sale of marketable securities, $1.7 million in proceeds from the sale of fixed assets and $0.5 million related to the transfer to unrestricted cash.

Net cash provided by financing activities was $12.0 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, cash provided by financing activities primarily consisted of $12.0 million in net proceeds from the sale of common stock under our employee equity incentive plans.

At September 30, 2008, we had $21.0 million invested in auction rate securities, all of which have failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At September 30, 2008, all but two of our auction rate securities continue to carry at least an AAA rating by at least one of the rating agencies; two carrying an AA rating. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We currently anticipate that our existing cash resources, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We have the ability and intent to hold these investments until the market recovers. However, there is no assurance as to when the market for auction rate securities will stabilize.

In October 2008, UBS, the fund manager with which we hold our auction rate securities, announced a comprehensive settlement arrangement for its clients holding auction rate securities. Under the proposal, UBS will issue auction rate securities rights to us.

These rights will enable us to sell the auction rate securities held in our accounts with UBS to UBS at par value during a two year period beginning in June 2010. In exchange, we would be required to release UBS from claims we have for damages other than consequential damages, and grant UBS the right to sell or otherwise dispose of our auction rate securities on our behalf (so long as we are paid the par value of the securities upon any disposition). We have until November 14, 2008 to accept this offer from UBS. If we participate in the program, we would also be eligible to receive no net cost loans for up to 75% of the market value of our auction rate securities.

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control including the general decline in global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

Our investments at cost of $25.0 million at September 30, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees and insurance, and we continue to earn interest on the investments that failed to settle at auction at the maximum contractual rate. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees and insurance, the timing and probability of the auction succeeding or the security being called and discount factors. We also considered various factors in determining whether to recognize an other-than-temporary impairment charge in the condensed consolidated statement of operations, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated maturity or recovery in market value. After careful consideration of the various factors involved in the valuation of our auction rate securities, as of the third quarter of 2008 we have recorded cumulative unrealized losses of $4.0 million, which are included in accumulated other comprehensive loss in the condensed consolidated balance sheet at September 30, 2008. Changes in the assumptions of our model based on the dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities. As discussed above, in October 2008, UBS has offered a program for us to sell our auction rate securities to UBS, commencing in June 2010.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities are transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. We recorded losses in foreign currency of $1.2 million and $0.5 million for the third quarter of 2008 and the nine months ended September 30, 2008, respectively. During the nine months ended September 30, 2008 and the fiscal year ended December 31, 2007, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. We will continue to monitor and evaluate our internal processes relating to foreign exchange, including the potential use of hedging strategies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $26.0 million in 2006, $11.4 million in 2007 and $15.8 million for the first nine months of 2008. As of September 30, 2008, we had an accumulated deficit of approximately $170.7 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our Xpert MRSA tests , the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

We expect that our operating results will fluctuate significantly, and any failure to meet financial expectations may result in a decline in our stock price.

We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to the global economic downturn, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems products can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products involving our corporate accounts within the Clinical market and those within the Industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain industry sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated. In addition, Clinical Partner sales to companies such as Becton Dickinson and Roche can vary significantly from period to period.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on the GeneXpert and SmartCycler systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for our Xpert GBS, Xpert EV, Xpert MRSA, Xpert MRSA SA/SSTI and Xpert MRSA SA/BC tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

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

In particular, we believe that the success of our business will depend in large part on our ability to continue to increase sales of our Xpert MRSA tests and our ability to introduce additional tests for the Clinical market. We believe that successfully expanding our business in the Clinical market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to compete in the Clinical market. If we cannot successfully penetrate the Clinical market to fully exploit these licenses, these investments may not yield significant returns, which could harm our business.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to six months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.

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

In the ordinary course of our business, we enter into collaborative arrangements to develop new products or to pursue new markets. These collaborations may not result in the development of products that achieve commercial success, and these collaborations could be terminated prior to developing any products. In addition, our collaboration partners may not necessarily purchase the volume of products that we expect. Accordingly, we cannot be assured that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues in the future.

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

Several companies provide systems and reagents for DNA amplification or detection. ABI and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests.

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

Although we carry product liability insurance, if we become the subject of a successful product liability lawsuit, our insurance may not cover all substantial liabilities, which could harm our business.

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

We depend on relationships with distributors for the marketing and sales of our products in the Industrial and Clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that includes technologies that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have patents related to some of our technology and have licensed some of our technology under patents of others. Our patents and licenses may not successfully preclude others from using our technology. Our pending patent applications may lack priority over applications submitted by third parties or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

Our international operations subject us to additional risks and costs.

Our international operations have expanded recently. These operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	difficulty in collecting accounts receivable or longer payment cycles;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•

business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

We intend to expand our international sales and marketing activities, including through our subsidiary in France and our direct sales force in the United Kingdom, and enter into relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively.

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

We have reformatted certain of our products affected by the U.S. Food and Drug Administration final guidance governing the sale of Analyte Specific Reagent (“ASR”) products which could negatively impact our sales of these products.

In September 2007, the FDA published final guidance clarifying the FDA’s regulations governing the sale of ASR products. The guidance became effective on September 15, 2008. ASRs are a class of products that do not require regulatory clearance or approval but do require compliance with the FDA’s Good Manufacturing Practice Regulations. The final guidance contains more specific ASR regulations with regard to which products may be characterized as ASRs. The final ASR guidance has caused us to implement modifications of some of our ASR products in order for us to continue selling them. We have no assurances that the reformatted products will achieve market acceptance. The final guidance has curtailed our interest in developing any new products that would previously have qualified as ASRs.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical and sales, marketing and finance. Attracting, retaining and training personnel with the requisite skills remains challenging, and, could become increasingly competitive, particularly in the Silicon Valley area of California where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

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

Our investments of $25.0 million, with a fair value of $21.0 million, at September 30, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees and insurance. Based on an analysis of other-than-temporary impairment factors, we have recorded cumulative temporary impairments within other accumulated comprehensive loss of approximately $4.0 million as of September 30, 2008 related to these auction rate securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities mature, are refinanced or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the foreseeable future is uncertain. While we presently do not intend to liquidate these investments, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity or recovery, we may be required to record an impairment charge at a future date, which would adversely affect our reported results of operations in such period. Additionally, if we were to require additional cash to fund our operations or for other corporate purposes, we may not have access to the funds invested in these auction rate securities.

In October 2008, UBS, the fund manager with which we hold our auction rate securities, announced a comprehensive settlement arrangement for its clients holding auction rate securities. Under the proposal, we can elect to receive auction rate securities rights from UBS, which would give us the right to sell our auction rate securities to UBS at par value at our option during a two year period beginning in June 2010. If we elect to participate in this program, given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS. In addition, as a condition of accepting the auction rate securities rights, we would be required to sign a release of claims against UBS, which would prevent us from making claims against UBS related to our investment in auction rate securities, other than claims for consequential damages.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing Date	Filed Herewith
	Exhibit Description	Form	File No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 7th day of November 2008.

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