Form 10-K
period 2008-12-31
CEPHEID
filed 2009-02-26
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,524,421,165 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $28.12 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 10, 2009 there were 57,903,048 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on April 29, 2009, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Report.	III

2008 ANNUAL REPORT ON FORM 10-K

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, OmniMix®, affigene®, Sangtec®, and Actigenics are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the uncertain impact of the significant global economic downturn on our target markets and our business; continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Biothreat and Industrial markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test system and associated specific infectious disease tests on the market in the United States. Our efforts are principally focused on those Clinical applications where rapid and accurate testing is particularly important, such as identifying infectious diseases and cancer.

Our two principal systems are the GeneXpert and SmartCycler systems. The GeneXpert system, our primary offering in the Clinical market, integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals and doctors’ offices. The GeneXpert system is also our main system in the Biothreat market. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample.

The GeneXpert system represents a paradigm shift in molecular diagnostics in terms of ease-of-use and flexibility, producing accurate results in a timely manner with minimal risk of contamination. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures.

We currently have available a broad and expanding menu of tests and reagents for use on our systems. Our reagents and tests are marketed along with our systems on a worldwide basis.

OUR STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market with its ease of use, flexibility, and rapid and accurate results. We believe this system is currently the only closed, self-contained, fully-integrated and automated system for molecular testing commercially available. The system is currently commercially available in a variety of configurations ranging from 1 to 16 individual test modules, while our GeneXpert Infinity System, which will house up to 48 individual modules and offer both on-demand and batch test capability, is currently in the beta testing phase. To our knowledge, the system is also the only currently available system to offer true random access and on demand test capability for molecular testing.

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to internally develop new tests for our systems. In addition, in order to more rapidly expand our test pipeline, we work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and cancer targets. In addition, we will be focusing key business development activities on identifying infectious disease and cancer targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Enhance international platform. Internationally, our primary focus is the European Clinical market. However, we also have and will continue to develop programs for other international markets. Our European sales and marketing operations are headquartered in France. In 2008, we implemented a direct sales force in the United Kingdom (“UK”) and we sold through distributors in other international markets. We will continue to expand our distribution capability in Europe on both a direct and distributor basis.

•	Continue to maintain applications in the Industrial and Biothreat markets. We currently sell products into the Industrial and Biothreat markets and expect to continue our offerings in these markets.

PRODUCTS

Our product portfolio consists of tests, reagents and systems for the Clinical, Industrial, and Biothreat markets. Our two main systems are the GeneXpert system, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small self-contained cartridge providing rapid “on-demand” molecular testing 24/7, offering medically relevant results when and where they are needed most, and the SmartCycler, which is a system that integrates DNA amplification and detection for rapid batch or random access analysis in “real-time”.

In the Clinical market, we market tests for both the GeneXpert and the SmartCycler systems in the areas of healthcare associated infections, critical infectious disease, immuno-compromised transplantation, women’s health, and oncology. These tests include United States Food and Drug Administration (“FDA”) cleared products, such as in vitro medical devices (“IVDs”), CE Marked products (“CE IVD”), Analyte Specific Reagents (“ASRs”), and Research Use Only (“RUO”) tests.

Prior to September 2008, the menu of tests for our GeneXpert system in the United States included our Xpert MRSA surveillance test in addition to our diagnostic tests, Xpert GBS for Group B Streptococcus and Xpert EV for detection of Enterovirus.

In September and October 2008, we received FDA clearance to market two additional diagnostic tests: our Xpert MRSA/SA-SSTI (Skin and Soft Tissue Infection) and Xpert MRSA/SA-BC (Blood Cultures) tests, respectively, in the United States. Both tests have been categorized as “moderate complexity” under the Clinical Laboratory Improvement Amendments, which enables the tests to be used inside and outside of the traditional laboratory setting in approximately 6,000 hospitals throughout the U.S.. The tests are designed to enable simultaneous rapid detection of two leading causes of hospital and community acquired infections, methicillin-resistant Staphylococcus aureus (“MRSA”) and Staphylococcus aureus, directly from soft tissue infection samples and blood cultures, respectively.

During 2009, we expect to receive FDA clearance for our tests to detect Clostridium difficile (“C. difficile”), the VanA and VanB resistant genes of vancomycin-resistant enterococci (“vanA/vanB”), a test for genetic polymorphisms in clotting factors II and V that are widely-used to predict risk of thrombosis (blood clots), and an MRSA/SA nasal application for pre-surgical testing. In the European market, we expect to CE mark tests for tuberculosis (“TB”) and MRSA/SA nasal. Our C. difficile and vanA/van B tests were released as CE marked products in Europe in 2008. We also expect to launch the GeneXpert Infinity System for high volume test requirements in 2009. We are also actively working to update specific current products to reduce time to result and moving to having liquid in addition to dry reagents in the test cartridge thereby requiring only the addition of the patient sample.

In the Industrial market, we sell our SmartCycler system along with general use PCR reagents and reaction tubes.

In the Biothreat market, the GeneXpert system is the main platform. GeneXpert modules have been integrated into the Biohazard Detection Systems (“BDS”), purchased by the United States Postal Service (“USPS”). We have tests currently available for anthrax, pestis, and tullarensis.

RESEARCH AND DEVELOPMENT

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: a) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, b) target discovery research to identify novel micro RNA targets to be used in the development of future assays, c) chemistry research in our Bothell, Washington facility to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays and d) engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems.

SALES

We sell our products in the Clinical, Industrial and Biothreat markets on both a direct basis and through distributors. In the United States (“U.S.”) Clinical market, we primarily utilize a direct sales approach, which we also implemented in the UK during 2008.

Distribution and collaboration arrangements

bioMerieux In December 2003, we entered into an agreement for a strategic commercial relationship with bioMerieux, Inc. (“bioMerieux”) for bioMerieux to develop DNA testing products using its proprietary Nucleic Acid Sequence-Based Amplification (“NASBA”) technology to be run on systems employing our GeneXpert and SmartCycler systems. To date, bioMerieux has not commercialized a product based on our technology. In January 2007, we entered into a program with bioMerieux for the development, production and marketing of a line of sepsis products, based upon our real-time PCR technologies. To date, no commercialized product has been jointly developed.

Applied Biosystems Group. In October 2002, we entered into a collaboration agreement with Applied Biosystems Group (“ABI”) to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents are manufactured by ABI for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties. In November 2008, ABI merged with Invitrogen Corporation to create Life Technologies Corporation.

USPS Program. In 2003, a Northrop Grumman-led consortium that included Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. In August 2007, we entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. The agreement covers the USPS fiscal years of 2007 through 2011. Under the terms of the agreement, the purchase quantity of anthrax tests will be determined on an annual basis, based on the USPS fiscal year of October 1 through September 30. We have received notice that expected test purchases for the USPS in fiscal 2009 will be approximately one million cartridges.

Foundation for Innovative New Diagnostics. In May 2006, we entered into an agreement with the Foundation for Innovative New Diagnostics (“FIND”) to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, we were responsible for the development of a 6-color GeneXpert system to accomplish such a test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND has been reimbursing us at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. The supply term of the agreement is for twelve years, unless terminated by either party in accordance with relevant provisions of the agreement.

MANUFACTURING

Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and the FDA’s Quality System Regulations, enabling us to market our systems in the Clinical, Industrial and Biothreat testing markets worldwide. In our manufacturing facilities, we assemble our systems and produce reagents and tests for use on our GeneXpert and SmartCycler systems. We assemble our disposable reaction tubes on a custom, automated assembly line that is designed with an expandable capacity. We depend on suppliers for various components used in the manufacture of the GeneXpert and SmartCycler systems, disposable reaction tubes and cartridges, some of which are our sole source for such components.

We received ISO 13485:1996 certification in February 2003. In 2006 we received ISO 13485:2003 certification that includes CADMAS for European and Canadian product distribution. Our facility was inspected by the FDA during 2007 and found to be in compliance with Quality System Regulations.

BACKLOG

We do not consider backlog to be a significant indicator of the level of future sales activity. In general, we do not manufacture our products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation and F. Hoffman-La Roche Ltd (“Roche”) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, BDC, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic and bioMerieux, offer molecular tests.

We also face competition from both established companies such as Beckman Coulter, Inc., and development stage companies that are entering these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

We believe that the principal competitive factors affecting sales of genetic and DNA analysis systems include the speed, integrated functionality and portability of the equipment, ease of use, the quality of the test results, price, market acceptance of the technology, regulatory approvals, particularly in the Clinical market, possession of the necessary intellectual property licenses for specific markets, collaborations and distributor relationships for specific markets and tests, and the selection of tests available for the system. We believe our products better integrate the various processes associated with DNA and RNA analysis than other currently available equipment, and that the speed, portability, flexibility, reliability and ease of use of our products are competitive.

GOVERNMENT REGULATION

In the Clinical market, our products are generally regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to four months from submission but can take longer.

To date, we have received FDA clearance on Smart GBS, Xpert GBS, Xpert EV, Xpert MRSA, Xpert MRSA/SA-SSTI and Xpert MRSA/SA-BC. In addition, we have CE IVD-marked products for sale in Europe for Xpert BCR/ABL, Xpert GBS, Xpert EV, Xpert MRSA, Xpert MRSA/SA-BC, Xpert MRSA/SA-SSTI, Xpert C. difficile, Xpert vanA/vanB and HemosIL Factor II, Factor V on the GeneXpert system. We also have CE IVD-marked products for Smart GBS, Epstein-Barr virus (“EBV”), cytomegalovirus (“CMV”) and varicella zoster virus (“VZV”) on the SmartCycler system. We have CE IVD marked the GeneXpert system and SmartCycler system for IVD use in EU countries.

For the Industrial and Biothreat markets, some of our products may not need FDA or other regulatory approval; however, all of our products are being produced under ISO 13485 and Quality System Regulations.

INTELLECTUAL PROPERTY

We integrate capabilities in system design, development, production and DNA amplification technologies, along with design, development and manufacture of primers, probes, dyes, quenchers and other individual reagent components. We have and are continuing to develop our own proprietary intellectual property along with licensing specific third-party technologies. We currently have, either through assignment or exclusive license, 42 issued and allowed U.S. patents along with 35 pending US patent applications. These do not include international counterparts.

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

In April 2004, we entered into a patent license agreement with Applera Corporation (“Applera”) for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Applera patents. In June 2006, the patent license agreement was expanded to include additional products.

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

In January 2007, we entered into a sublicense agreement with bioMerieux SA, pursuant to which bioMerieux SA granted us a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of MRSA. The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux SA with the right for bioMerieux SA to sublicense. Under the sublicense agreement, and subject to certain limitations set forth therein, we will be able to use the licensed rights to develop and sell products for use with our GeneXpert and SmartCycler systems.

We intend to actively pursue acquisitions of additional molecular markers and/or complementary products, technologies or companies in the fields of oncology, infectious diseases and other fields appropriate for molecular diagnostics. Under this program, we made our first significant technology acquisition during 2006 in the emerging field of micro RNA technology. We currently have approximately 500 micro RNA targets under evaluation, and an additional 1,300 candidates are under investigation. These targets are expected to lead to specific potential test opportunities in the cancer and infectious disease areas.

BUSINESS COMBINATIONS

In August 2006, we purchased 100% of the stock of Actigenics SA (“Actigenics”), a French micro RNA research and services company. The purchase amount paid was $1.2 million in cash.

In February 2007, we purchased 100% of the outstanding stock of Sangtec Molecular Diagnostics AB (“Sangtec”), a company located in Bromma, Sweden. The purchase price of the acquisition was approximately $30.2 million.

In November 2008, we purchased 100% of the stock of Stretton Scientific Limited (“Stretton”), a United Kingdom distributor of scientific diagnostic, measuring and monitoring equipment based in Stretton, United Kingdom. The aggregate purchase price of the acquisition was approximately $2.3 million. The purchase agreement provides for cash holdbacks from the purchase price of $0.3 million and $0.2 million to be paid one and two years, respectively, from the acquisition date as security for the seller’s indemnification of obligations.

EMPLOYEES

As of December 31, 2008, we had 547 full-time equivalent and contract employees worldwide. At December 31, 2008 none of our employees were represented by a labor union. Many of our employees in Sweden are under a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of February 10, 2009 appear below:

The following table and discussion set forth certain information with regard to our current executive officers.

Name	Age	Position
John L. Bishop	64	Chief Executive Officer and Director
Peter J. Dailey, Ph.D.	53	Senior Vice President, Research and Development
Russel K. Enns, Ph.D.	60	Senior Vice President, Regulatory and Clinical Affairs, Quality System and Reimbursement
Laurie King	55	Senior Vice President, Human Resources
Robert J. Koska	51	Senior Vice President, Worldwide Commercial Operations
Andrew D. Miller	48	Senior Vice President, Chief Financial Officer
David H. Persing, M.D., Ph.D	53	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	63	Executive Vice President, Chief Operating Officer
Joseph H. Smith	64	Senior Vice President, General Counsel and Secretary

John L. Bishop. Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002. Mr. Bishop served as President and a director of Vysis, Inc., a genomic disease management company that was acquired by Abbott Laboratories, from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe, Inc. From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation. Mr. Bishop currently serves as a director of Conceptus, Inc. and as a member of the Board of the Biotechnology Industry Organization (BIO) and the BIO Health Section Governing Board.

Peter J. Dailey, Ph.D. Dr. Dailey joined us as Vice President, Research and Development in June 2006 and now serves as our Senior Vice President, Research and Development. Prior to joining Cepheid, Dr. Dailey was the Senior Director of the Department of Infectious Disease in Discovery Research at Roche Molecular Systems, Inc., from 2002 to 2006. He is a microbiologist and virologist by training and has worked in the field of diagnostic microbiology for the last 25 years. Dr. Dailey worked as a Public Health Microbiologist at the California State Dept. of Health’s Viral & Rickettsial Disease Laboratory in Berkeley, California in the 1980s on the development of diagnostic assays for HIV and HTLV. He also worked many years as a Clinical Laboratory microbiologist in medical centers, hospitals, and reference laboratories. Beginning in 1990, he was employed at Chiron Diagnostics (now Bayer Diagnostics) working on the research, development, and application of nucleic acid probe assays, in particular viral load assays for HCV, HIV, and SIV. He has served as a subcommittee member on the National Committee for Clinical Laboratory Standards committee revising Guidelines for Molecular Diagnostic Methods for Infectious Diseases and has authored or co-authored more than 35 peer-reviewed papers as well as several book chapters and reviews on infectious disease nucleic acid diagnostic assays.

Russel K. Enns, Ph.D. Dr. Enns joined us as Senior Vice President, Regulatory Affairs, Quality System, Clinical Affairs and Medical Reimbursement in June 2003. Prior to joining Cepheid, Dr. Enns was Divisional Vice President for Regulatory and Clinical Affairs, Quality Systems, and Medical Reimbursement at Vysis, Inc., a genomic disease management company that was acquired by Abbott Laboratories, from 1995 to 2003. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development, Clinical Programs and Technical Affairs at GenProbe, Inc., a biotechnology diagnostic company, from 1984 to 1992. From 1979 to 1984, Dr. Enns was the Director of Cell Biology at Alpha Therapeutics Corporation, and from 1975 to 1979 he was a Senior Biochemist at Monsanto Corporation. He received his Ph.D. in Biochemistry from University of California at Davis in 1976. Dr. Enns is a charter member and past chair of the Clinical and Laboratory Standards Institute (“CLSI”) Area Committee on Molecular Methods, and he is currently a member of the CLSI Board of Directors.

Laurie King. Ms. King was promoted to Senior Vice President, Human Resources in April 2008, having joined us in January 2003 as Director, Human Resources and promoted to Vice President, Human Resources in 2004. Prior to joining Cepheid Ms. King held the positions of Vice President, Human Resources for Incyte, a genomic technology company, Risk Management Solutions, a risk quantification company and the American Electronics Association, a trade association for the technology industry. Ms. King has more than 25 years experience in Human Resources, is a member of the Bay Area Human Resources Executive Council, and served as West Coast co-chair of the 2008 BIO HR Conference.

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

Andrew D. Miller. Mr. Miller joined us in April 2008 as Senior Vice President, Chief Financial Officer. Prior to joining Cepheid, Mr. Miller was Vice President and Chief Accounting Officer for Autodesk, an enterprise software company, from 2003 to April 2008. Before joining Autodesk, from 2000 to 2003, Mr. Miller was Senior Vice President and Chief Financial Officer for MarketFirst Software, Inc., a leading provider of enterprise marketing automation software. Prior to MarketFirst, Mr. Miller served as Vice President of Worldwide Finance for Cadence Design Systems, Vice President of Finance and Corporate Controller for Adaptive Broadband Corporation, and senior financial roles for Silicon Graphics, Inc. Mr. Miller graduated Summa Cum Laude from Santa Clara University with a BS degree in Commerce and is a CPA.

David H. Persing, M.D., Ph.D. Dr. Persing first joined us as a director in May 2004, and became our Executive Vice President and Chief Medical and Technology Officer in August 2005. From 1999 to 2005, Dr. Persing was Senior Vice President and Chief Scientific Officer at Corixa Corporation, a Seattle-based biotechnology company, until its acquisition by GlaxoSmithkline. From 1990 to 1999 he was a member of the Clinical and Research Faculty of the Mayo Clinic in Rochester, Minnesota where he researched programs on hepatitis viruses and tick-borne infections. In 1992 he founded and directed the Molecular Microbiology Laboratory at Mayo Clinic. He has authored over 240 peer-reviewed articles and served as Editor in Chief for three textbooks on Molecular Diagnostics, the most recent of which was published by ASM press in December 2004. Dr. Persing currently serves as a director of Monogram Biosciences, Inc.

Humberto Reyes. Mr. Reyes joined us as Senior Vice President of Operations in November 2004 and became our Executive Vice President of Operations in November 2006. Prior to joining Cepheid, Mr. Reyes was an Operations Consultant with Brownsboro Group, LLC. from 2003 to 2004. Prior to joining Brownsboro, Mr. Reyes was a Senior Operations Consultant for EXPERTech Associates, consulting in medical devices and biotech industries from 2001 to 2003. Prior to that, he was Head of Operations for OXIS Health Products Inc., which developed, manufactured and marketed products for oxidative research and wellness programs from 1997 to 2001. He is an experienced operations executive with more than 25 years of progressive management experience in the diagnostic and related industries. Mr. Reyes’ work experience also includes Vice President, Operations, Dade Diagnostics at Baxter; Vice President/General Manager, Chromatography Division, Varian and Associates; and Sr. Vice President, Operations, Microgenics Corporation.

Joseph H. Smith. Mr. Smith joined us in June 2003 and now serves as Senior Vice President and General Counsel. He has been Secretary of the Corporation since March 2004. From 1989 to 2002, Mr. Smith was Vice President of Intellectual Property at ABI (now Life Technologies Corporation) and its predecessors, a biotechnology research equipment company, and from 2002 to 2003 was its Senior Vice President for Business Development. Prior to ABI, Mr. Smith was a partner in the law firm of Wiseman, Jones, and Smith; and prior to that he was also a member of the Technical Legal Department of Hewlett-Packard.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $26.0 million in 2006, $21.4 million in 2007 and $21.7 million in 2008 and we do not anticipate that we will achieve profitability for 2009. As of December 31, 2008, we had an accumulated deficit of approximately $176.6 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our healthcare associated infection tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions, and including the current significant global economic recession and disruptions in worldwide financial markets. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses, and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

The recent deterioration and current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been recently impacted by extreme disruption in the financial markets of the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We expect that our operating results may fluctuate significantly, particularly given adverse worldwide economic conditions, and any failure to meet financial expectations may result in a decline in our stock price.

We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to the global economic downturn, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems products can be lengthy, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products involving our corporate accounts within the Clinical market and those within the Industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain Industrial sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated. In addition, Clinical Partner sales to companies such as BDC and Roche can vary significantly from period to period.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on our systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	timely expansion of our menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	demand for the tests and reagents we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	level of reimbursement for our products by third-party payers; and

•	publicity concerning our systems and tests.

In particular, we believe that the success of our business will depend in large part on our ability to continue to increase sales of our Xpert tests and our ability to introduce additional tests for the Clinical market. We believe that successfully expanding our business in the Clinical market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market. In addition, we have committed substantial funds to licenses that are required for us to compete in the Clinical market. If we cannot successfully penetrate the Clinical market to fully exploit these licenses, these investments may not yield significant returns, which could harm our business.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards.

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

Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington and Bromma, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of deployment and is highly sensitive to changes in national priorities and budgets. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. For example, during the second quarter of 2008, we experienced a manufacturing issue with respect to our cartridges, which caused us to experience increased costs and negatively affected our gross margin for that period. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

If certain single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on certain single source suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. In addition, many companies are experiencing financial difficulties as a result of the global economic slowdown. We cannot assure you that our suppliers will not be adversely affected by these conditions or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the Clinical market would be harmed.

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, and the continuous growth of managed care, together with efforts to reform the health care delivery system in the United States and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

If our competitors and potential competitors develop superior products and technologies, our competitive position and results of operations would suffer.

We face intense competition from a number of companies that offer products in our target markets, some of which have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. These competitors include:

•	companies developing and marketing sequence detection systems for industrial research products;

•	diagnostic and pharmaceutical companies;

•	companies developing drug discovery technologies; and

•	companies developing or offering biothreat detection technologies.

Several companies provide systems and reagents for DNA amplification or detection. ABI (now Life Technologies Corporation) and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen, Celera and GenProbe sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests.

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

We have reformatted certain of our products affected by the U.S. Food and Drug Administration final guidance governing the sale of Analyte Specific Reagent (“ASR”) products, which could negatively impact our sales of these products.

In September 2007, the FDA published final guidance clarifying the FDA’s regulations governing the sale of ASR products, which became effective on September 15, 2008. ASRs are a class of products that do not require regulatory clearance or approval but do require compliance with the FDA’s Good Manufacturing Practice Regulations. The final guidance contains more specific ASR regulations with regard to which products may be characterized as ASRs. The final ASR guidance has caused us to implement modifications of some of our ASR products in order for us to continue selling them. We have no assurances that the reformatted products will achieve market acceptance. The final guidance has curtailed our interest in developing any new products that would previously have qualified as ASRs.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical and sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining and training personnel with the requisite skills remains challenging, particularly in the Silicon Valley area of California, where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

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

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our investments of $25.0 million, with a fair value of $15.1 million, at December 31, 2008 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted the offer from UBS to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and the offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions. In the meantime, we entered into a “no net cost” secured line of credit with UBS for $14.7 million, which provides cash liquidity to us until June 30, 2010. Given the substantial disruption in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS. In addition, subsequent changes in fair value of both our auction rate securities and the put option will be recognized in respective period financial results, which could cause fluctuations in the values of these items from period to period.

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

In Sunnyvale, California, the base for our manufacturing, product support and research and development efforts, we lease approximately 76,000 square feet of office and laboratory space pursuant to a lease that expires in March 2012, approximately 27,000 square feet of office space pursuant to a lease that expires in July 2012 and approximately 25,000 square feet of office and manufacturing space pursuant to a sublease that expires in September 2009. We also sublease approximately 22,000 square feet in Sunnyvale to support warehousing and distribution efforts pursuant to a sublease that expires in September 2010. In Bothell, Washington we sublease approximately 16,000 square feet of laboratory space for advanced chemistry research and development pursuant to a sublease that expires in August 2011. Outside of Toulouse, France we own an approximately 27,000 square-foot building and lease approximately 2,300 square feet of office space pursuant to a lease that expires in December 2009. In Bromma, Sweden we lease approximately 45,000 square feet of office and manufacturing space pursuant to a lease that expires in December 2009 and approximately 2,000 square feet of office space pursuant to a lease that expires in September 2011. In addition, we lease office space in Illinois, Washington D.C. and Derby, United Kingdom. We believe we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

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

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market since our initial public offering on June 21, 2000 under the symbol CPHD. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Market, were as follows:

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$33.36	$21.58
Second Quarter	28.82	18.18
Third Quarter	30.00	12.57
Fourth Quarter	15.70	8.52

Fiscal year ended December 31, 2007
First Quarter	$12.27	$7.40
Second Quarter	14.92	10.66
Third Quarter	23.41	14.05
Fourth Quarter	27.91	19.13

On February 10, 2009, the last reported sale price of our common stock on the NASDAQ Global Market was $8.11 per share. On February 10, 2009, there were approximately 145 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2008. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	9,006,286	$11.72	1,356,381
Equity compensation plans not approved by security holders	—	—	—

Total	9,006,286	$11.72	1,356,381

(1)	The number of securities remaining available for future issuance in column (c) includes 274,284 shares of common stock authorized and available for issuance under our Employee Stock Purchase Plan (“ESPP”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or a lesser amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of December 31, 2008.

(2)	We issue securities under our 2006 Equity Incentive Plan (“2006 Plan”) in forms other than options, warrants or rights. We may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. Under the 2006 Plan, non-employee directors are automatically granted options to purchase 25,000 shares of common stock upon initial election or appointment to the Board. On the date of the first Board meeting following each annual shareholder meeting each non-employee director then in office for longer than six months will automatically be granted options to purchase 12,500 shares of common stock. The Board may also make discretionary grants to purchase common stock to any non-employee director. Under the terms of our 2006 Plan, each award other than a stock option or stock appreciation right will reduce the number of shares remaining available for future issuance in column (c) by 1.75 shares for each share subject to such award.
(3)	We have made awards of restricted stock under our 2006 Plan in forms which do not require a payment by the recipient to us at the time of exercise or vesting. Accordingly, the weighted average exercise price in column (b) does not take these awards into consideration.

STOCK PRICE PERFORMANCE GRAPH

The following graph is furnished to, but not filed with, the Securities and Exchange Commission, and matches Cepheid’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2003.

	12/03	12/04	12/05	12/06	12/07	12/08
Cepheid	100.00	103.76	91.65	88.73	275.05	108.35
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$159,383	$116,532	$82,403	$80,440	$49,967
Other revenues	10,244	12,941	4,949	4,570	3,001

Total revenues	169,627	129,473	87,352	85,010	52,968
Loss from operations	(22,976)	(24,487)	(30,267)	(13,567)	(13,970)
Net loss	(21,713)	(21,423)	(25,985)	(13,594)	(13,800)
Basic and diluted net loss per common share	$(0.38)	$(0.39)	$(0.50)	$(0.32)	$(0.34)

Shares used in computing basic and diluted net loss per share	57,101	55,263	52,325	42,494	41,083

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$48,017	$44,026	$94,936	$37,222	$57,439
Working capital	32,211	56,109	90,362	19,561	45,217
Total assets	187,120	165,245	167,661	103,188	120,315
Bank borrowing	14,639	—	—	—	—
Long-term obligations	—	2	44	2,439	14,165
Accumulated deficit	(176,622)	(154,909)	(133,486)	(107,501)	(93,907)
Total shareholders’ equity	131,965	126,935	132,706	55,403	65,609

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the uncertain impact of the significant global economic downturn on our target markets and our business; continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

STRATEGY

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Biothreat and Industrial markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market with its ease of use, flexibility, and rapid and accurate results. We believe this system is currently the only closed, self-contained, fully-integrated and automated system for molecular testing commercially available. The system is currently commercially available in a variety of configurations ranging from 1 to 16 individual test modules, while our GeneXpert Infinity System, which will house up to 48 individual modules and offer both on-demand and batch test capability, is currently in the beta testing phase. To our knowledge, the system is also the only currently available system to offer true random access and on demand test capability for molecular testing.

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to internally develop new tests for our systems. In addition, in order to more rapidly expand our test pipeline, we work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and cancer targets. In addition, we will be focusing key business development activities on identifying infectious disease and cancer targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Enhance international platform. Internationally, our primary focus is the European Clinical market. However, we also have and will continue to develop programs for other international markets. Our European sales and marketing operations are headquartered in France. In 2008, we implemented a direct sales force in the United Kingdom (“UK”) and we sold through distributors in other international markets. We will continue to expand our distribution capability in Europe on both a direct and distributor basis.

•	Continue to maintain applications in the Industrial and Biothreat markets. We currently sell products into the Industrial and Biothreat markets and expect to continue our offerings in these markets.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, fair value of financial instruments, impairment of intangible assets and goodwill, inventory valuation, warranty accrual and stock-based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, in valuing financial instruments, how to evaluate our intangible assets and goodwill, the calculation of our inventory valuation adjustments, warranty accrual, and stock-based compensation expense and how to account for our derivative instruments. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, estimating the amount of inventory obsolescence, warranty costs associated with shipped products, estimating the useful life and volatility of stock awards granted and determining whether our derivative instruments meet the criteria for designation as hedging transactions. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Fair Value of Financial Instruments

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable that may be used to measure fair value. The three levels of inputs are the following:

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

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government and the put option. In February 2008, auctions began to fail for these securities, and each auction since then has failed. The auction rate securities were recorded at fair value as of December 31, 2008.

Our investment portfolio of auction rate securities is structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities that are well in excess of ten years. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Until the first quarter of 2008, the fair values of our auction rate securities were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date, we had categorized our investments in auction rate securities as Level 1. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at December 31, 2008, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115” (SFAS 159), and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option during the period beginning June 30, 2010 and ending July 2, 2012, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost.

In the fourth quarter of 2008, we recorded a charge to operations of $9.9 million to reduce the value of our auction rate securities investments classified as trading securities, offset by a gain of $9.4 million upon the initial recognition of the estimated fair value of the put option.

Realizability of Long-Lived Assets

Our intangible assets consist primarily of rights to certain patented technologies that we purchased. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years, on a straight-line basis except for intangible assets acquired in the acquisition of Actigenics, Sangtec and Stretton which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the consolidated statements of operations.

We review our intangible assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. In 2008 we recorded an impairment charge of $0.4 million related to certain licenses with no future use. No impairment charge was recorded in 2007 and 2006.

We annually review our goodwill for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. If our fair value exceeds our net book value including goodwill, then goodwill is not considered impaired. The initial step is to compare our fair value as determined by our market capitalization to our net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, we would estimate expected future cash flows of our business, which operates in a number of markets and geographical regions. We would then determine the carrying value of our business and compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. At December 31, 2008, we determined that goodwill was not impaired.

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

We warrant our systems to be free from defects for a period of 12 to 15 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2008 and 2007, the accrued warranty liability was $0.7 million and $0.5 million, respectively.

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

In determining fair value, we use the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (volatility), risk-free interest rate and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock–based compensation.

•

Expected term is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•	Expected volatility is based on the historical volatility for the past 5 years, which approximates the expected term of the option grant.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2008, the Company had no accrued interest or penalties.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1—Organization and Summary of Significant Accounting Policies to the consolidated financial statements appearing in Item 8 to this annual report, which are incorporated by reference into this Item 7.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenues

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
Revenues:
System sales	$51,766	$47,739	8%
Reagent and disposable sales	107,617	68,793	56%

Total product sales	159,383	116,532	37%
Other revenues	10,244	12,941	(21)%

Total Revenues	$169,627	$129,473	31%

Product Sales

We operate in three market areas: Clinical, Industrial and Biothreat markets. Within the Clinical market, we have Core Clinical sales to laboratories and hospitals and Non-core Clinical sales to partners. Non-core Clinical partner sales include sales of our SmartCycler system to BDC as well as OEM sales of selected tests to Roche.

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
Product sales by market:
Core Clinical	$91,729	$43,369	112%
Clinical Partner	16,421	17,589	(7)%

Total Clinical	108,150	60,958	77%
Biothreat	35,797	40,806	(12)%
Industrial	15,436	14,768	5%

Total Product Sales	$159,383	$116,532	37%

Total product sales increased 37% to $159.4 million in 2008 from $116.5 million in 2007, primarily due to an increase in overall GeneXpert system sales in the Core Clinical market and Xpert MRSA disposal test sales offset by the decline in product sales in the Biothreat market. Core Clinical product sales increased $48.4 million, or 112%, in 2008 compared to 2007 due primarily to continued adoption of our GeneXpert systems and Xpert tests. Sales of Xpert MRSA disposable tests increased to $47.4 million in 2008 as compared to $8.7 million in 2007 while GeneXpert system sales increased $5.8 million. Product sales from the Clinical Partner market in 2008 declined by $1.2 million, or 7%, as compared to 2007. The decrease in Clinical Partner product sales was due to the expiration of our contract with BDC in 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased by $5.0 million or 12% from $40.8 million in 2007 to $35.8 million in 2008. This decrease was primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS. Product sales to Northrop Grumman/USPS represented 23% and 36% of our total product sales in 2008 and 2007, respectively. Industrial sales were approximately flat in 2008 as compared to 2007.

We expect our Core Clinical product sales to continue to grow in 2009 as we continue our expansion of products for the healthcare associated infections market. We expect that our Non-core Clinical sales to partners will continue to decrease in 2009 due to the previously mentioned expiration of our contract with BDC and product cancellations by Roche during 2008. We also expect our Biothreat sales to decrease in 2009 as we expect the USPS to purchase contractual minimum levels of product.

The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
Product Sales by Geographic Regions:
North America	$125,327	$92,789	35%
International	34,056	23,743	43%

Total Product Sales	$159,383	$116,532	37%

Product sales in North America increased $32.5 million, or 35%, from $92.8 million in 2007 to $125.3 million in 2008. The increase in North American product sales were primarily driven by the growth in the Core Clinical market from the continued adoption of our GeneXpert system sales and Xpert MRSA disposable tests, offset by the decrease in product sales in the Biothreat market, for which our sales are primarily in North America. Excluding Biothreat, North America product sales grew 71% in 2008 as compared to 2007 Internationally, which primarily represents sales in Europe, product sales increased to $34.1 million in 2008, a 43% increase. This increase was primarily due to our focus on the European Clinical market and increasing our distribution capability in Europe on both a direct and distributor basis, resulting in the continued growth in sales of our GeneXpert systems and Xpert MRSA disposable tests.

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue of $10.2 million in 2008 decreased 21% from $12.9 million in 2007, primarily due to the termination of the Centers for Disease Control program in the third quarter of 2007, which had $2.5 million higher program revenues in 2007 than 2008. We expect that other revenue will continue to decrease during 2009 as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$89,040	$69,174	29%
Collaboration profit sharing	11,089	12,256	(10)%
Research and development	43,310	31,449	38%
Sales and marketing	29,757	22,812	30%
General and administrative	20,861	18,269	14%
Gain from legal settlement	(1,454)	—	100%

Total costs and operating expenses	$192,603	$153,960	25%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchases of Sangtec and Stretton. As a result of the increased product sales discussed above, cost of product sales increased 29% to $89.0 million in 2008 compared to $69.2 million in 2007. Our product gross margin percentage was 44% and 41% in 2008 and 2007, respectively. The increase in product gross margin percentage was primarily due to a shift in product mix to higher margin products, such as clinical reagents, most notably growth in our Xpert MRSA test revenue, and increased manufacturing efficiencies resulting from automation of our manufacturing processes and increased volumes.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The collaboration profit sharing expense was $11.1 million and $12.3 million in 2008 and 2007, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program. This expense will fluctuate relatively proportionally to the sales of anthrax cartridges under the USPS BDS program, which we expect will decrease in 2009.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 38% to $43.3 million in 2008 compared to $31.4 million in 2007. The increase in research and development expenses of $11.9 million is primarily due to a $3.9 million increase in salaries and employee-related expenses, inclusive of a $1.3 million increase in stock-based compensation. Other increases included a $2.3 million increase in clinical trial costs, a $0.9 million increase in supplies used in research activities, a $0.9 million increase in contractor costs and a $0.4 million increase in lab supplies and freight expenses. The increase in 2008 reflects expansion in our test pipeline development activities which in 2008 resulted in the FDA clearance and U.S. release of our Xpert MRSA/SA-SSTI and Xpert MRSA/SA-BC products and CE IVD-marked products released for sale in Europe, including Xpert C. difficile and Xpert vanA/vanB. We expect that our research and development expenses will decrease as a percentage of total revenues in 2009 as we implemented headcount and cost savings initiatives in early 2009 without impacting the development of our nearer term, more significant projects.

Sales and Marketing Expenses

Sales and marketing expenses increased 30% to $29.8 million in 2008 compared to $22.8 million in 2007. The increase of $7.0 million included a $4.4 million increase in salaries and employee-related expenses, inclusive of a $1.2 million increase in stock-based compensation. Additionally contributing to the increase was a $1.8 million increase in trade-show and travel-related expenses and a $0.3 million increase in depreciation and amortization primarily related to demo equipment. These increases reflect the increase in sales and marketing headcount and expanded efforts in the Clinical market. We expect our sales and marketing expenses will increase in 2009 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our healthcare associated infection products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility, legal, accounting and other professional fees. General and administrative expenses increased 14% from $18.3 million for the year ended December 31, 2007 to $20.9 million for the year ended December 31, 2008. The increase of $2.6 million was primarily due to a $1.5 million increase in salaries and employee-related expenses, inclusive of a $0.4 million increase in stock-based compensation expense, which reflects an increase in headcount to support our overall corporate growth. In addition legal and other professional expenses increased by $0.3 million, primarily to support intellectual property-related activities. In addition, facilities costs increased by $0.2 million. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenues in 2009.

Gain from Legal Settlement

On December 25, 2008 we entered into a Settlement Agreement and Mutual Release (“Roche Settlement Agreement”) with Roche Molecular Systems, Inc. (“RMS”) regarding the cancellation by RMS of outstanding purchase orders as well as future purchasing requirements under a previously negotiated supply agreement with us. Pursuant to the agreement, RMS agreed to pay us $2.1 million as full and complete consideration for all cancelled orders and failure to meet purchasing requirements under the supply agreement. Approximately $0.7 million of the consideration was applied against certain inventory purchases that we had made in anticipation of building product to ship to Roche. The remaining $1.4 million was recorded as a gain. We received the payment in January 2009.

Other Income (Expense), Net

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
Other income (expenses), net:
Interest income	$1,225	$2,731	(55)%
Interest expense	(13)	(22)	(41)%
Foreign currency gain (loss) and other	(860)	568	(251)%

Total other income (expenses), net	$352	$3,277	(89)%

Other income (expense) decreased to a $0.3 million gain in 2008 from a $3.3 million gain in 2007, primarily due to a loss of $9.9 million to reduce the value of our auction rate securities investments classified as trading securities, offset by a gain of $9.4 million upon the initial recognition of the estimated fair value of the put option. Additionally contributing to the decrease was foreign currency losses reflecting strengthening of the U.S. Dollar during the second half of year in 2008 and a decrease in interest income with lower average cash balances and lower interest rates in 2008.

Income Taxes

Income tax benefit of $0.9 million in 2008 represents current U.S. federal income tax benefit of $0.2 million related to a refundable research and development (“R&D”) credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or R&D credit carryovers if they forego bonus depreciation on certain qualified property and equipment placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on property and equipment placed into service through the year ended December 31, 2008. The income tax benefit in 2008 also represents $0.8 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden and refundable R&D credit in France, offset by $0.1 million of state income tax expense. As of December 31, 2008 and 2007, we had deferred tax assets of approximately $71.8 million and $63.2 million, respectively, which were offset by a valuation allowances of $71.3 million and $59.9 million, respectively. We also had a deferred tax liability of $2.6 million as of December 31, 2008 in connection with the acquisition of the assets and licensed intellectual properties of Sangtec and Stretton, which we acquired in February 2007 and November 2008, respectively. As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $164.8 million, which expire in the years 2011 through 2028, and federal research and development tax credits of approximately $4.2 million, which expire in the years 2013 through 2027. As of December 31, 2008, we had net operating loss carryforwards for state income tax purposes of approximately $61.3 million, which expire in the years 2012 through 2018, and state research and development tax credits of approximately $5.2 million, which have no expiration date.

Utilization of our net operating loss may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating losses before utilization.

Undistributed earnings of our foreign subsidiaries of approximately $1.9 million and $1.4 million at December 31, 2008 and 2007, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both federal income taxes, subject to an adjustment for foreign income tax credit, and withholding taxes payable to various foreign countries. The distribution of such foreign earnings to the U.S. parent would have no U.S. tax impact as the net operating loss carryforwards exceed the undistributed earnings.

Comparison of Years Ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
Revenues:
Systems sales	$47,739	$22,737	110%
Reagent and disposable sales	68,793	59,666	15%

Total product sales	116,532	82,403	41%
Contract revenues	8,554	3,913	119%
Grant and government sponsored research revenue	4,387	1,036	323%

Total Revenues	$129,473	$87,352	48%

Product Sales

We operate in three market areas: Clinical, Industrial and Biothreat markets.

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
Product sales by market:
Core Clinical	$43,369	$15,626	178%
Clinical Partner	17,589	3,995	340%

Total Clinical	60,958	19,621	211%
Industrial	14,768	14,784	(0)%
Biothreat	40,806	47,998	(15)%

Total Product Sales	$116,532	$82,403	41%

Total product sales increased 41% to $116.5 million in 2007 from $82.4 million in 2006. The increase in product sales was primarily due to growth of $27.7 million in the Core Clinical market, which included an increase of $18.6 million related to GeneXpert systems sales and $5.3 million for SmartCycler system sales as well as an increase in reagent and disposable sales primarily due to sales of $10.6 million of GeneXpert tests including $8.7 million of Xpert MRSA disposable tests. Such increases were partially offset by a decrease of $7.2 million in product sales in the Biothreat market for 2007 as compared to 2006 due to reduced anthrax test cartridge sales of $7.5 million to Northrop Grumman/USPS in the Biothreat market. Product sales to Northrop Grumman/USPS represented 36% and 59% of our total product sales in 2007 and 2006, respectively.

The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
Product Sales by Geographic Regions:
North America	$92,789	$72,932	27%
International	23,743	9,471	151%

Total Product Sales	$116,532	$82,403	41%

Product sales in North America increased $19.9 million or 27% from $72.9 million in 2006 to $92.8 million in 2007. The increase in North American product sales was primarily driven by the growth in the Core Clinical market related to increased GeneXpert systems sales as well as an increase in reagent and disposable sales, primarily due to sales of $10.6 million of GeneXpert tests including $8.7 million of Xpert MRSA disposable tests. Increased GeneXpert system sales and sales of Xpert MRSA disposable tests were offset by decreased product sales in the Biothreat market, for which our sales are primarily in North America. Internationally, which primarily represents sales in Europe, product sales increased from $9.5 million in 2006 to $23.7 million in 2007, representing a 151% increase. This increase was primarily due to our focus on the European Clinical market resulting in the growth in sales of our GeneXpert systems and Xpert MRSA disposable tests, as the European Clinical market began to adopt the GeneXpert system and Xpert MRSA disposable tests.

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

Costs and Operating Expenses

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$69,174	$48,800	42%
Collaboration profit sharing	12,256	14,974	(18)%
Research and development	31,449	23,886	32%
In-process research and development	—	139	(100)%
Sales and marketing	22,812	14,116	62%
General and administrative	18,269	12,354	48%
Expense for patent related matter	—	3,350	(100)%

Total costs and operating expenses	$153,960	$117,619	31%

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

Collaboration Profit Sharing

The collaboration profit sharing was $12.3 million and $15.0 million in 2007 and 2006, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses increased 32% to $31.4 million in 2007 from $23.9 million in 2006. The increase in research and development expenses of $7.6 million was primarily due to a $4.5 million increase in salaries and employee-related expenses, including an increase of $1.3 million in stock-based compensation, resulting from our operational expansion in Europe and the United States, a $1.3 million increase in facility related costs and depreciation expense, a $0.6 million increase in direct material related costs, a $0.3 million increase in consulting costs, and a $0.3 million increase in travel related expenses. The increase in 2007 also reflects expansion in our contract, grants and government sponsored research activities and the impact of the Sangtec acquisition in 2007.

In-process Research and Development

In-process research and development of $0.1 million in 2006 represents the write-off of research and development intangible assets acquired in the acquisition of Actigenics in August 2006 that had no alternative future uses. No related expense was incurred in 2007.

Sales and Marketing Expenses

Sales and marketing expenses increased 62% to $22.8 million in 2007 compared to $14.1 million in 2006. The increase of $8.7 million included a $6.1 million increase in salaries and employee-related expenses, inclusive of both a $0.7 million increase in stock-based compensation and a $2.6 million increase in sales commissions due to greater commission-based sales. Other increases included a $0.6 million increase in consulting and other professional fees, a $0.5 million increase in travel related expenses, a $0.4 million increase in depreciation expense, $0.2 million in facilities and information technology related costs, and a $0.2 million increase in marketing and demo related costs.

General and Administrative Expenses

General and administrative expenses increased 48% from $12.4 million for the year ended December 31, 2006 to $18.3 million for the year ended December 31, 2007. The increase of $5.9 million was primarily due to a $3.8 million increase in salaries and employee-related expenses, inclusive of a $1.3 million increase in stock-based compensation expense, which reflects an increase in headcount, partially from the acquisition of Sangtec, as well as costs associated with a separation and consulting agreement we entered into in December 2007 with our former Chief Financial Officer, pursuant to which we recorded salary and employee related expenses of $0.3 million and stock-based compensation of $0.8 million,. Other increases included $1.8 million in legal and other professional consulting expenses, and $0.1 million in travel related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of December 31, 2008, we had $23.5 million in cash and cash equivalents. Our total cash and cash equivalents increased in the year ended December 31, 2008 by $7.0 million, which consisted primarily of $4.6 million used for operating activities and $15.2 million used for investing activities, offset by $26.8 million provided by financing activities. We maintain our portfolio of cash equivalents in money market funds in order to minimize market risk and preserve principal.

Net cash used in operating activities was $4.6 million, $14.7 million and $11.7 million in 2008, 2007 and 2006, respectively. In 2008, net cash used in operating activities primarily consisted of a $21.7 million net loss, which was offset by $12.7 million of depreciation expense and amortization of intangible assets and $14.1 million of stock-based compensation. In addition, the decrease of $10.6 million attributable to changes in operating assets and liabilities consisted primarily of a decrease in deferred revenue of $1.5 million, increases in inventory of $8.6 million and prepaid expenses of $2.5 million, which were partially offset by a decrease in accounts receivable of $2.5 million and an increase of $0.8 million in accounts payable and other current liabilities. In 2007, net cash used in operating activities primarily consisted of a $21.4 million net loss, which was partially offset by $9.8 million of depreciation expense and amortization of intangible assets and $11.1 million of stock-based compensation. In addition, the decrease of $14.4 million attributable to changes in operating assets and liabilities consisted primarily of increases in receivables of $4.6 million, inventory of $11.3 million, prepaid expenses of $0.9 million, payments of $3.4 million for patent-related matters and $0.8 million of deferred revenue, which were partially offset by increases of $6.1 million in accounts payable, other current liabilities and accrued compensation, $0.2 million in income taxes payable and a decrease of $0.2 million in other non-current assets. In 2006, net cash used in operating activities primarily consisted of a $26.0 million net loss, which was partially offset by $7.6 million of depreciation expense and amortization of intangible assets and $7.3 million of stock-based compensation. In addition, the decrease in operating assets and liabilities of $1.1 million consisted primarily of a $3.4 million increase in accrued expense for a patent-related matter, which was offset by $4.4 million principally related to inventory, accounts receivable, deferred revenue and accounts payable and other accrued liabilities.

Net cash provided by (used in) investing activities was ($15.2) million, $10.5 million and ($74.9) million in 2008, 2007 and 2006, respectively. In 2008, net cash used in investing activities consisted of $14.9 million in capital expenditures and $1.9 million used to acquire Stretton, which was partially offset by $2.6 million net marketable securities sold and $0.1 million in sales of fixed assets. In 2007, net cash provided by investing activities consisted of $50.2 million net marketable securities sold, which was partially offset by $27.6 million used to acquire Sangtec and Actigenics, $4.9 million used for technology licenses and $7.1 million in capital expenditures. In 2006, net cash used in investing activities consisted of $56.6 million net purchases of marketable securities, $1.0 million to acquire Actigenics, $5.9 million in capital expenditures, and $11.3 million for technology licenses.

Net cash provided by financing activities was $26.8 million, $3.3 million and $87.7 million in 2008, 2007 and 2006, respectively. In 2008, cash provided by financing activities consisted of $14.7 million in borrowings from lines of credit and $12.1 million in net proceeds from the sale of common stock under our employee equity incentive plans. In 2007, cash provided by financing activities consisted of $3.7 million in net proceeds from the sale of common stock under our employee equity incentive plans that was partially offset by repayments of $0.4 million on our equipment and other loans. In 2006, cash provided by financing activities consisted of $95.8 million in net proceeds from the sale of common stock. This was partially offset by repayments of $8.1 million on our equipment loans and line of credit.

At December 31, 2008, we had $25.0 million invested in auction rate securities at cost and $15.1 million of fair value, all of which have failed to settle at auction since March 2008. At December 31, 2008, all but two of our auction rate securities continue to carry at least an AAA rating by at least one of the rating agencies with those two carrying an AA rating. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

In October 2008, UBS offered us an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. On November 10, 2008, we accepted this offer. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. The put option with fair value of $9.4 million is a separate freestanding instrument and will be accounted for separately from our auction rate securities investment. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions. In the meantime, we entered into a “no net cost” secured line of credit with UBS for $14.7 million, which provides cash liquidity to us until June 30, 2010.

In the fourth quarter of 2008, we recorded a charge to earnings of $9.9 million to reduce the value of our auction rate securities investments classified as trading securities, offset by a gain of $9.4 million on the put option. We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, acquisitions, if any, or other business requirements.

Contractual Obligations

As of December 31, 2008, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,908	$3,612	$5,426	$870	—
Bank borrowing	14,639	14,639	—	—	—
Purchase obligations	20,396	6,567	8,929	$4,900	—
Minimum royalties	8,835	904	1,843	1,911	4,177

	$53,778	$25,722	$16,198	$7,681	$4,177

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

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K. As described above, we had $25.0 million invested in auction rate securities at cost, all of which have failed to settle at auction since March 2008. See “Liquidity and Capital Resources – Cash and Cash Flow” above for a description of our auction rate securities and settlement with UBS. We valued these securities using a discounted cash flow methodology. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, thereby could result in significant changes to the fair value of auction rate securities. A hypothetical increase in interest rate by 100 basis points would have resulted in an increase in the fair value of our auction rate securities and a decrease in the fair value of our put option position of approximately $0.4 million as of December 31, 2008. We do not utilize derivative financial instruments to manage our interest rate risks.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for 2008 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the fiscal year ended December 31, 2007 we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. As of December 31, 2008, we had two outstanding exchange forward contracts with approximately $0.1 million of pre-tax gain for the estimated fair value of outstanding currency exchange forward contracts. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. At December 31, 2008, a 10% change in the exchange rates in our portfolio of foreign currency contracts would have changed our unrealized gain by approximately $1.0 million. We do not hold or purchase any currency contracts for trading purposes.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto, of Cepheid and the Reports of Independent Registered Public Accounting Firm, Ernst and Young LLP, are filed as a part of this Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cepheid UK, which was acquired on November 1, 2008 and at the date of acquisition was named Stretton Scientific Limited, which is included in the Company’s 2008 consolidated financial statements and constituted 1.2% and 1.5% of total and net assets, respectively, as of December 31, 2008 and 0.2% and 0.1% of revenue and net loss, respectively, for the year then ended.

Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 26, 2009

/s/ JOHN L. BISHOP John L. Bishop	/s/ ANDREW D. MILLER Andrew D. Miller
Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited Cepheid’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Cepheid’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cepheid UK, which was acquired on November 1, 2008 and at the date of acquisition was named Stretton Scientific Limited, which is included in the 2008 consolidated financial statements of Cepheid and constituted 1.2% and 1.5% of total and net assets, respectively, as of December 31, 2008 and 0.2% and 0.1% of revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cepheid also did not include an evaluation of the internal control over financial reporting of Cepheid UK.

In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

San Jose, California

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Cepheid changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cepheid’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

San Jose, California

February 25, 2009

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,478	$16,476
Restricted cash	1,500	—
Marketable securities	—	27,550
Accounts receivable, less allowance for doubtful accounts of $20 and $37 as of December 31, 2008 and 2007, respectively	18,952	21,263
Inventory	33,498	23,821
Prepaid expenses and other current assets	4,636	2,565

Total current assets	82,064	91,675
Property and equipment, net	24,109	17,174
Investments	15,101	—
Put option	9,438	—
Other non-current assets	920	923
Intangible assets, net	36,932	40,629
Goodwill	18,556	14,844

Total assets	$187,120	$165,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,669	$10,587
Accrued compensation	7,919	8,573
Accrued royalties	5,953	6,913
Accrued collaboration profit sharing	2,023	522
Accrued other liabilities	6,816	4,742
Income tax payable	—	213
Current portion of deferred revenue	2,834	4,016
Bank borrowing	14,639	—

Total current liabilities	49,853	35,566
Long-term portion of deferred revenue	1,753	2,054
Other liabilities	3,549	690

Total liabilities	55,155	38,310

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 57,663,859 and 55,611,398 shares issued and outstanding at December 31, 2008 and 2007, respectively	266,991	254,807
Additional paid-in capital	41,619	26,697
Accumulated other comprehensive income (loss)	(23)	340
Accumulated deficit	(176,622)	(154,909)

Total shareholders’ equity	131,965	126,935

Total liabilities and shareholders’ equity	$187,120	$165,245

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenues:
System sales	$51,766	$47,739	$22,737
Reagent and disposable sales	107,617	68,793	59,666

Total product sales	159,383	116,532	82,403
Other revenues	10,244	12,941	4,949

Total revenues	169,627	129,473	87,352

Costs and operating expenses:
Cost of product sales	89,040	69,174	48,800
Collaboration profit sharing	11,089	12,256	14,974
Research and development	43,310	31,449	23,886
In-process research and development	—	—	139
Sales and marketing	29,757	22,812	14,116
General and administrative	20,861	18,269	12,354
Gain from legal settlement	(1,454)	—	—
Expense for patent related matter	—	—	3,350

Total costs and operating expenses	192,603	153,960	117,619

Loss from operations	(22,976)	(24,487)	(30,267)
Other income (expense):
Interest and other income, net	1,225	2,731	4,402
Interest expense	(13)	(22)	(367)
Foreign currency exchange gain (loss) and other	(860)	568	247

Other income, net	352	3,277	4,282

Net loss before benefit (provision) for income taxes	(22,624)	(21,210)	(25,985)
Benefit (provision) for income taxes	911	(213)	—

Net loss	$(21,713)	$(21,423)	$(25,985)

Basic and diluted net loss per share	$(0.38)	$(0.39)	$(0.50)

Shares used in computing basic and diluted net loss per share	57,101	55,263	52,325

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2005	42,755	$155,347	$7,518	$39	$(107,501)	$55,403
Components of comprehensive loss:
Net loss	—	—	—	—	(25,985)	(25,985)
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized gain on available-for-sale securities	—	—	—	5	—	5

Total comprehensive loss						(26,029)

Issuance of common shares under a follow on offering (net of issuance costs of $6,312)	11,420	91,899	—	—	—	91,899
Issuance of shares of common stock under employee and director option plans	652	2,993	—	—	—	2,993
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	7,547	—	—	7,547
Issuance of shares of common stock under employee stock purchase plan	123	893	—	—	—	893

Balance at December 31, 2006	54,950	251,132	15,065	(5)	(133,486)	132,706
Components of comprehensive loss:
Net loss	—	—	—	—	(21,423)	(21,423)
Foreign currency translation adjustment	—	—	—	345	—	345

Total comprehensive loss						(21,078)

Issuance of shares of common stock under employee and director option plans	512	2,620	—	—	—	2,620
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	11,632	—	—	11,632
Issuance of shares of common stock under employee stock purchase plan	149	1,055	—	—	—	1,055

Balance at December 31, 2007	55,611	254,807	26,697	340	(154,909)	126,935
Components of comprehensive loss:
Net loss	—	—	—	—	(21,713)	(21,713)
Foreign currency translation adjustment	—	—	—	(363)	—	(363)

Total comprehensive loss						(22,076)

Issuance of shares of common stock under employee and director option plans	1,772	9,849	—	—	—	9,849
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	14,922	—	—	14,922
Issuance of shares of common stock under employee stock purchase plan	281	2,335	—	—	—	2,335

Balance at December 31, 2008	57,664	$266,991	$41,619	$(23)	$(176,622)	$131,965

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,713)	$(21,423)	$(25,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,632	5,506	4,824
Amortization of intangible assets	4,669	4,263	2,746
Amortization of imputed interest	—	—	222
In-process research and development	—	—	139
Amortization of prepaid compensation	252	302	105
Stock-based compensation related to employees and consulting services rendered	14,064	11,120	7,330
Write-off of patented technologies licenses	406	—	—
Unrealized loss on auction rate securities	9,899	—	—
Unrealized gain on put option	(9,438)	—	—
Deferred rent	231	(110)	63
Changes in operating assets and liabilities:
Accounts receivable	2,495	(4,555)	(1,237)
Inventory	(8,580)	(11,279)	(2,034)
Prepaid expenses and other current assets	(2,520)	(880)	(439)
Other non-current assets	(676)	169	(284)
Accounts payable and other current liabilities	811	2,313	555
Accrued expense for patent-related matter	—	(3,350)	3,350
Accrued compensation	(663)	3,967	86
Deferred revenue	(1,476)	(748)	(1,082)

Net cash used in operating activities	(4,607)	(14,705)	(11,641)

Cash flows from investing activities:
Capital expenditures	(14,936)	(7,098)	(5,917)
Acquisition of leasehold improvements	327	—	—
Payments for technology licenses	(418)	(4,945)	(11,325)
Cost of acquisitions, net of cash acquired	(1,884)	(27,637)	(1,037)
Proceeds from the sale of fixed assets	125	23	—
Proceeds from maturities of marketable securities	2,550	55,000	47,850
Purchases of marketable securities	—	(4,800)	(104,450)
Transfer from (to) restricted cash	(983)	—	—

Net cash provided by (used in) investing activities	(15,219)	10,543	(74,879)

Cash flows from financing activities:

Net proceeds from the sale of common shares and exercise of stock options and awards	12,183	3,675	95,785
Proceeds from bank borrowing	14,700	—	—
Principal payment of line of credit	—	—	(4,000)
Principal payments under equipment financing	—	(316)	(4,044)
Principal payments of bank borrowing	(65)	—	—
Principal payments of notes payable	—	(48)	(63)

Net cash provided by financing activities	26,818	3,311	87,678

Effect of exchange rate change on cash	10	141	(44)

Net increase (decrease) in cash and cash equivalents	7,002	(710)	1,114
Cash and cash equivalents at beginning of year	16,476	17,186	16,072

Cash and cash equivalents at end of year	$23,478	$16,476	$17,186

Supplemental Cash Flow Information:
Cash paid for interest	$11	$22	$367

See accompanying notes.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s legacy Biothreat and Industrial markets. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into United States (“U.S.”) dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in interest and other income, net.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” (“SFAS 157”), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 effective January 1, 2008. See Note 2 for information regarding our fair value measurements on financial assets. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations or cash flows since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

Cash, Cash Equivalents, Marketable Securities and Investments

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with maturities from the date of purchase of 90 days or less. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

The Company designates marketable securities as either trading or available-for-sale and records them at fair value. Realized and unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Marketable securities with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The following is a summary of the Company’s cash, cash equivalents and investments (in thousands):

	December 31,
	2008	2007
Cash and cash equivalents:
Cash	$18,252	$12,207
Money market funds	5,226	4,269

	$23,478	$16,476

Marketable securities:
Taxable auction rate securities	$—	$27,550

Investments:
Put option	$9,438	$—
Taxable auction rate securities	15,101	—

	$24,539	$—

Auction Rate Securities

At December 31, 2008, our investments consisted of a portfolio of auction rate securities with a cost basis of $25.0 million is classified as trading securities and recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See discussion below for the change in classification from available-for-sale to trading securities The historical cost basis of this portfolio has been reduced by net losses on these securities of $9.9 million, which has been charged to earnings in 2008. We valued these securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our auction rate securities have failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At December 31, 2008, all but two of our auction rate securities continue to carry at least an AAA rating by at least one of the rating agencies with those two carrying an AA rating. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (put option exercise period). In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at December 31, 2008, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS 159), and subsequent changes in fair value will also be recognized in respective period financial results. Since we intend to exercise the put option during the put option exercise period, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and

Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount equal to a specified percentage of fair value of the securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.

In the fourth quarter of 2008, we recorded a charge to earnings of $9.9 million to reduce the value of our auction rate securities investments classified as trading securities, offset by a gain of $9.4 million on the put option.

Restricted Cash

Restricted cash consists of a $1.5 million certificate of deposit with a maturity less than 90 days held by a banking institution as collateral for our hedging program.

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

The components of inventories were as follows (in thousands):

	December 31,
	2008	2007
Raw Materials	$12,328	$9,956
Work in Process	8,629	7,550
Finished Goods	12,541	6,315

	$33,498	$23,821

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$21	$21
Building	2,049	1,312
Scientific equipment	16,668	11,897
Manufacturing equipment	15,797	11,768
Office furniture, computers and equipment	9,030	7,920
Leasehold improvements	10,487	7,461

	54,052	40,379
Less accumulated depreciation and amortization	(29,943)	(23,205)

	$24,109	$17,174

Intangible Assets and Goodwill

As of December 31, 2008, intangible assets consisted primarily of rights to certain patented technologies licensed from F. Hoffmann-La Roche Ltd. (“Roche”) and Applera Corporation (“Applera’), (see Note 5, “Patent License Agreements and Note 7, “Collaborative Agreements and Contracts”) and intangible assets acquired in the acquisition of Actigenics, Sangtec and Stretton (see Note 8, “Acquisitions”).

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in the acquisitions of Actigenics, Sangtec and Stretton, which are amortized on the basis of economic useful life. Amortization of intangible assets is included in the accompanying consolidated statements of operations.

The Company reviews its intangible assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. In 2008 we recorded an impairment charge of $0.4 million. No impairment charge was recorded in 2007 and 2006.

The Company annually reviews its goodwill for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. If the fair value of the Company exceeds its net book value including goodwill, then goodwill is not considered impaired. The initial step is to compare Company’s fair value as determined by its market capitalization to its net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, the Company would estimate expected future cash flows of its business, which operates in a number of markets and geographical regions. The Company would then determine the carrying value of its business and compare its carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. At December 31, 2008, the Company compared its market capitalization to its net book value and determined that goodwill was not impaired.

Warranty Reserve

The Company warrants its systems to be free from defects for a period of 12 to 15 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision for each of the three years ended December 31, 2008 consisted of the following (in thousands):

	2008	2007	2006
Balance at beginning of year	$549	$256	$470
Costs incurred and charged against reserve	(210)	(210)	(451)
Accrual related to current year product sales	819	546	651
Adjustment to pre-existing warranties	(503)	(43)	(414)

Balance at end of year	$655	$549	$256

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R). Commencing with the first quarter of 2006, compensation cost includes all share-based awards granted to employees and directors, including employee stock option awards, restricted stock and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), options and awards issued prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and compensation for all share-based awards granted to employees and directors subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, which is generally four years. Stock-based compensation to other than employees was not impacted by the adoption of SFAS 123(R) and is determined in accordance with SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.

Determining Fair Value Under SFAS 123(R)

Valuation and amortization method — The Company estimates the fair value of share-based payments, other than restricted stock awards granted, using the Black-Scholes option-pricing formula and a single option award approach. The fair value of restricted stock awards is measured at the market price of non-restricted stock at the date of grant. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Foreign Currency Hedging

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, an amendment of SFAS No. 133 and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other assets or liabilities at their fair value. The Company utilizes forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets or liabilities. The Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. As of December 31, 2008, we had two outstanding foreign exchange forward contracts that do not qualify for hedge accounting with approximately $0.1 million of pre-tax gain for the estimated gain on the outstanding foreign currency exchange forward contracts.

Comprehensive Income (Loss)

Comprehensive loss includes net loss as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total accumulated comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity at December 31, 2008 and 2007 consisted entirely of cumulative translation adjustments.

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options and restricted awards. These anti-dilutive common stock equivalent shares totaled 5,287,000, 8,905,000 and 7,402,000, at December 31, 2008, 2007 and 2006, respectively.

Income Taxes

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2008, the Company had no accrued interest or penalties.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather, it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. Effective January 2009, the Company will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities. Since the adoption of SFAS 157 for nonfinancial assets and liabilities will be applied prospectively, there will not be a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements”, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly the adoption of SFAS No. 160 is not expected to have a material impact on its financial statements. The Company will adopt SFAS 141(R) for business combinations occurring at or subsequent to January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this statement to have any impact on our consolidated financial statements.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). This statement will not result in a change in current practice. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our financial position, cash flows or results of operations.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP No. FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP No. FAS 157-3 did not have a material impact on our consolidated financial position or results of operations.

2. Fair Value

SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable that may be used to measure fair value. The three levels of inputs are the following:

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents, put option and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - money market funds	$5,226	$—	$—	$5,226
Put option	—	—	9,438	9,438
Investments - taxable auction rate securities	—	—	15,101	15,101

	$5,226	$—	$24,539	$29,765

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government and the put option. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our consolidated balance sheet as of December 31, 2008. These investments were recorded at fair value as of December 31, 2008. The following table provides a summary of changes in fair value of our significant unobservable inputs (Level 3) from January 1, 2008 to December 31, 2008 (in thousands):

	Level 1	Level 3
Balance at January 1, 2008	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in current period earnings	—	(9,899)
Acquisition of put option	—	9,438

Balance at December 31, 2008	$—	$24,539

Our investment portfolio of auction rate securities is structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities that are well in excess of ten years. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Until the first quarter of 2008, the fair values of our auction rate securities were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date, we had categorized our investments in auction rate securities as Level 1. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at December 31, 2008, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS 159), and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option during the period beginning June 30, 2010 and ending July 2, 2012, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We are still able to sell the auction rate securities on our own, but in such a circumstance, we would lose the par value support from UBS.

In the fourth quarter of 2008, we recorded a charge to other income (expense) of $9.9 million to reduce the value of our auction rate securities investments classified as trading securities, offset by a gain of $9.4 million upon the initial recognition of the estimated fair value of the put option.

3. Intangible Assets

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in the acquisitions of Actigenics, Sangtec and Stretton, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the accompanying condensed consolidated statements of operations.

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Recorded Value	Accumulated Amortization	Net Book Value
Balance, December 31, 2008
Licenses	$40,710	$13,456	$27,254
Technology acquired in acquisitions	8,613	905	7,708
Other intangible assets acquired in acquisitions	3,130	1,160	1,970

	$52,453	$15,521	$36,932

Balance, December 31, 2007
Licenses	$40,885	$10,159	$30,726
Technology acquired in acquisitions	8,613	306	8,307
Other intangible assets acquired in acquisitions	2,170	574	1,596

	$51,668	$11,039	$40,629

Balance, December 31, 2006
Licenses	$36,388	$6,737	$29,651
Technology acquired in acquisitions	813	39	774

	$37,201	$6,776	$30,425

In 2008 we recorded an impairment charge of $0.4 million. No impairment charge was recorded in 2007 and 2006. Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $14.2 million, $15.5 million and $16.7 million at December 31, 2008, 2007 and 2006, respectively.

Amortization expense of intangible assets was $4.7 million, $4.3 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2008 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2009	$5,158
2010	5,067
2011	4,920
2012	4,812
2013	5,387
Thereafter	11,588

Total expected future annual amortization	$36,932

4. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The Company currently sells its products through its direct sales force and through third-party distributors. For the years ended December 31, 2008, 2007 and 2006, there was one customer that accounted for 23%, 36% and 58% of total products sales, respectively. The Company has distribution agreements with several companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. The following table provides a breakdown of product sales by geographic region for the three years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Product Sales Geographic information:
North America	79%	80%	88%
International	21%	20%	12%

Total product sales	100%	100%	100%

No single country outside of the United States represented more than 10% of the Company’s total revenues or total net assets in any period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company maintains its portfolio of cash equivalents in short-term commercial paper, auction rate securities and money market funds. The fair value of the auction rate securities and put option under our investment portfolio are subject to UBS credit risk. The Company’s accounts receivable are derived primarily from sales to customers. The Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In addition, the Company maintains an allowance for potential doubtful accounts.

There was one customer whose accounts receivable balance represented 14% of total receivables as of December 31, 2008 and 22% of total receivables as of December 31, 2007. The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

5. Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera, through its ABI and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with Roche, effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $23.5 million was paid in 2005 and $8.7 million was paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The effective interest rate used to calculate the present value of the discounted payments was 4.0% for both the Roche and Applera licenses. In June 2006, the Applera patent license agreement was expanded to include additional Company products, for which the Company paid an additional $0.5 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 and 15 years, respectively, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license, which was expensed during the quarter ended March 31, 2004.

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

6. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to ABI under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. As of December 31, 2008 and 2007, the accrued profit sharing liability was $2.0 million and $0.5 million, respectively. Collaboration profit sharing expense was $11.1 million, $12.3 million and $15.0 million for the years ended December 31, 2008, 2007 and 2006. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

7. Collaborative Agreements and Contracts

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

Infectio Diagnostic, Inc./GeneOhm Sciences, Inc.

In November 2003, the Company entered into a series of agreements with Infectio Diagnostics, Inc. (“IDI”). IDI merged with GeneOhm Sciences, Inc. in 2004. GeneOhm Sciences, Inc. was acquired by Becton, Dickson and Company (“BDC”) in February 2006. Under these agreements, the Company received non-exclusive worldwide, excluding Canada, distribution rights to IDI tests for GBS, MRSA and VRE that have been configured for use with the SmartCycler system. The distribution rights relating to tests for MRSA were terminated in November 2006, and the distribution rights relating to GBS terminated in April 2007. In the event that BDC introduces a VRE product for the SmartCycler system, our distribution rights relating to VRE tests will terminate two years from the date of such introduction. IDI received non-exclusive worldwide rights to distribute the Company’s SmartCycler system for use with IDI tests. Such IDI distribution rights, now owned by BDC, had an initial term that expired in November 2008.

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

In August 2007, the Company entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials. The agreement covers the USPS fiscal years of 2007 through 2011. Under the terms of the agreement, the purchase quantity of anthrax tests will be determined on an annual basis, based on the USPS fiscal year of October 1 through September 30. We have received notice that expected test purchases for fiscal 2009 will be approximately one million cartridges.

Lawrence Livermore National Laboratory

The Company has a worldwide exclusive license with Lawrence Livermore National Laboratory (“LLNL”) to use or sublicense certain patent rights and to make, have made, import, and use certain licensed products relating to the patent rights for the use of rapid thermal cycling technology with real time optical detection for nucleic acid amplification. The Company paid LLNL an issuance fee for this technology in 1997. In addition, for any product containing the licensed technology, the Company is required to pay royalties to LLNL based on net sales.

Foundation for Innovative New Diagnostics

In May 2006, Cepheid entered into an agreement with the Foundation for Innovative New Diagnostics (“FIND”) to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, Cepheid is responsible for the development of a 6-color GeneXpert system to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND will reimburse Cepheid at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. The supply term of the agreement is for twelve years, unless terminated by either party in accordance with relevant provisions of the agreement.

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

8. Acquisitions

Stretton

In November 2008, the Company purchased 100% of the stock of Stretton Scientific Limited (“Stretton”), a United Kingdom privately held distributor of scientific diagnostic, measuring and monitoring equipment based in Stretton, United Kingdom. The acquisition is expected to augment the Company’s newly established UK-based direct sales team as Stretton has relationships with a broad group of medical customers including the National Health Service, medical universities and commercial customers.

The results of operations of Stretton and the estimated fair market values of the acquired assets and liabilities have been included in the Consolidated Financial Statements since the date of acquisition. Pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results. The acquired finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed, which for some intangible assets are approximated by using the straight-line method.

Purchase Price Allocation

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”; accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The aggregate purchase price of the acquisition was approximately $2.3 million, including $2.2 million cash (net of $0.1 million cash acquired) and $0.1 million of direct acquisition costs. The purchase agreement provides for cash holdbacks from the purchase price of $0.3 million and $0.2 million to be paid one and two years, respectively, from the acquisition date as security for the seller’s indemnification of obligations. The purchase did not include any in-process research and development intangible assets, technology assets or patent assets.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$558
Property, plant and equipment	103
Intangible assets - customer relationships, trade name, and non-compete agreements	960
Current liabilities	(376)
Goodwill	1,042

Total consideration	$2,287

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the Stretton acquisition (in thousands):

	Fair Value (in thousands)	Useful Life (in years)
Customer relationships	$860	7
Trade name	30	1
Non-compete agreements	70	3

	$960

The following tables present details of our total purchased finite-lived intangible assets as of December 31, 2008 (in thousands):

	Gross	Accumulated Amortization	Net
Customer relationships	$860	$(38)	$822
Trade name	30	(3)	27
Non-compete agreements	70	(2)	68

Total	$960	$(43)	$917

The estimated future amortization expense of purchased finite-lived intangible assets as of December 31, 2008 is as follows (in thousands):

Year ending December 31,	Amount
2009	$245
2010	196
2011	143
2012	101
2013	68
Thereafter	164

Total	$917

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Stretton’s sales team. The fair value of intangible assets was based in part on a valuation completed by a third-party valuation firm using discounted cash flow and income approaches and other valuation techniques, as well as estimates and assumptions provided by the Company.

Sangtec

On February 14, 2007, Cepheid completed the purchase of 100% of the outstanding stock of Sangtec, a company located in Bromma, Sweden. Sangtec was a broad-based PCR molecular diagnostics company that developed and manufactured products for standardized nucleic acid testing of infectious diseases. The acquisition brought Cepheid a line of products for potential use in managing infections of immuno-compromised patients, a reagent manufacturing base in Europe and a research and development operation to develop and expand its clinical test products.

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The aggregate purchase price of the acquisition was approximately $30.2 million, including $29.4 million cash (net of $0.6 million cash acquired) and $0.8 million direct acquisition costs, including an increase in goodwill of $2.7 million and long-term liabilities by the same amount during the third quarter of 2008 associated with the establishment of a deferred tax liability. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$3,571
Property, plant and equipment	1,337
Intangible assets	9,970
Current liabilities	(2,197)
Goodwill	17,514

Total consideration	$30,195

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Sangtec’s products. The fair value of intangible assets was based in part on a valuation completed by a third-party valuation firm using a discounted cash flow and income approaches and other valuation techniques, as well as estimates and assumptions provided by he Company. The acquired intangible assets consisted of the following:

	Fair Value (in thousands)	Useful Life (in years)
Existing technology	$7,800	9
Contract manufacturing agreement	1,700	5
Distributor relationships	400	9
Trademark	70	3

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

The amortization expense related to the existing technology and contract manufacturing was recorded as cost of product sales, and the amortization expense related to distributor relationships and trademark was recorded as selling, general and administrative expense. Total amortization expense recorded for the years ended December 31, 2008 and 2007 was $1.0 and $0.7 million respectively.

The following table provides pro forma financial information assuming the acquisition of Sangtec had occurred at the beginning of each period presented (in thousands, except per share data):

	Years Ended December 31,
	2007	2006
Total revenues	$130,671	$95,829
Net loss	(22,026)	(29,037)
Basic and diluted net loss per share	(0.40)	(0.55)

Actigenics

In August 2006, the Company purchased 100% of the stock of Actigenics, a French micro RNA research and services company. The acquisition gave Cepheid direct access to micro RNA markers used in diagnostic and therapeutic products and the related discovery, validation and development processes. Cepheid paid $1.2 million in cash. In addition, Cepheid assumed approximately $0.7 million of liabilities, and acquired $0.2 million of tangible assets.

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

The marker technology and discovery and validation technology will be amortized on a straight-line basis over ten and six year periods, respectively. Immediately subsequent to the acquisition date, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method—an interpretation of FASB Statement No. 2”, $0.1 million of in-process research and development intangible assets with no alternative future use was written off.

9. Commitments, Contingencies and Legal Matters

Facility Leases

The Company leases its Sunnyvale, California headquarters under several operating leases. The primary lease expires in March 2012 and provides for a three percent annual base rent increase. In April 2007, the Company entered into a sublease of additional office and manufacturing space that expires in September 2009. In December 2005, the Company also entered into a lease for additional warehouse space that expires in September 2010. In May 2005, the Company entered into a facility lease for a research and development center in Bothell, Washington that expires in August 2011. In Bromma, Sweden, the Company leases office and manufacturing space pursuant to a lease that expires in December 2009. Minimum annual rental commitments under facility operating leases at December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	$3,612
2010	2,772
2111	2,654
2112	839
2113	31

Total minimum payments	$9,908

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $2.6 million and $1.9 million, respectively.

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

On January 2, 2007, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Idaho Technology regarding certain Company and Idaho Technology intellectual property (the “Intellectual Property”). The Settlement Agreement provided that the parties dismiss with prejudice litigation related to the Intellectual Property. In addition, the Settlement Agreement provides each of the parties with a non-exclusive, worldwide, fully paid, non-terminable, irrevocable license to certain of the other’s patents for use in their respective lines of products and contains certain covenants by each of the parties not to sue the other. Pursuant to the Settlement Agreement, the Company made a payment of $3.35 million to Idaho Technology in January 2007. As of December 31, 2006, the settlement amount was accrued and recorded as an expense in the consolidated statement of operations. Although the Company believed it would not be held liable for infringement had the issue ultimately gone to litigation, it came to the conclusion to settle the litigation. The Company made the Settlement Agreement and payment to avoid incurring significant legal costs to defend its case. The Company’s belief that it did not infringe Idaho Technology’s patents was based on the Company’s detailed legal analysis that the patents referenced in the litigation were either not being infringed and/or that the patents referenced were potentially invalid, due to prior art not specified or referenced in the patents. Due to the fact that the Company did not believe there to be any validity to the patent infringement case, it did not ascribe any value to future product sales and recorded the whole amount as a fiscal 2006 expense.

On December 25, 2008 we entered into a Settlement Agreement and Mutual Release (“Roche Settlement Agreement”) with Roche Molecular Systems, Inc. (“RMS”) regarding the cancellation by RMS of outstanding purchase orders as well as future purchasing requirements under a previously negotiated supply agreement with us. Pursuant to the agreement, RMS agreed to pay us $2.1 million as full and complete consideration for all cancelled orders and failure to meet purchasing requirements under the supply agreement. Approximately $0.7 million of the consideration was applied against certain inventory purchases that we had made in anticipation of building product to ship to Roche. The remaining $1.4 million was recorded as a gain. We received the payment in January 2009.

10. Shareholders’ Equity

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

Stock Option Plans

On April 27, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which was approved by the Board in February 2006. On April 27, 2006, the Board also terminated the Company’s 1997 Stock Option Plan (“1997 Plan”). No new grants will be made under the 1997 Plan, and options granted or shares issued under the 1997 Plan that were outstanding on the date the 1997 Plan was terminated will remain subject to the terms of the 1997 Plan. Shares of common stock reserved for issuance under the 2006 Plan include (i) an initial authorization of 3,800,000 shares of common stock, (ii) shares reserved but unissued under the 1997 Plan as of the date the 1997 Plan was terminated and (iii) shares subject to awards granted under the 1997 Plan that are cancelled, forfeited or repurchased by the Company or expire after the 1997 Plan termination. On April 24, 2008, shareholders approved the increased the number of shares of common stock reserved for issuance under the 2006 Plan by 1,800,000.

Under the 2006 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share awards (“PSAs”). ISOs may be granted only to employees and directors of the Board, and all other awards may be granted to Company employees and directors and to consultants, independent contractors and advisors of the Company for services rendered. Any award, other than a stock option or a SAR, shall reduce the number of shares available for issuance by 1.75 shares for each share subject to such award (for a stock option or a SAR this ratio shall remain 1:1). The 2006 Plan is administered by the Compensation Committee of the Board (“Committee”). The following provides a general description of each type of award under the 2006 Plan. As of December 31, 2008, we had 1,381,917 shares of our common stock reserved for future issuance under the 2006 Plan. Shares issued in connection with awards made under the 2007 Plan are generally issued as new stock issuances.

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

PSAs are awards denominated in shares of common stock that may be settled in cash or issuance of such shares (which may consist of restricted stock). The Committee will determine the terms of each PSA, including the number of shares of common stock subject to the PSA, the performance factors and period that shall determine the time and extent to which each PSA shall be settled, consideration to be made on settlement, and effect of the participant’s termination. The Committee will determine the extent that the PSA is earned. The number of shares subject to the PSA may be fixed or may vary in accordance with performance goals as determined by the Committee.

A summary of option activity under all plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	6,643,899	$6.53
Granted	2,127,575	$8.68
Exercised	(641,920)	$4.59
Forfeited	(737,548)	$8.62

Outstanding, December 31, 2006	7,392,006	$6.53
Granted	2,091,867	$12.36
Exercised	(410,644)	$6.38
Forfeited	(168,567)	$9.66

Outstanding, December 31, 2007	8,904,662	$8.48
Granted	2,108,875	$20.94
Exercised	(1,749,590)	$5.63
Forfeited	(257,661)	$16.47

Outstanding, December 31, 2008	9,006,286	$11.72	5.31	$14,523,458

Exercisable, December 31, 2008	4,993,738	$8.22	4.91	$12,861,376
Vested and expected to vest, December 31, 2008	8,256,029	$11.42	5.27	$14,125,091

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price of $10.38 on the last trading day of 2008 and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. The total intrinsic value of options actually exercised was $37.0 million, $4.6 million, and $2.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares (in 000s)	Weighted Average Exercise Price	Number of Shares (in 000s)	Weighted Average Exercise Price
$1.50 to $4.33	1,015	$3.41	1,015	$3.41
$4.75 to $7.38	925	$7.11	836	$7.08
$7.39 to $8.88	1,190	$8.49	790	$8.50
$8.93 to $9.11	1,065	$9.07	681	$9.06
$9.13 to $10.74	921	$9.60	788	$9.63
$10.79 to $11.85	361	$11.26	277	$11.23
$11.86 to $11.94	1,078	$11.94	434	$11.94
$11.95 to $19.66	457	$15.27	130	$15.02
$19.85 to $19.85	1,219	$19.85	—	$—
$20.01 to $32.05	775	$24.25	43	$22.03

	9,006	$11.72	4,994	$8.22

A summary of all award activity, which consists of RSAs, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	—	$—
Granted	20,000	$8.00
Vested	—	$—

Outstanding, December 31, 2006	20,000	$8.00
Granted	96,000	$14.73
Vested	(25,250)	$13.64

Outstanding, December 31, 2007	90,750	$13.55
Granted	27,000	$24.76
Vested	(41,499)	$14.80
Cancelled	(10,334)	$21.73

Outstanding, December 31, 2008	65,917	$16.07

In accordance with the 2006 Plan, RSAs granted in 2008 and 2007 reduced the number of shares available for future grant by a factor of 1.75 in 2008 and 1.6 in 2007 for each share subject to such award, or 47,250 and 153,600 shares, respectively.

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

Reserved Shares

As of December 31, 2008, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Stock Options:
Options and awards outstanding for all plans	9,006
Reserved for future grants	1,382
ESPP	274

10,662

Stock-Based Compensation

Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the ESPP for the years ended December 31, 2008 and 2007 was estimated using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
OPTION SHARES:
Expected Term (in years)	4.46	5.00	5.00
Volatility	0.60	0.56	0.96
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	2.38%	4.49%	4.87%
Estimated Forfeitures	7.74%	10.60%	13.45%
Weighted Average Fair Value	$6.44	$6.76	$6.65

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25
Volatility	0.70	0.47	0.49
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	2.26%	4.95%	5.01%
Estimated Forfeitures	7.74%	10.60%	13.45%
Weighted Average Fair Value	$7.60	$3.94	$3.42

Stock-Based Compensation Cost—Prior to the adoption of SFAS 123(R), the Company recorded stock-based compensation in accordance with APB 25 when the option price was less than the fair market value. As of December 31, 2003, all deferred compensation previously recognized had been amortized to expense. The following table is a summary of the major categories of stock compensation expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2008 and 2007 (in thousands).

	Years Ended December 31,
	2008	2007	2006
Cost of product sales	$1,016	$794	$584
Research and development	5,407	4,294	2,839
Sales and marketing	3,456	2,221	1,444
General and administrative	4,185	3,811	2,463

Total stock-based compensation cost	$14,064	$11,120	$7,330

The impact on 2008, 2007, and 2006 basic and diluted net loss per share resulting from the adoption of SFAS 123(R) was $0.25, $0.20, and $0.14 respectively.

The above stock-based compensation cost includes $1.7 million, $1.5 million, and $1.1 million related to ESPP for 2008, 2007, and 2006, respectively. In addition, stock-based compensation cost of approximately $1.6 million and $0.5 million was included in inventory as of December 31, 2008 and 2007, respectively.

In December 2007, the Company entered into a separation and consulting agreement with John R. Sluis, the Company’s former Senior Vice President and Chief Financial Officer. In compliance with the terms of the agreement, during the twelve months ended December 31, 2008, Mr. Sluis provided consulting services to the Company. During the twelve-month period ending December 31, 2008, unvested options previously granted to Mr. Sluis continued to vest according to the schedules set forth in each such option. At the conclusion of the consulting period on December 31, 2008, as Mr. Sluis completed his duties to the satisfaction of the Company’s Chief Executive Officer, per the agreement an additional 24,000 shares became vested and exercisable. As a result of the modification of Mr. Sluis’ options, the Company incurred stock-based compensation of $0.1 million in 2008 and $0.8 million in 2007. In addition, also as per the agreement, during 2008 Mr. Sluis receive a sum equivalent to his existing salary on the effective date of his retirement of $0.3 million for his consulting services, which was accrued and recorded as an expense in 2007.

As of December 31, 2008, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was approximately $26.5 million, which is net of estimated forfeitures of $6.3 million. This cost will be amortized on a straight line basis over a weighted average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

As of December 31, 2008, the total compensation cost related to RSAs not yet recognized was approximately $0.7 million, which is net of estimated forfeitures of $0.2 million. This cost will be amortized on a straight line basis over a weighted average period of approximately 2.07 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2008, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.8 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the ESPP.

11. Employee Benefit Plan

The Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2008, 2007 and 2006 were $0.5 million, $0.2 million, and $0, respectively.

12. Income Taxes

Income tax benefit of $0.9 million in 2008 represents current U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or R&D credit carryovers if they forego bonus depreciation on certain qualified property and equipment placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on property and equipment placed into service through the year ended December 31, 2008. The income tax benefit in 2008 also represents $0.8 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden and refundable R&D credit in France, offset by $0.1 million of state income tax expense. Income tax expense of $0.2 million in 2007 represented foreign income taxes related to our French subsidiary. No income taxes were recorded in 2006.

For federal income tax purposes, the Company has open tax years from 1996 through 2008 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the open years are from 2000 through 2008 due to either research credit carryovers or net operating loss carryforwards.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$47,110	$45,272
Capitalized research and development costs	2,104	1,384
Research and other credit carryforwards	8,360	7,105
Accruals and reserves	—	414
Stock option compensation	9,385	5,031
Other	4,908	3,951

Total deferred tax assets	71,867	63,157
Valuation allowance for deferred tax assets	(71,334)	(59,893)
Total deferred tax liability	(2,633)	(3,264)

Net deferred tax liability	$(2,100)	$—

Realizability of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance with the exception of those in France and the UK relating to the amortization of acquired assets and licensed intellectual property of Sangtec and Stretton. The valuation allowance increased by approximately $11.4 million, decreased by $0.1 million and increased by $17.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $164.8 million, which expire in the years 2011 through 2028, and federal research and development tax credits of approximately $4.2 million, which expire in the years 2012 through 2028. As of December 31, 2008, the Company had net operating loss carryforwards for state income tax purposes of approximately $61.3 million, which expire in the years 2010 through 2028, and state research and development tax credits of approximately $5.2 million, which have no expiration date.

Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss before utilization.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1.9 million and $1.4 million at December 31, 2008 and 2007, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes, subject to an adjustment for the foreign income tax credit, and withholding taxes payable to various foreign countries. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2008	2007
Balance at beginning of year	$3,675	$200
Increase related to current year tax positions	689	673
Increase (decrease) for tax positions of prior years	(34)	2,802

Balance at end of year	$4,330	$3,675

All of the unrecognized tax benefits would affect our effective tax rate if recognized, before consideration of certain valuation allowances. The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2009.

CEPHEID

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2008
Total revenues	$44,833	$42,050	$44,915	$37,829
Costs and operating expenses:
Cost of product sales	22,986	22,870	23,623	19,561
Collaboration profit sharing	3,733	2,777	2,460	2,119
Research and development	9,898	10,964	11,611	10,837
Sales and marketing	6,941	7,434	7,871	7,511
General and administrative	4,747	5,518	5,517	5,079
Gain from legal settlement	—	—	—	(1,454)

Total costs and operating expenses	48,305	49,563	51,082	43,653

Loss from operations	(3,472)	(7,513)	(6,167)	(5,824)
Other income (expenses), net	1,282	191	(906)	(215)

Net loss, before income tax expense	(2,190)	(7,322)	(7,073)	(6,039)
Income tax benefit (expense)	340	(204)	614	161

Net loss	$(1,850)	$(7,526)	$(6,459)	$(5,878)

Basic and diluted net loss per share	$(0.03)	$(0.13)	$(0.11)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	56,152	57,054	57,538	57,648

2007
Total revenues	$25,544	$27,173	$36,329	$40,427
Costs and operating expenses:
Cost of product sales	13,877	13,879	19,966	21,452
Collaboration profit sharing	3,497	2,731	2,729	3,299
Research and development	6,922	7,439	8,371	8,717
Sales and marketing	4,493	5,067	6,411	6,841
General and administrative	3,935	4,038	4,445	5,851

Total costs and operating expenses	32,724	33,154	41,922	46,160

Loss from operations	(7,180)	(5,981)	(5,593)	(5,733)
Other income (expenses), net	1,027	740	852	658

Net loss, before income tax expense	(6,153)	(5,241)	(4,741)	(5,075)
Income tax expense	—	—	—	(213)

Net loss	$(6,153)	$(5,241)	$(4,741)	$(5,288)

Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.09)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	55,012	55,149	55,356	55,529

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported to our management including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding timely disclosure.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be held on April 29, 2009. Information related to our executive officers also appears under the caption “Executive Officers of the Registrant” in Item 1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be held on April 29, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be held on April 29, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be held on April 29, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be held on April 29, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(c) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$11	$78	$(2)	$87
Year ended December 31, 2007	87	97	(147)	37
Year ended December 31, 2008	37	69	(86)	20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPHEID

By:	/s/ ANDREW D. MILLER
Andrew D. Miller
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Bishop and Andrew D. Miller or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. BISHOP	Chief Executive Officer and	February 26, 2009
John L. Bishop	Director (Principal Executive Officer)

/s/ ANDREW D. MILLER	Senior Vice President and Chief Financial	February 26, 2009
Andrew D. Miller	Officer (Principal Financial Officer)

/s/ THOMAS L. GUTSHALL	Director and Chairman of the Board	February 26, 2009
Thomas L. Gutshall

/s/ THOMAS D. BROWN	Director	February 26, 2009
Thomas D. Brown

/s/ CRISTINA H. KEPNER	Director	February 26, 2009
Cristina H. Kepner

/s/ ROBERT EASTON	Director	February 26, 2009
Robert Easton

/s/ DEAN O. MORTON	Director	February 26, 2009
Dean O. Morton

/s/ MITCHELL D. MROZ	Director	February 26, 2009
Mitchell D. Mroz

/s/ DAVID H. PERSING, M.D., PH.D.	Executive Vice President and Chief Medical	February 26, 2009
David H. Persing	and Technology Officer and Director

/s/ HOLLINGS C. RENTON	Director	February 26, 2009
Hollings C. Renton

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000

3.2	Amended and Restated Bylaws	8-K		3.01	10/24/2008

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002

4.3	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002

10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003

10.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/2003

10.3*	2006 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards	8-K		99.01	4/25/2008

10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000

10.5†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000

10.6†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000

10.7†	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q		10.1	11/14/2000

10.8	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002

10.9†	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q		10.2	5/15/2002

10.10†	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q		10.4	5/15/2002

10.11†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003

10.12†	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.23	3/12/2004

10.13†	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.24	3/12/2004

10.14†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.25	3/12/2004

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.26	3/12/2004

10.16†	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003	10-K		10.27	3/12/2004

10.17†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004

10.18†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004

10.19*	Offer letter to Mr. Humberto Reyes from Cepheid dated November 4, 2004	10-K		10.35	2/28/2005

10.20	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005

10.21*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005

10.22†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005	10-Q		10.2	8/4/2005

10.23*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005

10.24†	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005	10-Q		10.1	11/3/2005

10.25†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005	10-Q		10.4	11/3/2005

10.26†	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005	10-Q		10.5	11/3/2005

10.27†	License Agreement between Cepheid and DxS Limited dated November 28, 2005	10-K		10.45	2/22/2006

10.28*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

10.29*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007

10.30	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007	10-Q		10.1	5/10/2007

10.31	Sublicense agreement between Cepheid and bioMerieux S.A. dated January 16, 2007	10-Q		10.2	5/10/2007

10.32††	Master Purchase Order between Northrop Grumman Security Systems and Cepheid dated August 15, 2007	10-Q		10.1	11/5/2007

10.33*	Separation Agreement dated December 31, 2007, by and between Cepheid and John R. Sluis	10-K		10.39	2/29/2008

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008

10.35	Amended and Restated Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers	8-K		99.01	2/21/2008

10.36	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008

10.37	Series C-2 Auction Rate Securities Rights (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form F-3 (File No. 333-153882) by UBS AG with the Securities and Exchange Commission on October 7, 2008)	F-3	333-153882	4.6	10/7/2008

10.38	Credit Line Agreement dated December 5, 2008, by and between Cepheid and UBS					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.