Form 10-Q
period 2009-03-31
CEPHEID
filed 2009-05-06
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of April 24, 2009 there were 57,933,128 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2009

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, OmniMix®, affigene®, Sangtec®, and Actigenics are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,808	$23,478
Restricted cash	—	1,500
Accounts receivable, net	18,366	18,952
Inventory	35,706	33,498
Prepaid expenses and other current assets	3,209	4,636

Total current assets	84,089	82,064
Property and equipment, net	23,297	24,109
Investments	18,072	15,101
Put option	6,359	9,438
Other non-current assets	934	920
Intangible assets, net	39,266	36,932
Goodwill	18,626	18,556

Total assets	$190,643	$187,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,081	$9,669
Accrued compensation	5,923	7,919
Accrued royalties	7,860	5,953
Accrued collaboration profit sharing	870	2,023
Accrued and other liabilities	7,722	6,816
Current portion of deferred revenue	2,214	2,834
Bank borrowing	14,598	14,639

Total current liabilities	54,268	49,853
Long-term portion of deferred revenue	1,810	1,753
Other liabilities	4,820	3,549

Total liabilities	60,898	55,155

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 57,926,128 and 57,663,859 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	268,541	266,991
Additional paid-in capital	45,230	41,619
Accumulated other comprehensive income (loss)	19	(23)
Accumulated deficit	(184,045)	(176,622)

Total shareholders’ equity	129,745	131,965

Total liabilities and shareholders’ equity	$190,643	$187,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
System sales	$7,909	$14,324
Reagent and disposable sales	28,679	27,596

Total product sales	36,588	41,920
Other revenue	2,179	2,913

Total revenues	38,767	44,833

Costs and operating expenses:
Cost of product sales	20,511	22,986
Collaboration profit sharing	2,629	3,733
Research and development	10,338	9,898
Sales and marketing	6,812	6,941
General and administrative	5,269	4,747
Restructuring charge	747	—

Total costs and operating expenses	46,306	48,305

Loss from operations	(7,539)	(3,472)
Other income (expense):
Interest income	131	540
Interest expense	(75)	(1)
Foreign currency exchange gain and other	16	743

Other income (expense), net	72	1,282

Loss before income tax benefit	(7,467)	(2,190)
Benefit for income taxes	44	340

Net loss	$(7,423)	$(1,850)

Basic and diluted net loss per share	$(0.13)	$(0.03)

Shares used in computing basic and diluted net loss per share	57,832	56,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,423)	$(1,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,090	1,941
Amortization of intangible assets	1,516	1,155
Amortization of prepaid compensation expense	63	63
Stock-based compensation related to employees and consulting services rendered	3,547	3,261
Unrealized gain on auction rate securities	(2,971)	—
Unrealized loss on put option	3,079	—
Deferred rent	(74)	(31)
Changes in operating assets and liabilities:
Accounts receivable	587	(5,278)
Inventory	(2,139)	(3,237)
Prepaid expenses and other current assets	1,358	(1,261)
Other non-current assets	(15)	(143)
Accounts payable and other current liabilities	6,119	7,015
Income taxes payable	—	(213)
Accrued compensation	(1,996)	(2,730)
Deferred revenue	(563)	(346)

Net cash provided by (used in) operating activities	3,178	(1,654)
Cash flows from investing activities:
Capital expenditures	(1,420)	(4,674)
Payments for technology licenses	(1,500)	—
Cost of acquisitions, net	(148)	—
Proceeds from maturities of marketable securities	—	2,550
Proceeds from the sale of fixed assets	8	24
Transfer to unrestricted cash	1,500	517

Net cash used in investing activities	(1,560)	(1,583)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	1,551	6,732
Principal payment of bank borrowing	(41)	—
Principal payment of note payable	—	(4)

Net cash provided by financing activities	1,510	6,728
Effect of exchange rate change on cash	202	33

Net increase in cash and cash equivalents	3,330	3,524
Cash and cash equivalents at beginning of period	23,478	16,476

Cash and cash equivalents at end of period	$26,808	$20,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company” or “we”) was incorporated in the State of California on March 4, 1996. The Company is a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s legacy Biothreat, Industrial and Partner markets. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

The condensed consolidated balance sheet at March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2009 or for any future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. Certain amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain and other. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into United States (“U.S.”) dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period.

In February 2009, the Company completed an insignificant acquisition of Alpha-Omega Instrument Diagnostic BV a Belgian distributor of scientific diagnostic, measuring and monitoring equipment based in Antwerp, Belgium and we set up our Belgian subsidiary Cepheid Benelux (“Benelux”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities effective January 1, 2008 and we adopted the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

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

Auction Rate Securities

At March 31, 2009, our investments consisted of a portfolio of auction rate securities with a cost basis of $25.0 million which are classified as trading securities and recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The historical cost basis of this portfolio has been reduced by cumulative net losses on these securities of $6.9 million, which is comprised of a $9.9 million loss partially offset by a $3.0 million gain charged to earnings in 2008 and 2009, respectively. We valued these securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our auction rate securities have failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At March 31, 2009, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (“put option exercise period”). In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value pursuant to SFAS 159, and subsequent changes in fair value will also be recognized in respective period financial results. Since we intend to exercise the put option during the put option exercise period, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.

In the first quarter of 2009, we recorded a gain of $3.0 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $3.1 million on the put option.

Restricted Cash

The $1.5 million of restricted cash as of December 31, 2008 consisted of a certificate of deposit with a maturity of less than 90 days held by a bank as collateral for our hedging program. During the first quarter of 2009 the Company engaged a different financial institution which did not require collateral for its hedging program.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of the production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, stock-based compensation cost of approximately $1.7 million and $1.6 million was included in inventory as of March 31, 2009 and December 31, 2008, respectively.

The components of inventory were as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw Materials	$12,728	$12,328
Work in Process	11,362	8,629
Finished Goods	11,616	12,541

	$35,706	$33,498

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

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$655	$549
Costs incurred and charged against reserve	(423)	(177)
Accrual related to current period product sales	525	287
Adjustment to pre-existing warranties	(92)	45

Balance at end of period	$665	$704

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

The Company recognizes revenue from both one-time product sales and longer-term contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

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

Foreign Currency Hedging

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other assets or liabilities at their fair value. The Company utilizes forward foreign exchange contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid, Inc. and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, have a maturity of 6 months or less. The Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. The Company has not elected special hedge accounting treatment under SFAS 133 therefore changes in fair value of the derivatives that are not designated as hedging instruments are recorded in earnings. The Company enters into approximately two derivatives per quarter ranging from $0.4 million to $9 million in notional value each with a total notional value of approximately $11 million per quarter. As of March 31, 2009, we had two outstanding foreign exchange forward contracts that were not designated as hedging instruments. These foreign exchange forward contracts were recorded as a derivative liability within Accrued and other liabilities with a fair value of approximately $0.2 million representing the estimated loss on those outstanding foreign currency exchange forward contracts as of March 31, 2009. During the three months ended March 31, 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.2 million.

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 8,391,000 and 7,905,000 at March 31, 2009 and 2008, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,423)	$(1,850)
Other comprehensive income (loss):
Foreign currency translation adjustments	42	334
Unrealized loss on available for sale investments	—	(2,144)

Comprehensive loss	$(7,381)	$(3,660)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. Effective November 29, 2008, we adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We were required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly the adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements. The Company adopted SFAS 141(R) on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, if the Company enters into material business combinations after the adoption of SFAS No. 141(R), a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP 142-3 on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, if the Company enters into material business combinations after the adoption of SFAS No. 142-3, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

Balance as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalent - money market funds	$5,249	$—	$—	$5,249
Put option	—	—	6,359	6,359
Investments - taxable auction rate securities	—	—	18,072	18,072

Total	$5,249	$—	$24,431	$29,680

Liabilities:
Foreign currency derivatives	$—	$233	$—	$233

Total	$—	$233	$—	$233

Balance as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalent - money market funds	$11,264	$—	$—	$11,264
Investments - taxable auction rate securities	—	—	22,856	22,856

Total	$11,264	$—	$22,856	$34,120

Derivative assets and liabilities within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are required to be recorded at fair value. The Company’s derivatives that are impacted by SFAS No. 157 include foreign exchange forward contracts. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our condensed consolidated balance sheet as of March 31, 2009. These investments were valued at fair value as of March 31, 2009. The following table provides a summary of changes in fair value of our auction rate securities for the three-month periods as of March 31, 2009 and December 31, 2008 (in thousands):

		Level 3
Balance at January 1, 2009		$24,539
Unrealized gain of auction rate securities included in current period earnings		2,971
Unrealized loss of put option included in current period earnings		(3,079)

Balance at March 31, 2009		$24,431

	Level 1	Level 3
Balance at January 1, 2008	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in accumulated other comprehensive loss	—	(2,144)

Balance at March 31, 2008	$—	$22,856

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

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value pursuant to SFAS 159 and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option during the period beginning June 30, 2010 and ending July 2, 2012, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading pursuant to SFAS 115, which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We are still able to sell the auction rate securities on our own, but in such a circumstance, we would lose the par value support from UBS.

In the first quarter of 2009, we recorded a gain to other income (expense) of $3.0 million to reduce the value of our auction rate securities investments classified as trading securities, offset by a loss of $3.1 million of the estimated fair value of the put option.

3. Intangible Assets

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in the acquisitions of Actigenics, Sangtec, Stretton and Alpha-Omega, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the accompanying condensed consolidated statements of operations.

The recorded value and accumulated amortization of major classes of intangible assets at March 31, 2009 were as follows (in thousands):

	Recorded Value	Accumulated Amortization	Net Book Value
Licenses	$44,507	$(14,575)	$29,932
Technology acquired in acquisitions	8,613	(1,185)	7,428
Other	3,183	(1,277)	1,906

	$56,303	$(17,037)	$39,266

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $13.9 million and $14.2 million at March 31, 2009 and December 31, 2008, respectively.

Amortization expense of intangible assets was $1.5 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of March 31, 2009 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2009 (remaining nine months)	$4,591
2010	6,056
2011	5,950
2012	4,650
2013	3,975
Thereafter	14,044

Total expected future annual amortization	$39,266

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 21% and 31% of total product sales for the three months ended March 31, 2009 and 2008, respectively and one other direct customer accounted for 13% of total product sales for the three months ended March 31, 2008. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. There was one customer whose accounts receivable balance represented 16% and 14% of total receivables as of March 31, 2009 and December 31, 2008, respectively. The following table provides a breakdown of product sales by geographic region (in thousands):

	Three Months Ended March 31,
	2009	2008	% Change
Product Sales Geographic information:
North America
Clinical	$18,368	$12,812	43%
Other	10,830	18,612	-42%

Total North America	29,198	31,424	-7%
International
Clinical	$5,416	$4,836	12%
Other	1,974	5,660	-65%

Total International	7,390	10,496	-30%

Total product sales	$36,588	$41,920	-13%

No single country outside of the United States represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Applied Biosystems Group (“ABI”) (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $2.6 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of product sales	$354	$350
Research and development	1,431	1,263
Sales and marketing	710	845
General and administrative	1,052	803

Total stock-based compensation expense	$3,547	$3,261

The impact on basic and diluted net loss per share resulting from the adoption of SFAS 123(R) was $0.06 for both the three months ended March 31, 2009 and 2008. In addition, stock-based compensation cost of approximately $1.7 million and $1.6 million was included in inventory as of March 31, 2009 and December 31, 2008, respectively.

A summary of option activity under all plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	9,006,286	$11.72
Granted	114,000	$8.26
Exercised	(37,972)	$4.06
Forfeited	(270,294)	$12.88

Outstanding, March 31, 2009	8,812,020	$11.67	5.03	$3,615,341

Exercisable, March 31, 2009	5,217,871	$8.56	4.60	$3,596,432
Vested and expected to vest, March 31, 2009	8,139,797	$11.38	4.99	$3,612,309

A summary of all award activity, which consists of RSAs, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2008	65,917	$16.07
Granted	—	$—
Vested	(3,125)	$27.09
Cancelled	—	$—

Outstanding, March 31, 2009	62,792	$15.52

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2009	2008
OPTION SHARES:
Expected Term (in years)	4.46	5.00
Volatility	0.60	0.58
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	1.57%	2.91%
Estimated Forfeitures	7.74%	6.79%
ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.84	0.51
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	0.62%	2.12%

The weighted average fair value of our stock options granted to employees was $4.08 and $15.17 for the three months ended March 31, 2009 and 2008, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $3.60 and $11.55 for the three months ended March 31, 2009 and 2008, respectively.

7. Income Taxes

We have had no U.S. federal or state income tax provision for any period prior to the three months ended March 31, 2009, as we have incurred operating losses in all periods. The net income tax benefit of $0.1 million and $0.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively, relates to net excess research and development tax credits associated with our French subsidiary and our United States estimated refundable research and development tax credits extended by the American Recovery Act of 2009 signed into law in February 2009.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Our position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

On February 20, 2009, California enacted tax legislation that may significantly impact the amount of future income or loss apportioned to the state for the Company. The changes are effective for years beginning on or after January 1, 2011. Under FAS 109, the impact of a legislative tax change must be reflected in the quarter when it is enacted. Accordingly, the Company’s California deferred tax assets and liabilities, and expected future deferred California tax rate, should have been adjusted for the new California legislation in the current quarter. We are still evaluating the impact of the California-enacted tax legislation on our apportioned income to California and on the California deferred tax assets and liabilities. Due to the full valuation allowance, the change in California tax legislation will not have an impact on the provision and we do not currently believe this will impact the deferred tax assets net of valuation allowance.

For federal income tax purposes, the Company has open tax years from 1996 through 2008 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the Company has open years from 2000 through 2008 due to either research credit carryovers or net operating loss carryforwards.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at March 31, 2009 and March 31, 2008, we had no accrued interest or penalties.

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2008 was $0.2 million and $4.3 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the three months ended March 31, 2009, we do not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits. Based on our analysis, no significant change to reserves has occurred in the quarter.

8. Commitments and Contingencies

Rent expense for all operating leases for the three months ended March 31, 2009 and 2008 was $0.8 million and $0.7 million, respectively.

As of March 31, 2009, purchase commitments consisted of $6.2 million, $6.6 million, $2.5 million, $2.5 million and $2.5 million for the remainder of 2009, 2010, 2011, 2012 and 2013 respectively.

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

9. Derivative Instruments and Hedging Activities

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company enters into foreign exchange forward contracts to mitigate the change in fair value of our net recognized foreign currency assets and liabilities and to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments are not designated as hedging instruments under SFAS 133. Accordingly, changes in the fair value of these derivative instruments are recognized immediately in other (income) expense, net, on the statement of operations together with the transaction gain or loss from the hedged balance sheet position. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with major banks with Standard & Poor’s and Moody’s long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

The fair value of derivative instruments in our consolidated balance sheet as of March 31, 2009 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts		$—	Accrued and other liabilities	$(233)

The effect of derivative instruments on our consolidated statement of operations for three months ended March 31, 2009 was as follows (in thousands):

Designation	Trade Type	Income Statement Location	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain and other	$158

For further information on the fair value of derivative instruments see Note 2: Fair Value.

10. Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of March 31, 2009, we have an immaterial amount remaining to be paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the adverse impact of the significant global economic downturn on our target markets and our business; continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We are currently the only company to have obtained Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test system and associated specific infectious disease tests on the market in the United States. Our efforts are principally focused on those Clinical applications where rapid and accurate testing is particularly important, such as identifying infectious diseases and cancer.

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

Revenues

Currently, we derive our revenues primarily from the sales of our two systems and associated reagents and disposables in the Clinical, Biothreat, Industrial and Partner markets, and to a lesser extent from contract and government sponsored research.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues

	Three Months Ended March 31,
	2009	2008	% Change
	(Amounts in thousands)
Revenues:
System sales	$7,909	$14,324	-45%
Reagent and disposable sales	28,679	27,596	4%

Total product sales	36,588	41,920	-13%
Other revenue	2,179	2,913	-25%

Total revenues	$38,767	$44,833	-14%

We operate in four market areas: Clinical, Biothreat, Industrial and Partner. The following table illustrates product sales in the four market areas as a percentage of total product sales:

	Three Months Ended March 31,
	2009	2008	% Change
	(Amounts in thousands)
Product sales by market:
Clinical Systems	$4,773	$7,045	-32%
Clinical Reagents	19,010	10,603	79%

Total Clinical	23,783	17,648	35%
Industrial	3,695	3,603	3%
Biothreat	7,927	12,562	-37%
Partner	1,183	8,107	-85%

Total product sales	$36,588	$41,920	-13%

Total product sales decreased 13% to $36.6 million in the first quarter of 2009 from $41.9 million in the first quarter of 2008, primarily due to a decline in sales in our legacy Partner and Biothreat markets, partially offset by an increase in our healthcare associated infections (“HAI”) test sales in the Clinical Reagents market. The $6.1 million and 35% increase in Clinical product sales to $23.8 million for the first quarter of 2009 from $17.6 million for the same quarter of 2008 was mainly due to an increase of approximately $7.6 million of sales of our HAI tests as we continue to develop and expand our test menu as well as the markets we serve. This increase was partially offset by a decrease of $2.3 million in Clinical Systems product sales as customers have continued to be constrained by budgets as a reflection of the effect of the challenging economic environment on capital purchase decisions. The decrease of $6.9 million in Partner product sales was due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased $4.6 million primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

We expect our Clinical product sales to continue to increase during the remainder of 2009 with the continued expansion of the HAI market. We expect that our Partner product sales will not change significantly throughout the remainder of 2009. We expect our Biothreat sales to decrease during the remainder of 2009 as we expect the USPS to purchase contractually minimum levels of product.

The following table provides a breakdown of our product sales by geographic regions:

	Three Months Ended March 31,
	2009	2008	% Change
Product Sales Geographic information:
North America
Clinical	$18,368	$12,812	43%
Other	10,830	18,612	-42%

Total North America	29,198	31,424	-7%
International
Clinical	$5,416	$4,836	12%
Other	1,974	5,660	-65%

Total International	7,390	10,496	-30%

Total product sales	$36,588	$41,920	-13%

Product sales in North America decreased $2.2 million, or 7%, from $31.4 million in the first quarter of 2008 to $29.2 million in the first quarter of 2009. The decrease in North America product sales was primarily driven by reduced anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market as well as reduced Partner sales. In the Clinical market, increases in HAI test sales more than offset a decline in systems revenue. Internationally, which primarily represents sales in Europe, product sales decreased $3.1 million, or 30%, from $10.5 million in the first quarter of 2008 to $7.4 million in the first quarter of 2009. The decrease in international sales is mainly due to reduced Partner sales.

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Other revenue of $2.2 million for the three months ended March 31, 2009 decreased 25% from $2.9 million for the same period in 2008. This decrease was primarily due to a decrease in our program associated with the development of our test for genetic polymorphisms in clotting factors II and V. We expect that our quarterly other revenue will decrease during the remainder of 2009 as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Three Months Ended March 31,
	2009	2008	% Change
	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$20,511	$22,986	-11%
Collaboration profit sharing	2,629	3,733	-30%
Research and development	10,338	9,898	4%
Sales and marketing	6,812	6,941	-2%
General and administrative	5,269	4,747	11%
Restructuring charge	747	—	100%

Total costs and operating expenses	$46,306	$48,305	-4%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the decreased product sales discussed above, cost of product sales decreased 11% to $20.5 million for the first quarter of 2009 compared to $23.0 million for the first quarter of 2008. Our product gross margin percentage was 44% for the first quarter of 2009 compared to 45% for the first quarter of 2008. The slight decrease in product gross margin percentage in the three months ended March 31, 2009 versus the same period in 2008 was primarily due to an increase in license fee amortization expense and under-absorption of overhead in our European manufacturing facility that manufactures product for Roche, who cancelled certain contract purchases in 2008.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $2.6 million and $3.7 million for the first quarter of 2009 and 2008, respectively. The decrease in collaboration profit sharing for the first quarter of 2009 as compared to the first quarter of 2008 was the result of decreased anthrax cartridge sales under the USPS BDS program. This expense will remain approximately proportional to the sales of anthrax cartridges under the USPS BDS program, which we expect will decrease during the remainder of 2009.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 4% to $10.3 million for the first quarter of 2009 from $9.9 million for the first quarter of 2008. The increase in research and development expenses of $0.4 million is primarily due to a $0.1 million increase in stock-based compensation, a $0.2 million increase in clinical trial costs and a $0.1 million increase in contractor costs. We expect that our research and development expenses will decrease as a percentage of total revenues during the remainder of 2009.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses decreased 2% to $6.8 million for the first quarter of 2009 from $6.9 million for the first quarter of 2008. The decrease is primarily due to a $0.1 million decrease in stock-based compensation. We expect our sales and marketing expenses will increase in the remainder of 2009 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our healthcare associated infection products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased 11% to $5.3 million for the first quarter of 2009 from $4.7 million for the first quarter of 2008. The increase is primarily due to a

$1.0 million increase in salaries and employee-related expenses, inclusive of a $0.3 million increase in stock-based compensation expense, which reflects an increase in headcount. In addition, other professional expenses decreased $0.5 million in the first quarter of 2009 as compared to the same period of 2008. We expect our general and administrative expenses to decline as a percentage of total revenues during the remainder of 2009.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of March 31, 2009, we have an immaterial amount remaining to be paid.

Other Income (Expense), Net

	Three Months Ended March 31,
	2009	2008	% Change
	(Amounts in thousands)
Other income (expense), net:
Interest income	$131	$540	-76%
Interest expense	(75)	(1)	7400%
Foreign currency exchange gain and other	16	743	-98%

Total other income (expense), net	$72	$1,282	-94%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. Interest income decreased to $0.1 million for the first quarter of 2009 from $0.5 million for the first quarter of 2008. The decrease is primarily due to lower interest rates in 2009 as compared to 2008. The interest expense increase of $0.1 million from the first quarter of 2008 to first quarter of 2009 is primarily due to interest expense related to our UBS loan entered into during the fourth quarter of 2008. Foreign currency exchange gain and other decreased $0.7 million primarily due to the foreign currency hedge program which we entered into during the fourth quarter of 2008 to limit our currency risk exposure.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2009	2008	Increase/ (Decrease)
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$3,178	$(1,654)	$4,832
Net cash used in investing activities	(1,560)	(1,583)	23
Net cash provided by financing activities	1,510	6,728	(5,218)

As of March 31, 2009, we had $26.8 million in cash and cash equivalents. The total cash, cash equivalents and marketable securities increase in the three months ended March 31, 2009 was $3.3 million, which primarily consisted of $1.5 million provided by financing activities and $3.2 million provided by operating activities offset by $1.6 million used in investing activities.

Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2009 versus net cash used in operating activities of $1.7 million for the three months ended March 31, 2008. The net cash provided by operating activities was primary comprised of net loss plus the net effect of non-cash expenses. Non-cash expenses primarily include stock-based compensation, unrealized loss on put option, depreciation and amortization expenses and prepaid compensation expense, offset by unrealized gain on auction rate securities and deferred rent expense. The primary working capital sources of cash were increases in accounts payable and other current liabilities, and decreases in prepaid expenses, other current assets and accounts receivable. The primary working capital uses of cash were increases in inventory and other non-current assets, and decreases in accrued compensation and deferred revenue.

Net cash used in investing activities was $1.6 million for both the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009, net cash used in investing activities consisted of payments for technology licenses, net capital expenditures and the cost of an acquisition offset by a transfer of restricted cash to unrestricted cash.

Net cash provided by financing activities was $1.5 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively. The change is primarily due to the decrease in net proceeds from the issuance of common shares and exercise of stock options.

At March 31, 2009, we had $25.0 million invested in auction rate securities at cost and $18.1 million at fair value, all of which have failed to settle at auction since March 2008. At March 31, 2009, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

In October 2008, UBS offered us an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. On November 10, 2008, we accepted this offer and borrowed $14.7 million on the line of credit. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. The put option with fair value of $6.4 million is a separate freestanding instrument and will be accounted for separately from our auction rate securities investment. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions.

In the first quarter of 2009, we recorded a gain of $3.0 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $3.1 million on the put option. We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, acquisitions, if any, or other business requirements.

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-Q. As described above, we had $25.0 million invested in auction rate securities at cost, all of which have failed to settle at auction since March 2008. See “Liquidity and Capital Resources – Cash and Cash Flow” above for a description of our auction rate securities and settlement with UBS. We valued these securities using a discounted cash flow methodology. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows and expected holding period of the auction rate securities and the put option. The assumptions are based on data available as of March 31, 2009 for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and could result in significant changes to the fair value of auction rate securities.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2009 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. As of March 31, 2009, we had two outstanding foreign exchange forward contracts which were recorded as a derivative liability with a fair value of approximately $0.2 million representing the estimated loss on those outstanding foreign currency exchange forward contracts as of March 31, 2009. During the three months ended March 31, 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.2 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $21.4 million in 2007, $21.7 million in 2008 and $7.4 million for the first three months of 2009 and we do not anticipate that we will achieve profitability for 2009. As of March 31, 2009, we had an accumulated deficit of approximately $184.0 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our healthcare associated infection tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions, and including the current significant global economic recession and disruptions in worldwide financial markets. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses, and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

The recent deterioration and current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by extreme disruption in the financial markets of the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and has caused our customers and potential customers to slow or reduce spending. Furthermore, during challenging economic times, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We expect that our operating results may fluctuate significantly, particularly given adverse worldwide economic conditions, and any failure to meet financial expectations may result in a decline in our stock price.

We expect that our quarterly operating results will fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to the global economic downturn, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems products can be lengthy, particularly during the current economic downturn, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products involving our corporate accounts within the Clinical market and those within the Industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain Industrial sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

Our investments of $25.0 million, with a fair value of $18.1 million, at March 31, 2009 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities have failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted the offer from UBS to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and the offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions. In the meantime, we entered into a “no net cost” secured line of credit with UBS for $14.7 million, which provides cash liquidity to us until the auction rate securities are resold. Given the substantial disruption in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS. In addition, changes in fair value of both our auction rate securities and the put option will be recognized in respective period financial results, which could cause fluctuations in the values of these items from period to period.

We might require additional capital to respond to business challenges or acquisitions, and such capital might not be available.

We may need to engage in additional equity or debt financing to respond to business challenges or acquire complementary businesses and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock and may include rights, preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 6th day of May 2009.

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