Form 10-Q
period 2009-06-30
CEPHEID
filed 2009-08-04
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 24, 2009 there were 58,127,812 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2009

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix® and OmniMix®, are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$24,726	$23,478
Restricted cash	—	1,500
Short-term investments	22,004	—
Put option	2,920	—
Accounts receivable, net	20,828	18,952
Inventory	35,251	33,498
Prepaid expenses and other current assets	2,485	4,636

Total current assets	108,214	82,064
Property and equipment, net	22,780	24,109
Investments	—	15,101
Put option	—	9,438
Other non-current assets	493	920
Intangible assets, net	34,235	33,791
Goodwill	18,626	18,556

Total assets	$184,348	$183,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,458	$9,669
Accrued compensation	8,187	7,919
Accrued royalties	7,122	5,953
Accrued collaboration profit sharing	872	2,023
Accrued and other liabilities	7,495	6,816
Current portion of deferred revenue	2,753	2,834
Bank borrowing	14,598	14,639

Total current liabilities	53,485	49,853
Long-term portion of deferred revenue	1,840	1,753
Other liabilities	4,641	3,549

Total liabilities	59,966	55,155

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 58,121,360 and 57,663,859 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	269,374	266,991
Additional paid-in capital	49,117	41,619
Accumulated other comprehensive income (loss)	35	(23)
Accumulated deficit	(194,144)	(179,763)

Total shareholders’ equity	124,382	128,824

Total liabilities and shareholders’ equity	$184,348	$183,979

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		As Restated (1)		As Restated (1)
Revenues:
System sales	$8,911	$12,423	$16,820	$26,747
Reagent and disposable sales	30,649	26,530	59,328	54,126

Total product sales	39,560	38,953	76,148	80,873
Other revenue	1,461	3,097	3,640	6,010

Total revenues	41,021	42,050	79,788	86,883

Costs and operating expenses:
Cost of product sales	23,250	23,039	43,940	46,193
Collaboration profit sharing	2,612	2,777	5,241	6,510
Research and development	10,315	10,964	20,653	20,862
Sales and marketing	6,917	7,434	13,729	14,375
General and administrative	5,340	5,518	10,609	10,265
Restructuring charge	—	—	747	—

Total costs and operating expenses	48,434	49,732	94,919	98,205

Loss from operations	(7,413)	(7,682)	(15,131)	(11,322)
Other income (expense):
Interest income	116	258	248	798
Interest expense	(72)	(1)	(148)	(2)
Foreign currency exchange gain (loss) and other	415	(66)	431	677

Other income, net	459	191	531	1,473

Loss before income tax benefit (expense)	(6,954)	(7,491)	(14,600)	(9,849)

Income tax benefit (expense)	175	(204)	219	136

Net loss	$(6,779)	$(7,695)	$(14,381)	$(9,713)

Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.25)	$(0.17)

Shares used in computing basic and diluted net loss per share	58,053	57,054	57,943	56,603

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
		As Restated (1)
Cash flows from operating activities:
Net loss	$(14,381)	$(9,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,110	3,727
Amortization of intangible assets	3,406	2,647
Amortization of prepaid compensation expense	126	126
Stock-based compensation related to employees and consulting services rendered	7,675	6,968
Unrealized gain on auction rate securities	(6,928)	—
Unrealized loss on put option	6,519	—
Deferred rent	(1)	376
Changes in operating assets and liabilities:
Accounts receivable	(1,876)	2,690
Inventory	(1,925)	(4,419)
Prepaid expenses and other current assets	2,018	(1,239)
Other non-current assets	426	(161)
Accounts payable and other current liabilities	2,282	5,120
Accrued compensation	267	(210)
Deferred revenue	6	(1,348)

Net cash provided by operating activities	1,724	4,564

Cash flows from investing activities:
Capital expenditures	(2,823)	(8,712)
Payments for technology licenses	(1,500)	—
Cost of acquisitions, net	(148)	—
Proceeds from maturities of marketable securities and short-term investments	25	2,550
Proceeds from the sale of fixed assets	15	125
Transfer to unrestricted cash	1,500	517

Net cash used in investing activities	(2,931)	(5,520)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	2,383	9,333
Principal payment of bank borrowing	(40)	—
Principal payment of note payable	—	(4)

Net cash provided by financing activities	2,343	9,329

Effect of exchange rate change on cash	112	17

Net increase in cash and cash equivalents	1,248	8,390

Cash and cash equivalents at beginning of period	23,478	16,476

Cash and cash equivalents at end of period	$24,726	$24,866

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company” or “we”) was incorporated in the State of California on March 4, 1996. The Company is a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s legacy Industrial, Biothreat and Partner markets. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

The condensed consolidated balance sheet at June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Such adjustments include normal recurring adjustments and the correction of an error related to patent license amortization, for which the cumulative adjustments to our second quarter of fiscal year 2009 opening condensed consolidated balance sheet and to the opening December 31, 2008 condensed consolidated balance sheet are $3.3 million and $3.1 million, respectively. Please refer to Note 11 for further discussion. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2009 or for any future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from audited financial statements as of that date with the patent license amortization adjustment but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. Certain amounts have been reclassified to conform to the current period presentation.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued, August 4, 2009.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain and other. Adjustments resulting from translating the financial statements of foreign subsidiaries into United States (“U.S.”) dollars are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.

SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities effective for fiscal years beginning after November 15, 2007 and we adopted the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 effective November 10, 2008. See Note 2 for information regarding our fair value measurements on financial assets. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations or cash flows since we did not elect to apply the fair value option for any of its eligible financial instruments or other items on the November 10, 2008 effective date.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with maturities from the date of purchase of 90 days or less. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

The Company designates marketable securities and short-term investments as either trading or available-for-sale and records them at fair value. Realized and unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Marketable securities and short-term investments with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction Rate Securities

At June 30, 2009, our short-term investments consisted of a portfolio of auction rate securities with a cost basis of $25.0 million, which are classified as trading securities and recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). The historical cost basis of this portfolio has been reduced by cumulative net losses on these securities of $3.0 million, which is comprised of a $9.9 million loss in 2008, a $3.0 million gain in the first quarter of 2009 and a $3.9 million gain in the second quarter of 2009. We valued these securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our auction rate securities have failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At June 30, 2009, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012

(“put option exercise period”). In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to marketing and selling the auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value pursuant to SFAS 159, and subsequent changes in fair value will also be recognized in respective period financial results. Since we intend to exercise the put option during the put option exercise period, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.

In the second quarter of 2009, we recorded a gain of $3.9 million related to the increase in value of our auction rate securities investments classified as trading securities, offset by a loss of $3.4 million on the put option. In the first six months of 2009, we recorded a gain of $6.9 million related to the increase in value of our auction rate securities investments classified as trading securities, offset by a loss of $6.5 million on the put option.

Restricted Cash

The $1.5 million of restricted cash as of December 31, 2008 consisted of a certificate of deposit with a maturity of less than 90 days held by a bank as collateral for our hedging program. During the first quarter of 2009 the Company engaged a different financial institution which did not require collateral for its hedging program.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of the production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, stock-based compensation cost of approximately $1.4 million and $1.6 million was included in inventory as of June 30, 2009 and December 31, 2008, respectively.

The components of inventory were as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw Materials	$14,140	$12,328
Work in Process	10,663	8,629
Finished Goods	10,448	12,541

	$35,251	$33,498

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$665	$704	$655	$549
Costs incurred and charged against reserve	96	(342)	(328)	(519)
Accrual related to current period product sales	31	428	556	715
Adjustment to pre-existing warranties	(142)	(40)	(233)	5

Balance at end of period	$650	$750	$650	$750

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

Foreign Currency Hedging

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of SFAS No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other assets or liabilities at their fair value. The Company utilizes forward foreign exchange contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid, Inc. and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, have a maturity of 6 months or less. The Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. These foreign exchange contracts did not meet the criteria for hedging transactions, therefore, the Company has not elected special hedge accounting treatment under SFAS 133 and changes in fair value of the derivatives that are not designated as hedging instruments are recorded in earnings. The Company enters into approximately two derivatives per quarter ranging from $0.4 million to $10.0 million in notional value each with a total notional value of approximately $9.4 million in second quarter of 2009 and $11 million in first quarter of 2009. As of June 30, 2009, we had two outstanding foreign exchange forward contracts that were not designated as hedging instruments. These foreign exchange forward contracts were recorded as a derivative asset within Prepaid expenses and other current assets with a fair value of approximately $40,000, representing the estimated gain on those outstanding foreign currency exchange forward contracts as of June 30, 2009, and a derivative liability within Accrued and other liabilities with a fair value of approximately $10,000, representing the estimated loss on those outstanding foreign currency exchange forward contracts as of June 30, 2009. During the three and six months ended June 30, 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax loss of approximately $0.4 million and $0.3 million, respectively.

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 8,070,000 and 5,705,000 for the three months ended June 30, 2009 and 2008, respectively, and 8,028,000 and 5,584,000 for the six months ended June 30, 2009 and 2008, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(6,779)	$(7,695)	$(14,381)	$(9,713)
Other comprehensive income (loss):
Foreign currency translation adjustments	16	(46)	58	288
Unrealized loss on available for sale investments	—	(873)	—	(3,017)

Comprehensive loss	$(6,763)	$(8,614)	$(14,323)	$(12,442)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 provides a one year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. We will adopt SFAS 157 for all non-financial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, we do not expect the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly the adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements. The Company adopted SFAS 141(R) on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We adopted FSP 157-4 in the second quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. We adopted FSP 115-2/124-2 in the second quarter of fiscal year 2009 and the adoption did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. We adopted FSP 107-1/APB 28-1 in the second quarter of fiscal year 2009.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP SFAS 141(R)-1 in the second quarter of fiscal 2009. The adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. If the Company enters into material business combinations after the adoption of SFAS No. 141(R), a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS No. 165 in the second quarter of fiscal 2009. The adoption of SFAS 165 did not have a material impact on Company’s consolidated financial position, results of operations or cash flows.

The FASB has formally approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The codification will be effective for interim and annual periods ending on or after September 15, 2009. At that time, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular accounting topic in one place. Following the FASB Board’s approval of the Codification as the single source of non-SEC authoritative accounting and reporting standards, the FASB will no longer consider new standards as authoritative in their own right. Instead, the new standards will serve only to provide background information about the issue, update the Codification, and provide the basis for conclusions regarding the change in the Codification. Therefore, beginning with its third quarterly filing of 2009, all Company references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

2. Fair Value

SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable. The three levels of inputs are the following:

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

Balance as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$19,383	$—	$—	$19,383
Cash equivalent - money market funds	5,343	—	—	5,343
Foreign currency derivatives	—	41	—	41
Short-term investments - taxable auction rate securities	—	—	22,004	22,004
Put option	—	—	2,920	2,920

Total	$24,726	$41	$24,924	$49,691

Liabilities:
Foreign currency derivatives	—	$10	—	$10

Total	$—	$10	$—	$10

Balance as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$18,252	$—	$—	$18,252
Cash equivalent - money market funds	5,226	—	—	5,226
Investments - taxable auction rate securities	—	—	15,101	15,101
Put option	—	—	9,438	9,438

Total	$23,478	$—	$24,539	$48,017

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

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we had classified the auction rate securities as long-term assets on our consolidated balance sheet as of December 31, 2008. Our put option allows us to sell the auction rate securities held in our accounts with UBS to UBS at par value beginning on June 30, 2010. Therefore, as of June 30, 2009, we have reclassified the auction rate securities to current assets on our condensed consolidated balance sheet. These investments were valued at fair value as of June 30, 2009. The following table provides a summary of changes in fair value of our auction rate securities and put option for the six-month periods ended June 30, 2009 and, 2008 (in thousands):

		Level 3
Balance at January 1, 2009		$24,539
Sale		(25)
Unrealized gain of auction rate securities included in current period earnings		6,928
Unrealized loss of put option included in current period earnings		(6,518)

Balance at June 30, 2009		$24,924

	Level 1	Level 3
Balance at January 1, 2008	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in accumulated other comprehensive loss	—	(3,017)

Balance at June 30, 2008	$—	$21,983

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

In the second quarter of 2009, we recorded a gain to other income, net of $3.9 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $3.4 million of the estimated fair value of the put option. In the first six months of 2009, we recorded a gain to other income, net of $6.9 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $6.5 million of the estimated fair value of the put option.

In accordance with the provisions of SFAS 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), at both June 30, 2009 and December 31, 2008, the fair value of the Company’s “no net cost” payable on demand loan was estimated at approximately $14.6 million, which approximates its carrying value.

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

See Note 11 for information and related disclosures regarding our prior period adjustment in the current quarter financial statements related to patent license amortization which decreased the opening balance of intangible assets, net and increased the accumulated deficit by $3.3 million for the second quarter of fiscal year 2009.

The recorded value and accumulated amortization of major classes of intangible assets at June 30, 2009 were as follows (in thousands):

	Recorded Value	Accumulated Amortization	Net Book Value
Licenses	$44,507	$(19,194)	$25,313
Technology acquired in acquisitions	8,613	(1,466)	7,147
Other	3,183	(1,408)	1,775

	$56,303	$(22,068)	$34,235

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $10.0 million and $11.0 million at June 30, 2009 and December 31, 2008, respectively, including the patent license amortization adjustment.

Amortization expense of intangible assets was $1.7 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $2.6 million for the six months ended June 30, 2009 and 2008, including the patent license amortization adjustment. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of June 30, 2009 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2009 (remaining six months)	$3,418
2010	6,774
2011	6,667
2012	5,298
2013	4,589
Thereafter	7,489

Total expected future annual amortization	$34,235

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 19% and 25% of total product sales for the three months ended June 30, 2009 and 2008, respectively, and 20% and 28% of total product sales for the six months ended June 30, 2009 and 2008, respectively, and one other direct customer accounted for 1% and 9% of total product sales for the three months ended June 30, 2009 and 2008, respectively, and less than 1% and 11% of total product sales for the six months ended June 30, 2009 and 2008, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. There was one customer whose accounts receivable balance represented 12% and 14% of total receivables as of June 30, 2009 and December 31, 2008, respectively. The following table provides a breakdown of product sales by geographic region (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Product Sales Geographic information:
North America
Clinical	$20,145	$15,498	30%	$38,513	$28,310	36%
Other	11,196	14,211	-21%	22,025	32,823	-33%

Total North America	31,341	29,709	5%	60,538	61,133	-1%

International
Clinical	$6,517	$4,770	37%	$11,933	$9,606	24%
Other	1,702	4,474	-62%	3,677	10,134	-64%

Total International	8,219	9,244	-11%	15,610	19,740	-21%

Total product sales	$39,560	$38,953	2%	$76,148	$80,873	-6%

No single country outside of the United States represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Applied Biosystems Group (“ABI”) (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $2.6 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively, and $5.2 million and $6.5 million for the six months ended June 30, 2009 and 2008, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

On April 29, 2009, we held our 2009 Annual Meeting of Shareholders and the shareholders approved an amendment to our 2000 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 1,500,000 shares.

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of product sales	$728	$246	$1,082	$596
Research and development	1,416	1,414	2,847	2,677
Sales and marketing	668	909	1,378	1,755
General and administrative	1,316	1,138	2,369	1,941

Total stock-based compensation expense	$4,128	$3,707	$7,676	$6,969

Stock-based compensation cost of approximately $1.4 million and $1.6 million was included in inventory as of June 30, 2009 and December 31, 2008, respectively.

A summary of option activity under all plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	9,006,286	$11.72
Granted	1,452,370	$8.59
Exercised	(223,204)	$4.32
Forfeited	(327,215)	$12.86

Outstanding, June 30, 2009	9,908,237	$11.39	5.09	$9,965,514

Exercisable, June 30, 2009	5,780,474	$9.85	4.58	$8,230,070
Vested and expected to vest, June 30, 2009	9,091,558	$11.19	5.04	$9,640,559

A summary of all award activity, which consists of RSAs, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2008	65,917	$16.07
Granted	10,000	8.43
Vested	(13,750)	15.19
Cancelled	—	—

Outstanding, June 30, 2009	62,167	$15.04

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPTION SHARES:
Expected Term (in years)	4.52	4.46	4.52	4.52
Volatility	0.75	0.60	0.73	0.60
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	1.85%	2.93%	1.82%	2.93%
Estimated Forfeitures	8.14%	7.74%	7.94%	7.27%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.84	0.51	0.84	0.51
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.62%	2.12%	0.62%	2.12%

The weighted average fair value of our stock options granted to employees was $5.08 and $10.49 for the three months ended June 30, 2009 and 2008, respectively, and $5.01 and $10.98 for the six months ended June 30, 2009 and 2008. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $3.60 and $11.55 for both the three and six months ended June 30, 2009 and 2008, respectively.

7. Income Taxes

We have had no U.S. federal or state income tax provision for any period as we have incurred operating losses in all periods. The net income tax benefit of $0.2 million for the three and six months ended June 30, 2009 relates primarily to our United States estimated refundable research and development tax credits extended by the American Recovery Act of 2009 and signed into law in February 2009. The income tax expense for the three months ended June 30, 2008 of $0.2 million relates to foreign withholding tax. The net income tax benefit for the six months ended June 30, 2008 of $0.1 million relates to research and development tax credits associated with our French subsidiary, less the foreign withholding tax expense.

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

On February 20, 2009, California enacted tax legislation that may significantly impact the amount of future income or loss apportioned to the state for the Company. The changes are effective for years beginning on or after January 1, 2011. Under SFAS 109, the impact of a legislative tax change must be reflected in the quarter when it is enacted. Accordingly, the Company’s California deferred tax assets and liabilities, and expected future deferred California tax rate, should have been adjusted for the new California legislation in the current quarter. We are still evaluating the impact of the California-enacted tax legislation on our apportioned income to California and on the California deferred tax assets and liabilities. Due to the full valuation allowance, the change in California tax legislation will not have an impact on the provision and we do not currently believe this will impact the deferred tax assets net of valuation allowance.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at June 30, 2009 and June 30, 2008, we had no accrued interest or penalties.

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2008 were $0.2 million and $4.3 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the six months ended June 30, 2009, we do not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits. Based on our analysis, no significant change to reserves has occurred in the six months ended June 30, 2009.

8. Commitments and Contingencies

In May 2009, we extended one of our long-term operating lease obligations for approximately 76,000 square feet of office and laboratory space in Sunnyvale, California from an expiration date of March 2012 to March 2015. Rent expense for all operating leases for both the three months ended June 30, 2009 and 2008 was $0.9 million, and $1.7 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. Minimum annual rental commitments under facility operating leases as of June 30, 2009 are as follows (in thousands):

Years Ending December 31,
2009 (remaining six months)	$1,843
2010	3,419
2111	2,718
2112	2,235
2113 and thereafter	4,196

Total minimum payments	$14,411

As of June 30, 2009, purchase commitments consisted of $5.8 million, $6.6 million, $2.5 million, $2.5 million and $2.5 million for the remainder of 2009, 2010, 2011, 2012 and 2013 respectively.

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

The fair value of derivative instruments in our consolidated balance sheet as of June 30, 2009 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$41	Accrued and other liabilities	$10

The effect of derivative instruments on our consolidated statement of operations for three and six months ended June 30, 2009 was as follows (in thousands):

	Trade Type	Statement of Operations Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Designation			Gain (Loss) Recognized	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain and other	$(449)	$(291)

For further information on the fair value of derivative instruments see Note 2: Fair Value.

10. Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of June 30, 2009, we have no material outstanding restructuring expenses to be paid.

11. Restatement of Condensed Consolidated Financial Statements—Patent License Amortization

We capitalize patent licenses and amortize them over their estimated useful lives on a straight-line basis. Our internal periodic review of our patent license useful lives during the second quarter of 2009 identified that the useful lives of certain patents were miscalculated at the time those patents were acquired, thus those patent licenses were being amortized over incorrect useful lives. This error resulted in the understatement of amortization expense over several reporting periods, starting in 2004. In accordance with SAB No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in assessing the identified error, we considered both the “rollover” approach, which quantifies misstatements originating in the current year statement of operations and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the misstatements existing in the balance sheet at the end of the reporting period. We believe the impact of the patent license amortization errors was not material to prior years’ statements of operations under the rollover approach. However, under the iron curtain method, the cumulative patent license amortization errors were material to our fiscal year 2009 condensed consolidated financial statements and we have therefore restated the condensed consolidated statement of operations for the three and six month periods ended June 30, 2008, the condensed consolidated statement of cash flows for the six months ended June 30, 2008, and the condensed consolidated balance sheet at December 31, 2008. The Company recognized the cumulative effect of the adjustments to assets as of the beginning of the second quarter of fiscal year 2009 and the offsetting adjustment to the opening balance of accumulated deficit for the second quarter of fiscal year 2009. We recognized the following cumulative adjustment to our second quarter of fiscal year 2009 opening condensed consolidated balance sheet and to the opening December 31, 2008 condensed consolidated balance sheet (in thousands):

	June 30, 2009	December 31, 2008
Decrease in intangible assets, net	$(3,320)	$(3,141)
Increase in accumulated deficit	(3,320)	(3,141)

The impact on accumulated deficit by quarter which is caused by an increase in cost of product sales and a corresponding increase in loss from operations and net loss, is comprised of the following amounts (in thousands):

	Quarter Ended
	(Unaudited)
	March 31	June 30	Sept 30	Dec 31	Total
Quarter Ended June 30, 2009 Beginning Balance Adjustment:					$(3,320)

Increase in loss from operations, net loss and increase in cost of product sales:
Year Ended 2009	$(179)	$—	$—	$—	$(179)
Year Ended 2008	(168)	(169)	(169)	(168)	(674)
Year Ended 2007	(171)	(168)	(169)	(169)	(677)
Prior to Year Ended 2007	—	—	—	—	(1,790)

					$(3,320)

Net loss per share did not change for the three and six months ended June 30, 2008 due to the patent license amortization error. In addition, net cash provided by operations in the condensed consolidated statement of cash flows for the six months ended June 30, 2008 did not change because the increase in the net loss of $338,000 was offset by the increase of $338,000 in the amortization of intangible assets.

As the errors were not material to prior year financial statements when evaluated under the “rollover” approach but were material to the 2009 condensed consolidated financial statements when evaluated under the “iron curtain” method, we will correct previously issued financial statements prospectively, that is, the next time those financial statements are required to be presented. The financial statements corrected prospectively include those included in this Form 10-Q, and will include the September 30, 2009 Form 10-Q, and the 2009 Form 10-K when they are filed.

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

Sales Channels

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the United States and the United Kingdom are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis.

Revenues

Currently, we derive our revenues primarily from the sales of our two systems and associated reagents and disposables in the Clinical, Biothreat, Industrial and Partner markets, and to a lesser extent from contract and government sponsored research.

Research and Development

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: a) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, b) target discovery research to identify novel micro RNA targets to be used in the development of future assays, c) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays and d) engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Revenues:
System sales	$8,911	$12,423	-28%	$16,820	$26,747	-37%
Reagent and disposable sales	30,649	26,530	16%	59,328	54,126	10%

Total product sales	39,560	38,953	2%	76,148	80,873	-6%
Other revenue	1,461	3,097	-53%	3,640	6,010	-39%

Total revenues	$41,021	$42,050	-2%	$79,788	$86,883	-8%

We operate in four market areas: Clinical, Industrial, Biothreat and Partner. The following table illustrates product sales in the four market areas as a percentage of total product sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Product sales by market:
Clinical Systems	$5,669	$6,603	-14%	$10,442	$13,648	-23%
Clinical Reagents	20,993	13,665	54%	40,004	24,268	65%

Total Clinical	26,662	20,268	32%	50,446	37,916	33%
Industrial	4,329	3,695	17%	8,024	7,299	10%
Biothreat	7,753	9,411	-18%	15,679	21,973	-29%
Partner	816	5,579	-85%	1,999	13,685	-85%

Total product sales	$39,560	$38,953	2%	$76,148	$80,873	-6%

Total product sales increased 2% to $39.6 million in the second quarter of 2009 from $39.0 million in the second quarter of 2008, primarily due to an increase in Clinical sales of $6.4 million, or 32%, offset by a decrease in our legacy Biothreat and

Partner markets of $6.4 million. Clinical Reagents grew $7.3 million or 54%, driven primarily by an increase in sales of our healthcare associated infection (“HAI”) tests, offset by a $0.9 million or 14% decrease in Clinical Systems product sales, as customers have continued to be constrained by budgets due to the effect of the challenging economic environment on capital purchase decisions. The decrease of $4.8 million or 85% in Partner product sales was due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased $1.7 million from the second quarter of 2008 compared to the same period in 2009, primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

For the six months ended June 30, 2009, total product sales were $76.1 million, a decrease of 6% from $80.9 million for the six months ended June 30, 2008. The decrease was a result of a decline in sales in our legacy Biothreat and Partner markets of $18.0 million, offset by an increase in Clinical sales of $12.5 million or 33%. Clinical Reagents grew $15.7 million or 65%, driven primarily by an increase in sales of our HAI tests, offset by a $3.2 million or 23% decrease in Clinical Systems product sales, as customers have continued to be constrained by the effect of the challenging economic environment on capital purchase decisions. The decrease of $11.7 million or 85% in Partner product sales was due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased $6.3 million or 29% primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

We expect our Clinical product sales to continue to increase during the remainder of 2009 with the continued expansion of the HAI market and our new products. We expect that our Partner product sales will not change significantly from the second quarter of 2009 throughout the remainder of 2009. We expect our Biothreat sales to further decrease during the remainder of 2009, due to both the quarterly linearity of purchases by the USPS this year and our expectation that the USPS will purchase the contractual minimum level of product for the rest of the year.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Product Sales Geographic information:
North America
Clinical	$20,145	$15,498	30%	$38,513	$28,310	36%
Other	11,196	14,211	-21%	22,025	32,823	-33%

Total North America	31,341	29,709	5%	60,538	61,133	-1%

International
Clinical	$6,517	$4,770	37%	$11,933	$9,606	24%
Other	1,702	4,474	-62%	3,677	10,134	-64%

Total International	8,219	9,244	-11%	15,610	19,740	-21%

Total product sales	$39,560	$38,953	2%	$76,148	$80,873	-6%

Product sales in North America increased $1.6 million, or 5%, from $29.7 million in the second quarter of 2008 to $31.3 million in the second quarter of 2009. The increase in North America product sales was primarily driven by a $4.6 million increase in Clinical sales due to higher sales of HAI tests, offset by a $1.7 million decline in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market, as well as lower Partner sales. In the Clinical market, increases in reagents sales more than offset a decline in systems sales. Internationally, which primarily represents sales in Europe, product sales decreased $1.0 million, or 11%, from $9.2 million in the second quarter of 2008 to $8.2 million in the second quarter of 2009. The decrease in international sales is related to a $3.0 million decrease in Partner sales due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. International Clinical sales grew by $1.7 million.

Product sales in North America decreased $0.6 million, or 1%, from $61.1 million for the six months ended June 30, 2008 to $60.5 million for the six months ended June 30, 2009. The decrease in North America product sales was primarily driven by a $6.3 million decline in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market and lower Partner sales. The decrease is partially offset by a $10.2 million increase in Clinical sales, due to higher reagents sales offsetting lower systems sales. Internationally, which primarily represents sales in Europe, product sales decreased $4.1 million, or 21%, from $19.7 million in the six months ended June 30, 2008 to $15.6 million for the six months ended 2009. The decrease in international sales is mainly due to a $7.0 million decrease in Partner sales for the same reason noted above. International Clinical sales grew by $2.3 million.

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Other revenue of $1.5 million for the three months ended June 30, 2009 decreased 53% from $3.0 million for the same period in 2008. For the six months ended June 30, 2009, other revenue decreased 39% from $6.0 million for the six months ended June 30, 2008 to $3.6 million. The decrease in each period was primarily due to a decrease in our program associated with the development of our test for genetic polymorphisms in clotting factors II and V as well as the termination of the Centers for Disease Control program in the third quarter of 2007 for which revenue continued into the first half of 2008. We expect that our quarterly Other revenue will decrease during the remainder of 2009 as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
		As Restated (1)			As Restated (1)
Costs and operating expenses:
Cost of product sales	$23,250	$23,039	1%	$43,940	$46,193	-5%
Collaboration profit sharing	2,612	2,777	-6%	5,241	6,510	-19%
Research and development	10,315	10,964	-6%	20,653	20,862	-1%
Sales and marketing	6,917	7,434	-7%	13,729	14,375	-4%
General and administrative	5,340	5,518	-3%	10,609	10,265	3%
Restructuring charge	—	—	100%	747	—	100%

Total costs and operating expenses	$48,434	$49,732	-3%	$94,919	$98,205	-3%

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. As a result of the increased product sales in the second quarter of 2009 from the second quarter of 2008 discussed above, cost of product sales increased 1% to $23.2 million for the second quarter of 2009 compared to $23.0 million for the second quarter of 2008. Our product gross margin percentage was 41% for both the second quarter of 2009 and 2008. For the six months ended June 30, 2009 and 2008, cost of product sales decreased 5% to $43.9 million from $46.2 million as a result of the decreased product sales discussed above. Our product margin percentage was 42% for the six months ended June 30, 2009 compared to 43% for the six months ended June 30, 2008. The slight decrease in product gross margin percentage in the six months ended June 30, 2009 versus the same period in 2008 was primarily due to an increase in license fee amortization expense from additional licenses and under-absorption of overhead in our European manufacturing facility that manufactures product for Roche, which cancelled certain contract purchases in 2008.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $2.6 million and $2.8 million for the second quarter of 2009 and 2008, respectively, and $5.2 million and $6.5 million for the six months of 2009 and 2008, respectively. The decreases in collaboration profit sharing for the second quarter of 2009 as compared to the second quarter of 2008 and the first six months of 2009 as compared to the first six months of 2009 were the result of decreased anthrax cartridge sales under the USPS BDS program. This expense will remain approximately proportional to the sales of anthrax cartridges under the USPS BDS program, which we expect will decrease throughout the remainder of 2009.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses decreased 6% to $10.3 million for the second quarter of 2009 from $11.0 million for the second quarter of 2008. The decrease in research and development expenses of $0.7 million is primarily due to a $0.3 million decrease in research and development supplies and offset by a $0.1 million decrease in clinical trial costs. For the six months ended June 30, 2009, research and development expenses decreased 1% to $20.7 million as compared to $20.9 million for the six months ended June 30, 2008. The decrease in research and development expenses of $0.2 million is primarily due to a $0.7 million decrease in research and development supplies, offset by a $0.3 million increase in employee related expense and a $0.1 million increase in clinical trial costs. We expect that our research and development expenses will decrease as a percentage of total revenues throughout the remainder of 2009.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses decreased 7% to $6.9 million for the second quarter of 2009 from $7.4 million for the second quarter of 2008. The decrease in sales and marketing expenses is primarily due to a $0.2 million decrease in contractor costs and a $0.2 million decrease in advertising expense. Sales and marketing expenses decreased 4% to $13.7 million for the six months ended June 30, 2009 from $14.4 million for the six months ended June 30, 2008. The decrease in sales and marketing expenses is primarily due to a $0.3 million decrease in contractor costs, a $0.3 million decrease in advertising expense and a $0.2 million decrease in travel expense. We expect our sales and marketing expenses will increase modestly throughout the remainder of 2009 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our GeneXpert products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses decreased 3% to $5.3 million for the second quarter of 2009 from $5.5 million for the second quarter of 2008. The decrease is primarily due to a $0.4 million decrease in other professional expenses and a $0.2 million decrease in contracting costs. The decrease was partially offset by a $0.5 million increase in salaries and employee-related expenses. General and administrative expenses increased 3% to $10.6 million for the six months ended June 30, 2009 from $10.3 million for the six months ended June 30, 2009. The increase is primarily due to a $1.5 million increase in salaries and employee-related expenses, inclusive of a $0.4 million increase in stock-based compensation, offset by a $0.6 million decrease of contractor costs and a $0.5 million decrease in other professional expenses. We expect our general and administrative expenses to decline as a percentage of total revenues throughout the remainder of 2009.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of June 30, 2009, we have no material outstanding restructuring expenses to be paid.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Other income (expense), net:
Interest income	$116	$258	-55%	$248	$798	-69%
Interest expense	(72)	(1)	7100%	(148)	(2)	7300%
Foreign currency exchange gain and other	415	(66)	-729%	431	677	-36%

Total other income (expense), net	$459	$191	140%	$531	$1,473	-64%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. Interest income decreased to $0.1 million for the second quarter of 2009 from $0.3 million for the second quarter of 2008. Interest income decreased to $0.2 million for the six months ended June 30, 2009 from $0.8 million for the six months ended June 30, 2009. The decreases are primarily due to lower interest rates in 2009 as compared to 2008. The interest expense increase of $0.1 million for both the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 is primarily due to interest expense related to our UBS loan entered into during the fourth quarter of 2008. Foreign currency exchange gain and other increased $0.5 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to the auction rate securities gain of $0.5 million. Foreign currency exchange gain and other decreased $0.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 as a result of foreign currency exchange losses in 2008 prior to the implementation of our foreign currency hedge program which we initiated during the fourth quarter of 2008 to limit our currency risk exposure.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)
	(In thousands)
Net cash provided by operating activities	$1,724	$4,564	$(2,840)
Net cash used in investing activities	(2,931)	(5,520)	2,589
Net cash provided by financing activities	2,343	9,329	(6,986)

As of June 30, 2009, we had $24.7 million in cash and cash equivalents. The $1.2 million increase in total cash, cash equivalents and short-term investments for the six months ended June 30, 2009 consisted primarily of $2.3 million provided by financing activities and $1.7 million provided by operating activities, offset by $2.9 million used in investing activities.

Net cash provided by operating activities was $1.7 million and $4.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The net cash provided by operating activities was primarily comprised of net loss plus the net effect of non-cash expenses. Non-cash expenses are comprised of stock-based compensation, unrealized loss on put option, depreciation and amortization expenses and prepaid compensation expense, offset by an unrealized gain on auction rate securities and deferred rent expense. The primary working capital sources of cash were increases in accounts payable and other current liabilities, and decreases in prepaid expenses, other current assets and accounts receivable. The primary working capital uses of cash were increases in inventory and other non-current assets, and decreases in accrued compensation and deferred revenue.

Net cash used in investing activities was $2.9 million and $5.5 million for the six months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009, net cash used in investing activities consisted of payments for technology licenses, net capital expenditures, and the cost of an acquisition offset by a transfer of restricted cash to unrestricted cash. For the six months ended June 30, 2008, net cash used in investing activities consisted of net capital expenditures offset by proceeds from maturities of marketable securities. The change in net cash used in investing activities for the six months ended June 30, 2009 from the same period ended June 30, 2008 is primarily due to a decrease in capital expenditures offset by a decrease in proceeds from maturities of marketable securities.

Net cash provided by financing activities was $2.3 million and $9.3 million for the six months ended June 30, 2009 and 2008, respectively. The change is primarily due to the decrease in net proceeds from the issuance of common shares under our employee stock purchase plan and exercise of stock options.

At June 30, 2009, we had $25.0 million invested in auction rate securities at cost and $22.0 million at fair value, all of which have failed to settle at auction since March 2008. At June 30, 2009, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

In October 2008, UBS offered us an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. On November 10, 2008, we accepted this offer and borrowed $14.7 million on the line of credit. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. The put option with fair value of $2.9 million is a separate freestanding instrument and is accounted for separately from our auction rate securities investment. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions.

In the first six months of 2009, we recorded a gain to other income (expense) of $6.9 million increased the value of our auction rate securities investments classified as trading securities, offset by a loss of $6.5 million of the estimated fair value of the put option. We do not believe that the auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, acquisitions, if any, or other business requirements.

In May 2009, we extended one of our long-term operating lease obligations for approximately 76,000 square feet of office and laboratory space in Sunnyvale, California from an expiration date of March 2012 to March 2015. Rent expense for all operating leases for both the three months ended June 30, 2009 and 2008 was $0.9 million, and $1.7 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. The impact on future commitments is included in the minimum annual rental commitments under facilities operating leases table in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-Q. As described above, we had $25.0 million invested in auction rate securities at cost, all of which have failed to settle at auction since March 2008. See “Liquidity and Capital Resources – Cash and Cash Flow” above for a description of our auction rate securities and settlement with UBS. We valued these securities using a discounted cash flow methodology. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows and expected holding period of the auction rate securities and the put option. The assumptions are based on data available as of June 30, 2009 for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and could result in significant changes to the fair value of auction rate securities.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the six months ended June 30, 2009 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. As of June 30, 2009, we had two outstanding foreign exchange forward contracts which were recorded as a derivative asset within Prepaid expenses and other current assets with a fair value of approximately $0.1 million representing the estimated gain on those outstanding foreign currency exchange forward contracts as of June 30, 2009 and derivative liability within Accrued and other liabilities with a fair value of approximately $0.1 million representing the estimated loss on those outstanding foreign currency exchange forward contracts as of June 30, 2009. During the three and six months ended June 30, 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax loss of approximately $0.4 million and $0.3 million, respectively.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies, including our company, to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $22.1 million in 2007, $22.4 million in 2008 and $14.4 million for the first six months of 2009 and we do not anticipate that we will achieve profitability for 2009. As of June 30, 2009, we had an accumulated deficit of approximately $194.1 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our healthcare associated infection tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to the global economic downturn, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

Our short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.

Our short-term investments of $25.0 million, with a fair value of $22.0 million, at June 30, 2009 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities have failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders (“Annual Meeting”) on April 29, 2009. At the Annual Meeting, shareholders voted on three matters: the election of three Class I directors to serve three-year terms, the approval of the amendment of our 2000 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 1,500,000 shares, and the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

At the Annual Meeting, John L. Bishop, Thomas D. Brown and Dean O. Morton were elected as Class I directors in an uncontested election, by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld
John L. Bishop	50,939,066	—	—	1,421,414
Thomas D. Brown	51,640,480	—	—	720,000
Dean O. Morton	48,958,636	—	—	3,401,844

Our Board of Directors is divided into three classes, Class I, II and III directors. Our Class II directors, Thomas L. Gutshall, Cristina H. Kepner, and David H. Persing, and our Class III directors, Robert J. Easton, Mitchell D. Mroz, and Hollings C. Renton, continued their terms following the Annual Meeting.

At the Annual Meeting, the amendment to our 2000 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 1,500,000 shares was approved by the following vote:

Shares For	Shares Against	Shares Abstaining	Non Votes
33,915,013	4,482,711	48,956	13,913,800

At the Annual Meeting, the appointment of Ernst & Young LLP was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining	Non Votes
52,065,755	229,499	65,206	—

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit
10.1	2000 Employee Stock Purchase Plan, as amended	8-K	000-30755	99.1	May 5, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4th day of August 2009.

CEPHEID
(Registrant)

/s/ JOHN L. BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANDREW D. MILLER
Andrew D. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, May 5, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.