Form 10-K/A
period 2008-12-31
CEPHEID
filed 2009-10-01
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-30755

CEPHEID

(Exact name of Registrant as Specified in its Charter)

California	77-0441625
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

904 Caribbean Drive, Sunnyvale, California	94089-1189
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends certain items contained in the Annual Report on Form 10-K of Cepheid for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC” or “Commission”) on February 26, 2009 (the “Original Filing”). We have amended Part I Item 1A, Part II Items 6, 7, 8 and Exhibit 23.1.

Part II Items 6, 7 and 8 were amended to reflect the correction of an error in patent license useful lives discovered during the second quarter of 2009 and the related impact on the Company’s previously filed consolidated financial statements. The discovery of the error was previously disclosed in Cepheid’s Form 10-Q for the quarter ended June 30, 2009. As the effects of the correction were not material to the Company’s previously filed consolidated financial statements when evaluated under the “rollover” approach but would be material to the 2009 consolidated financial statements for the year ended December 31, 2009 under the “iron curtain” method, the Company has, therefore, restated the consolidated statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008.

The changes to Part I Item 1A were solely to change the references to Cepheid’s prior profitability and accumulated deficit in one Risk Factor entitled “We may not achieve profitability.” Item 1A otherwise remained unchanged.

This Amendment contains only the items of the Original Filing which are being amended, and those unaffected items or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing (except where noted in the Amendment), and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

2008 ANNUAL REPORT ON FORM 10-K/A

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $26.7 million in 2006, $22.1 million in 2007 and $22.4 million in 2008 and we do not anticipate that we will achieve profitability for 2009. As of December 31, 2008, we had an accumulated deficit of approximately $179.8 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our healthcare associated infection tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, the success of our other collaborative programs, our ability to compete effectively against current and future competitors, global economic and political conditions, and including the current significant global economic recession and disruptions in worldwide financial markets. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses, and the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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
	(In thousands, except per share data)
	As Restated (1)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$159,383	$116,532	$82,403	$80,440	$49,967
Other revenues	10,244	12,941	4,949	4,570	3,001

Total revenues	169,627	129,473	87,352	85,010	52,968
Loss from operations	(23,650)	(25,164)	(30,986)	(14,281)	(14,327)
Net loss	(22,387)	(22,100)	(26,704)	(14,308)	(14,157)

Basic and diluted net loss per common share	$(0.39)	$(0.40)	$(0.51)	$(0.34)	$(0.34)

Shares used in computing basic and diluted net loss per share	57,101	55,263	52,325	42,494	41,083

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
	As Restated (1)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$48,017	$44,026	$94,936	$37,222	$57,439
Working capital	32,211	56,109	90,362	19,561	45,217
Total assets	183,979	162,778	165,871	102,117	119,958
Bank borrowing	14,639	—	—	—	—
Long-term obligations	—	2	44	2,439	14,165
Accumulated deficit	(179,763)	(157,376)	(135,276)	(108,572)	(94,264)
Total shareholders’ equity	128,824	124,468	130,916	54,332	65,252

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fair Value of Financial Instruments

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable that may be used to measure fair value. The three levels of inputs are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In determining fair value, we use the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (volatility), risk-free interest rate and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock-based compensation.

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

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
	As Restated (2)	As Restated (2)
Product sales by market:
Core Clinical	$90,251	$42,779	111%
Clinical Partner	17,898	18,182	(2)%

Total Clinical	108,149	60,961	77%
Industrial	15,437	14,768	5%
Biothreat	35,797	40,803	(12)%

Total Product Sales	$159,383	$116,532	37%

(2)	We reclassified $1.5 million and $0.6 million of product sales from Core Clinical to Clinical Partner for the years ended December 31, 2008 and 2007, respectively, due to a classification error.

Total product sales increased 37% to $159.4 million in 2008 from $116.5 million in 2007, primarily due to an increase in overall GeneXpert system sales in the Core Clinical market and Xpert MRSA disposal test sales offset by the decline in product sales in the Biothreat market. Core Clinical product sales increased $47.5 million, or 111%, in 2008 compared to 2007 due primarily to continued adoption of our GeneXpert systems and Xpert tests. Sales of Xpert MRSA disposable tests increased to $47.4 million in 2008 as compared to $8.7 million in 2007 while GeneXpert system sales increased $5.8 million. Product sales from the Clinical Partner market in 2008 declined by $0.3 million, or 2%, as compared to 2007. The decrease in Clinical Partner product sales was due to the expiration of our contract with BDC in 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased by $5.0 million or 12% from $40.8 million in 2007 to $35.8 million in 2008. This decrease was primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS. Product sales to Northrop Grumman/USPS represented 23% and 36% of our total product sales in 2008 and 2007, respectively. Industrial sales were approximately flat in 2008 as compared to 2007.

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

The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
	As Restated (3)
Product Sales by Geographic Regions:
North America	$125,327	$92,927	35%
International	34,056	23,605	44%

Total Product Sales	$159,383	$116,532	37%

(3)	We reclassified $0.1 million of product sales from International to North America for the year ended December 31, 2007 due to a classification error.

Product sales in North America increased $32.4 million, or 35%, from $92.9 million in 2007 to $125.3 million in 2008. The increase in North American product sales were primarily driven by the growth in the Core Clinical market from the continued adoption of our GeneXpert system sales and Xpert MRSA disposable tests, offset by the decrease in product sales in the Biothreat market, for which our sales are primarily in North America. Excluding Biothreat, North America product sales grew 71% in 2008 as compared to 2007 Internationally, which primarily represents sales in Europe, product sales increased to $34.1 million in 2008, a 44% increase. This increase was primarily due to our focus on the European Clinical market and increasing our distribution capability in Europe on both a direct and distributor basis, resulting in the continued growth in sales of our GeneXpert systems and Xpert MRSA disposable tests.

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

Costs and Operating Expenses

	Years Ended December 31,
	2008	2007	% Change
	(Amounts in thousands)
	As Restated (1)
Costs and operating expenses:
Cost of product sales	$89,714	$69,851	28%
Collaboration profit sharing	11,089	12,256	(10)%
Research and development	43,310	31,449	38%
Sales and marketing	29,757	22,812	30%
General and administrative	20,861	18,269	14%
Gain from legal settlement	(1,454)	—	100%

Total costs and operating expenses	$193,277	$154,637	25%

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchases of Sangtec and Stretton. As a result of the increased product sales discussed above, cost of product sales increased 28% to $89.7 million in 2008 compared to $69.9 million in 2007. Our product gross margin percentage was 44% and 40% in 2008 and 2007, respectively. The increase in product gross margin percentage was primarily due to a shift in product mix to higher margin products, such as clinical reagents, most notably growth in our Xpert MRSA test revenue, and increased manufacturing efficiencies resulting from automation of our manufacturing processes and increased volumes.

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

Income Taxes

Income tax benefit of $0.9 million in 2008 represents current U.S. federal income tax benefit of $0.2 million related to a refundable research and development (“R&D”) credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or R&D credit carryovers if they forego bonus depreciation on certain qualified property and equipment placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on property and equipment placed into service through the year ended December 31, 2008. The income tax benefit in 2008 also represents $0.8 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden and refundable R&D credit in France, offset by $0.1 million of state income tax expense. As of December 31, 2008 and 2007, we had deferred tax assets of approximately $73.0 million and $64.1 million, respectively, which were offset by a valuation allowances of $72.5 million and $60.8 million, respectively. We also had a deferred tax liability of $2.6 million as of December 31, 2008 in connection with the acquisition of the assets and licensed intellectual properties of Sangtec and Stretton, which we acquired in February 2007 and November 2008, respectively. As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $164.8 million, which expire in the years 2011 through 2028, and federal research and development tax credits of approximately $4.2 million, which expire in the years 2013 through 2027. As of December 31, 2008, we had net operating loss carryforwards for state income tax purposes of approximately $61.3 million, which expire in the years 2012 through 2018, and state research and development tax credits of approximately $5.2 million, which have no expiration date.

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

Comparison of Years Ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
Revenues:
Systems sales	$47,739	$22,737	110%
Reagent and disposable sales	68,793	59,666	15%

Total product sales	116,532	82,403	41%
Contract revenues	8,554	3,913	119%
Grant and government sponsored research revenue	4,387	1,036	323%

Total Revenues	$129,473	$87,352	48%

Product Sales

We operate in three market areas: Clinical, Industrial and Biothreat markets.

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
	As Restated (2)
Product sales by market:
Core Clinical	$42,779	$15,626	174%
Clinical Partner	18,182	3,995	355%

Total Clinical	60,961	19,621	211%
Industrial	14,768	14,784	(0)%
Biothreat	40,803	47,998	(15)%

Total Product Sales	$116,532	$82,403	41%

(2)	We reclassified $0.6 million of product sales from Core Clinical to Clinical Partner for the year ended December 31, 2007 due to a classification error.

Total product sales increased 41% to $116.5 million in 2007 from $82.4 million in 2006. The increase in product sales was primarily due to growth of $27.2 million in the Core Clinical market, which included an increase of $18.6 million related to GeneXpert systems sales and $5.3 million for SmartCycler system sales as well as an increase in reagent and disposable sales primarily due to sales of $10.6 million of GeneXpert tests including $8.7 million of Xpert MRSA disposable tests. Such increases were partially offset by a decrease of $7.2 million in product sales in the Biothreat market for 2007 as compared to 2006 due to reduced anthrax test cartridge sales of $7.5 million to Northrop Grumman/USPS in the Biothreat market. Product sales to Northrop Grumman/USPS represented 36% and 59% of our total product sales in 2007 and 2006, respectively.

The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
	As Restated (3)
Product Sales by Geographic Regions:
North America	$92,927	$72,932	27%
International	23,605	9,471	149%

Total Product Sales	$116,532	$82,403	41%

(3)	We reclassified $0.1 million of product sales from International to North America for the year ended December 31, 2007 due to a classification error.

Product sales in North America increased $20.0 million or 27% from $72.9 million in 2006 to $92.9 million in 2007. The increase in North American product sales was primarily driven by the growth in the Core Clinical market related to increased GeneXpert systems sales as well as an increase in reagent and disposable sales, primarily due to sales of $10.6 million of GeneXpert tests including $8.7 million of Xpert MRSA disposable tests. Increased GeneXpert system sales and sales of Xpert MRSA disposable tests were offset by decreased product sales in the Biothreat market, for which our sales are primarily in North America. Internationally, which primarily represents sales in Europe, product sales increased from $9.5 million in 2006 to $23.7 million in 2007, representing a 151% increase. This increase was primarily due to our focus on the European Clinical market resulting in the growth in sales of our GeneXpert systems and Xpert MRSA disposable tests, as the European Clinical market began to adopt the GeneXpert system and Xpert MRSA disposable tests.

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

Costs and Operating Expenses

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in thousands)
	As Restated (1)
Costs and operating expenses:
Cost of product sales	$69,851	$49,519	41%
Collaboration profit sharing	12,256	14,974	(18)%
Research and development	31,449	23,886	32%
In-process research and development	—	139	(100)%
Sales and marketing	22,812	14,116	62%
General and administrative	18,269	12,354	48%
Expense for patent related matter	—	3,350	(100)%

Total costs and operating expenses	$154,637	$118,338	31%

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

Cost of Product Sales

As a result of the increased product sales discussed above, cost of product sales increased 41% to $69.9 million in 2007 compared to $49.5 million in 2006. Our product gross margin was 40% in 2007 and 2006. The manufacturing efficiencies achieved in 2007 were offset primarily by increased expense related to amortization of intangible assets associated with the acquisition of Sangtec in 2007 and by stock-based compensation expense.

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

Income Taxes

Income tax expense of $0.2 million in 2007 represents current foreign income taxes related to our French subsidiary. As of December 31, 2007 and 2006, we had deferred tax assets of approximately $64.1 million and $59.3 million, respectively, which were offset by a valuation allowance of $60.8 million and $59.3 million, respectively. We also had a deferred tax liability of $3.3 million as of December 31, 2007. As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $124.8 million, which expire in the years 2011 through 2027, and federal research and development tax credits of approximately $4.1 million, which expire in the years 2012 through 2026. As of December 31, 2007, we had net operating loss carryforwards for state income tax purposes of approximately $47.2 million, which expire in the years 2011 through 2017, and state research and development tax credits of approximately $2.9 million, which have no expiration date.

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

Net cash used in operating activities was $4.6 million, $14.7 million and $11.7 million in 2008, 2007 and 2006, respectively. In 2008, net cash used in operating activities primarily consisted of a $22.4 million net loss, which was offset by $13.4 million of depreciation expense and amortization of intangible assets and $14.1 million of stock-based compensation. In addition, the decrease of $10.6 million attributable to changes in operating assets and liabilities consisted primarily of a decrease in deferred revenue of $1.5 million, increases in inventory of $8.6 million and prepaid expenses of $2.5 million, which were partially offset by a decrease in accounts receivable of $2.5 million and an increase of $0.8 million in accounts payable and other current liabilities. In 2007, net cash used in operating activities primarily consisted of a $22.1 million net loss, which was partially offset by $10.4 million of depreciation expense and amortization of intangible assets and $11.1 million of stock-based compensation. In addition, the decrease of $14.4 million attributable to changes in operating assets and liabilities consisted primarily of increases in receivables of $4.6 million, inventory of $11.3 million, prepaid expenses of $0.9 million, payments of $3.4 million for patent-related matters and $0.8 million of deferred revenue, which were partially offset by increases of $6.1 million in accounts payable, other current liabilities and accrued compensation, $0.2 million in income taxes payable and a decrease of $0.2 million in other non-current assets. In 2006, net cash used in operating activities primarily consisted of a $26.7 million net loss, which was partially offset by $8.3 million of depreciation expense and amortization of intangible assets and $7.3 million of stock-based compensation. In addition, the decrease in operating assets and liabilities of $1.1 million consisted primarily of a $3.4 million increase in accrued expense for a patent-related matter, which was offset by $4.4 million principally related to inventory, accounts receivable, deferred revenue and accounts payable and other accrued liabilities.

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

Contractual Obligations

As of December 31, 2008, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,908	$3,612	$5,426	$870	—
Bank borrowing	14,639	14,639	—	—	—
Purchase obligations	20,396	6,567	8,929	4,900	—
Minimum royalties	8,835	904	1,843	1,911	4,177

	$53,778	$25,722	$16,198	$7,681	$4,177

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

February 26, 2009

/S/ JOHN L. BISHOP	/S/ ANDREW D. MILLER
John L. Bishop	Andrew D. Miller
Chief Executive Officer	Senior Vice President and Chief Financial Officer

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009, except for Note 13, as to which the date is October 1, 2009 expressed an unqualified opinion thereon.

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

As described in Note 13, “Restatement of Consolidated Financial Statements — Patent License Amortization”, Cepheid has restated previously issued financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 to correct its accounting for certain patents that were being amortized over incorrect lives.

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

/s/    ERNST & YOUNG LLP

San Jose, California

February 25, 2009

except for Note 13, as to which the date is

October 1, 2009

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)
	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$23,478	$16,476
Restricted cash	1,500	—
Marketable securities	—	27,550
Accounts receivable, less allowance for doubtful accounts of $20 and $37 as of December 31, 2008 and 2007, respectively	18,952	21,263
Inventory	33,498	23,821
Prepaid expenses and other current assets	4,636	2,565

Total current assets	82,064	91,675
Property and equipment, net	24,109	17,174
Investments	15,101	—
Put option	9,438	—
Other non-current assets	920	923
Intangible assets, net	33,791	38,162
Goodwill	18,556	14,844

Total assets	$183,979	$162,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,669	$10,587
Accrued compensation	7,919	8,573
Accrued royalties	5,953	6,913
Accrued collaboration profit sharing	2,023	522
Accrued other liabilities	6,816	4,742
Income tax payable	—	213
Current portion of deferred revenue	2,834	4,016
Bank borrowing	14,639	—

Total current liabilities	49,853	35,566
Long-term portion of deferred revenue	1,753	2,054
Other liabilities	3,549	690

Total liabilities	55,155	38,310

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 57,663,859 and 55,611,398 shares issued and outstanding at December 31, 2008 and 2007, respectively	266,991	254,807
Additional paid-in capital	41,619	26,697
Accumulated other comprehensive income (loss)	(23)	340
Accumulated deficit	(179,763)	(157,376)

Total shareholders’ equity	128,824	124,468

Total liabilities and shareholders’ equity	$183,979	$162,778

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
	As Restated (1)
Revenues:
System sales	$51,766	$47,739	$22,737
Reagent and disposable sales	107,617	68,793	59,666

Total product sales	159,383	116,532	82,403
Other revenues	10,244	12,941	4,949

Total revenues	169,627	129,473	87,352

Costs and operating expenses:
Cost of product sales	89,714	69,851	49,519
Collaboration profit sharing	11,089	12,256	14,974
Research and development	43,310	31,449	23,886
In-process research and development	—	—	139
Sales and marketing	29,757	22,812	14,116
General and administrative	20,861	18,269	12,354
Gain from legal settlement	(1,454)	—	—
Expense for patent related matter	—	—	3,350

Total costs and operating expenses	193,277	154,637	118,338

Loss from operations	(23,650)	(25,164)	(30,986)
Other income (expense):
Interest and other income, net	1,225	2,731	4,402
Interest expense	(13)	(22)	(367)
Foreign currency exchange gain (loss) and other	(860)	568	247

Other income, net	352	3,277	4,282

Net loss before benefit (provision) for income taxes	(23,298)	(21,887)	(26,704)
Benefit (provision) for income taxes	911	(213)	—

Net loss	$(22,387)	$(22,100)	$(26,704)

Basic and diluted net loss per share	$(0.39)	$(0.40)	$(0.51)

Shares used in computing basic and diluted net loss per share	57,101	55,263	52,325

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
					As Restated (1)	As Restated (1)
Balance at December 31, 2005 as previously reported	42,755	$155,347	$7,518	$39	$(107,501)	$55,403
Effect of restatement on periods prior to 2006					(1,071)	(1,071)
Balance at December 31, 2005 as restated	42,755	$155,347	7,518	39	(108,572)	54,332
Components of comprehensive loss:
Net loss	—	—	—	—	(26,704)	(26,704)
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized gain on available-for-sale securities	—	—	—	5	—	5

Total comprehensive loss						(26,748)

Issuance of common shares under a follow on offering (net of issuance costs of $6,312)	11,420	91,899	—	—	—	91,899
Issuance of shares of common stock under employee and director option plans	652	2,993	—	—	—	2,993
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	7,547	—	—	7,547
Issuance of shares of common stock under employee stock purchase plan	123	893	—	—	—	893

Balance at December 31, 2006	54,950	251,132	15,065	(5)	(135,276)	130,916
Components of comprehensive loss:
Net loss	—	—	—	—	(22,100)	(22,100)
Foreign currency translation adjustment	—	—	—	345	—	345

Total comprehensive loss						(21,755)

Issuance of shares of common stock under employee and director option plans	512	2,620	—	—	—	2,620
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	11,632	—	—	11,632
Issuance of shares of common stock under employee stock purchase plan	149	1,055	—	—	—	1,055

Balance at December 31, 2007	55,611	254,807	26,697	340	(157,376)	124,468
Components of comprehensive loss:
Net loss	—	—	—	—	(22,387)	(22,387)
Foreign currency translation adjustment	—	—	—	(363)	—	(363)

Total comprehensive loss						(22,750)

Issuance of shares of common stock under employee and director option plans	1,772	9,849	—	—	—	9,849
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	14,922	—	—	14,922
Issuance of shares of common stock under employee stock purchase plan	281	2,335	—	—	—	2,335

Balance at December 31, 2008	57,664	$266,991	$41,619	$(23)	$(179,763)	$128,824

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
	As Restated (1)
Cash flows from operating activities:
Net loss	$(22,387)	$(22,100)	$(26,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,632	5,506	4,824
Amortization of intangible assets	5,343	4,940	3,465
Amortization of imputed interest	—	—	222
In-process research and development	—	—	139
Amortization of prepaid compensation	252	302	105
Stock-based compensation related to employees and consulting services rendered	14,064	11,120	7,330
Write-off of patented technologies licenses	406	—	—
Unrealized loss on auction rate securities	9,899	—	—
Unrealized gain on put option	(9,438)	—	—
Deferred rent	231	(110)	63
Changes in operating assets and liabilities:
Accounts receivable	2,495	(4,555)	(1,237)
Inventory	(8,580)	(11,279)	(2,034)
Prepaid expenses and other current assets	(2,520)	(880)	(439)
Other non-current assets	(676)	169	(284)
Accounts payable and other current liabilities	811	2,313	555
Accrued expense for patent-related matter	—	(3,350)	3,350
Accrued compensation	(663)	3,967	86
Deferred revenue	(1,476)	(748)	(1,082)

Net cash used in operating activities	(4,607)	(14,705)	(11,641)

Cash flows from investing activities:
Capital expenditures	(14,936)	(7,098)	(5,917)
Acquisition of leasehold improvements	327	—	—
Payments for technology licenses	(418)	(4,945)	(11,325)
Cost of acquisitions, net of cash acquired	(1,884)	(27,637)	(1,037)
Proceeds from the sale of fixed assets	125	23	—
Proceeds from maturities of marketable securities	2,550	55,000	47,850
Purchases of marketable securities	—	(4,800)	(104,450)
Transfer from (to) restricted cash	(983)	—	—

Net cash provided by (used in) investing activities	(15,219)	10,543	(74,879)

Cash flows from financing activities:
Net proceeds from the sale of common shares and exercise of stock options and awards	12,183	3,675	95,785
Proceeds from bank borrowing	14,700	—	—
Principal payment of line of credit	—	—	(4,000)
Principal payments under equipment financing	—	(316)	(4,044)
Principal payments of bank borrowing	(65)	—	—
Principal payments of notes payable	—	(48)	(63)

Net cash provided by financing activities	26,818	3,311	87,678

Effect of exchange rate change on cash	10	141	(44)

Net increase (decrease) in cash and cash equivalents	7,002	(710)	1,114
Cash and cash equivalents at beginning of year	16,476	17,186	16,072

Cash and cash equivalents at end of year	$23,478	$16,476	$17,186

Supplemental Cash Flow Information:
Cash paid for interest	$11	$22	$367

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

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

2. Fair Value

SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable that may be used to measure fair value. The three levels of inputs are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

3. Intangible Assets

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in the acquisitions of Actigenics, Sangtec and Stretton, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the accompanying consolidated statements of operations.

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Recorded Value	Accumulated Amortization	Net Book Value
		As Restated (1)	As Restated (1)
Balance, December 31, 2008
Licenses	$40,710	$16,597	$24,113
Technology acquired in acquisitions	8,613	905	7,708
Other intangible assets acquired in acquisitions	3,130	1,160	1,970

	$52,453	$18,662	$33,791

Balance, December 31, 2007
Licenses	$40,885	$12,626	$28,259
Technology acquired in acquisitions	8,613	306	8,307
Other intangible assets acquired in acquisitions	2,170	574	1,596

	$51,668	$13,506	$38,162

Balance, December 31, 2006
Licenses	$36,388	$8,527	$27,861
Technology acquired in acquisitions	813	39	774

	$37,201	$8,566	$28,635

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

In 2008 we recorded an impairment charge of $0.4 million. No impairment charge was recorded in 2007 and 2006. Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $11.0 million, $13.0 million and $14.9 million at December 31, 2008, 2007 and 2006, respectively.

Amortization expense of intangible assets was $5.3 million, $4.9 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2008 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
As Restated (1)
2009	$6,548
2010	6,473
2011	6,375
2012	5,006
2013	4,297
Thereafter	5,092

Total expected future annual amortization	$33,791

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

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

5. Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera, through its ABI and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with Roche, effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $23.5 million was paid in 2005 and $8.7 million was paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The effective interest rate used to calculate the present value of the discounted payments was 4.0% for both the Roche and Applera licenses. In June 2006, the Applera patent license agreement was expanded to include additional Company products, for which the Company paid an additional $0.5 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 years, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license, which was expensed during the quarter ended March 31, 2004.

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

In January 2007, Cepheid entered into a sublicense agreement with bioMerieux SA, pursuant to which bioMerieux SA granted Cepheid a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of methicillin resistant staphylococcus aureus. The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux SA with the right for bioMerieux SA to sub-license. Under the sublicense agreement, and subject to certain limitations set forth therein, Cepheid is able to use the licensed rights to develop and sell products for use in connection with its GeneXpert and SmartCycler platforms. In exchange for such rights, Cepheid agreed to pay an initial license fee of approximately $4.0 million and quarterly royalties based on net product sales during the term of the sublicense agreement, which expires when the last of the patents licensed under the agreement expires. The license fee was paid in the first quarter of 2007 and is being amortized on a straight-line basis over the useful life of approximately 10 years, with the amortization recorded as part of the cost of product sales.

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

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The aggregate purchase price of the acquisition was approximately $30.2 million, including $29.4 million cash (net of $0.6 million cash acquired) and $0.8 million direct acquisition costs, including an increase in goodwill of $2.7 million and long-term liabilities by the same amount during the third quarter of 2008 associated with the establishment of a deferred tax liability. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The following table provides pro forma financial information assuming the acquisition of Sangtec had occurred at the beginning of each period presented (in thousands, except per share data):

	Years Ended December 31,
	2007	2006
	As Restated (1)	As Restated (1)
Total revenues	$130,671	$95,829
Net loss	(22,703)	(29,756)
Basic and diluted net loss per share	(0.41)	(0.57)

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

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

Stock-Based Compensation Cost — Prior to the adoption of SFAS 123(R), the Company recorded stock-based compensation in accordance with APB 25 when the option price was less than the fair market value. As of December 31, 2003, all deferred compensation previously recognized had been amortized to expense. The following table is a summary of the major categories of stock compensation expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2008 and 2007 (in thousands).

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$47,110	$45,272
Capitalized research and development costs	2,104	1,384
Research and other credit carryforwards	8,360	7,105
Accruals and reserves	—	414
Stock option compensation	9,385	5,031
Other	6,068	4,862

Total deferred tax assets	73,027	64,068
Valuation allowance for deferred tax assets	(72,494)	(60,804)
Total deferred tax liability	(2,633)	(3,264)

Net deferred tax liability	$(2,100)	$—

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

13. Restatement of Consolidated Financial Statements — Patent License Amortization

The Company capitalizes patent licenses and amortizes them over their estimated useful lives on a straight-line basis. The Company’s internal periodic review of its patent license useful lives during the second quarter of 2009 identified that the useful lives of certain patents were miscalculated at the time those patents were acquired, thus those patent licenses were being amortized over incorrect useful lives. This error resulted in the understatement of amortization expense over several reporting periods, starting in 2004. In accordance with SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in assessing the identified error, the Company considered both the “rollover” approach, which quantifies misstatements originating in the current year statement of operations and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the misstatements existing in the balance sheet at the end of the reporting period. The Company believes the impact of the patent license amortization errors was not material to its statements of operations for the years prior to 2009 under the rollover approach. However, under the iron curtain method, the cumulative patent license amortization errors would be material to the Company’s consolidated financial statements for the year ending December 31, 2009 and it has, therefore, restated the consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008. The Company recognized the following cumulative adjustments to its December 31, 2008 and 2007 consolidated balance sheet (in thousands):

	December 31, 2008	December 31, 2007
Decrease in intangible assets, net	$(3,141)	$(2,467)
Increase in accumulated deficit	(3,141)	(2,467)

The impact on accumulated deficit by quarter which is caused by an increase in cost of product sales and a corresponding increase in loss from operations and net loss, is comprised of the following amounts (in thousands):

	Quarter Ended
	(Unaudited)
	March 31	June 30	Sept 30	Dec 31	Total
Increase in loss from operations, net loss and increase in cost of product sales:
Year Ended 2009	$(179)	$—	$—	$—	$(179)
Year Ended 2008	(168)	(169)	(169)	(168)	(674)
Year Ended 2007	(171)	(168)	(169)	(169)	(677)
Year Ended 2006	(180)	(180)	(180)	(179)	(719)
Prior to Year Ended 2006					(1,071)

					$(3,320)

Net loss per share did not change for the years ended December 31, 2008, 2007 and 2006 due to the patent license amortization error. In addition, net cash provided by operations in the consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006 did not change because the increase in the net loss of $674,000 in 2008, $677,000 in 2007 and $719,000 in 2006 was offset by the increase of $674,000 in 2008, $677,000 in 2007 and $719,000 in 2006 in the amortization of intangible assets.

CEPHEID

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
	As Restated (1)
2008
Total revenues	$44,833	$42,050	$44,915	$37,829
Costs and operating expenses:
Cost of product sales	23,154	23,039	23,792	19,729
Collaboration profit sharing	3,733	2,777	2,460	2,119
Research and development	9,898	10,964	11,611	10,837
Sales and marketing	6,941	7,434	7,871	7,511
General and administrative	4,747	5,518	5,517	5,079
Gain from legal settlement	—	—	—	(1,454)

Total costs and operating expenses	48,473	49,732	51,251	43,821

Loss from operations	(3,640)	(7,682)	(6,336)	(5,992)

Other income (expenses), net	1,282	191	(906)	(215)

Net loss, before income tax expense	(2,358)	(7,491)	(7,242)	(6,207)
Income tax benefit (expense)	340	(204)	614	161

Net loss	$(2,018)	$(7,695)	$(6,628)	$(6,046)

Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.12)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	56,152	57,054	57,538	57,648

	As Restated (1)
2007
Total revenues	$25,544	$27,173	$36,329	$40,427
Costs and operating expenses:
Cost of product sales	14,048	14,047	20,135	21,621
Collaboration profit sharing	3,497	2,731	2,729	3,299
Research and development	6,922	7,439	8,371	8,717
Sales and marketing	4,493	5,067	6,411	6,841
General and administrative	3,935	4,038	4,445	5,851

Total costs and operating expenses	32,895	33,322	42,091	46,329

Loss from operations	(7,351)	(6,149)	(5,762)	(5,902)
Other income (expenses), net	1,027	740	852	658

Net loss, before income tax expense	(6,324)	(5,409)	(4,910)	(5,244)

Income tax expense	—	—	—	(213)

Net loss	$(6,324)	$(5,409)	$(4,910)	$(5,457)

Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.09)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	55,012	55,149	55,356	55,529

(1)	See Note 13, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Supplemental Data.

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

Signature	Title	Date

/S/ JOHN L. BISHOP*	Chief Executive Officer and Director (Principal Executive Officer)	October 1, 2009
John L. Bishop

/S/ ANDREW D. MILLER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 1, 2009
Andrew D. Miller

/S/ THOMAS L. GUTSHALL*	Director and Chairman of the Board	October 1, 2009
Thomas L. Gutshall

/S/ THOMAS D. BROWN*	Director	October 1, 2009
Thomas D. Brown

/S/ CRISTINA H. KEPNER*	Director	October 1, 2009
Cristina H. Kepner

/S/ ROBERT EASTON*	Director	October 1, 2009
Robert Easton

/S/ DEAN O. MORTON*	Director	October 1, 2009
Dean O. Morton

/S/ MITCHELL D. MROZ*	Director	October 1, 2009
Mitchell D. Mroz

/S/ DAVID H. PERSING, M.D., PH.D.*	Executive Vice President and Chief Medical and Technology Officer and Director	October 1, 2009
David H. Persing

/S/ HOLLINGS C. RENTON*	Director	October 1, 2009
Hollings C. Renton

*	Signed by Andrew D. Miller as attorney-in-fact

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000

3.2	Amended and Restated Bylaws	8-K		3.01	10/24/2008

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002

4.3	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002

10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003

10.2*	2000 Employee Stock Purchase Plan, as amended	S-8	333-106181	4.1	6/17/2003

10.3*	2006 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards	8-K		99.01	4/25/2008

10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000

10.5†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000

10.6†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000

10.7†	Distribution Agreement dated July 11, 2000 between Cepheid and Takara Shuzo Co., Ltd.	10-Q		10.1	11/14/2000

10.8	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002

10.9†	Letter Agreement between Takara Biomedical Co, Ltd. and Cepheid dated January 25, 2002	10-Q		10.2	5/15/2002

10.10†	Modification of Distribution Agreement dated July 11, 2000 between Cepheid and Takara Biomedical Co., Ltd. dated February 11, 2002	10-Q		10.4	5/15/2002

10.11†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003

10.12†	Letter Agreement between Aridia Corp. and Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.23	3/12/2004

10.13†	License Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.24	3/12/2004

10.14†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.25	3/12/2004

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15†	Distribution Agreement between Cepheid and Infectio Diagnostic Inc. dated November 4, 2003	10-K		10.26	3/12/2004

10.16†	License, Development and Supply Agreement between bioMerieux, Inc. and Cepheid dated December 31, 2003	10-K		10.27	3/12/2004

10.17†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004

10.18†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004

10.19*	Offer letter to Mr. Humberto Reyes from Cepheid dated November 4, 2004	10-K		10.35	2/28/2005

10.20	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005

10.21*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005

10.22†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences, Inc. dated April 6, 2005	10-Q		10.2	8/4/2005

10.23*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005

10.24†	Advanced Authorization Letter Agreement between Cepheid and Northrop Grumman Security Systems dated July 20, 2005	10-Q		10.1	11/3/2005

10.25†	First amendment to the Distribution Agreement between Cepheid and Infectio Diagnostic (“I.D.I.”) Inc. of November 4, 2003 by and between Cepheid and GeneOhm Sciences Canada, Inc. dated September 30, 2005	10-Q		10.4	11/3/2005

10.26†	License Agreement between Cepheid and Abaxis, Inc. dated September 30, 2005	10-Q		10.5	11/3/2005

10.27†	License Agreement between Cepheid and DxS Limited dated November 28, 2005	10-K		10.45	2/22/2006

10.28*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

10.29*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007

10.30	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007	10-Q		10.1	5/10/2007

10.31	Sublicense agreement between Cepheid and bioMerieux S.A. dated January 16, 2007	10-Q		10.2	5/10/2007

10.32††	Master Purchase Order between Northrop Grumman Security Systems and Cepheid dated August 15, 2007	10-Q		10.1	11/5/2007

10.33*	Separation Agreement dated December 31, 2007, by and between Cepheid and John R. Sluis	10-K		10.39	2/29/2008

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008

10.35	Amended and Restated Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers	8-K		99.01	2/21/2008

10.36	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008

10.37	Series C-2 Auction Rate Securities Rights (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form F-3 (File No. 333-153882) filed by UBS AG with the Securities and Exchange Commission on October 7, 2008)	F-3	333-153882	4.6	10/7/2008

10.38	Credit Line Agreement dated December 5, 2008, by and between Cepheid and UBS	10-K		10.38	2/26/2009

21.1	List of Subsidiaries	10-K		21.1	2/26/2009

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.