Form 10-Q
period 2009-09-30
CEPHEID
filed 2009-11-03
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 23, 2009 there were 58,588,403 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2009

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix® and OmniMix®, are trademarks of Cepheid. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$33,341	$23,478
Restricted cash	—	1,500
Short-term investments	23,492	—
Put option	1,538	—
Accounts receivable, net	21,065	18,952
Inventory	33,425	33,498
Prepaid expenses and other current assets	2,907	4,636

Total current assets	115,768	82,064
Property and equipment, net	25,179	24,109
Investments	—	15,101
Put option	—	9,438
Other non-current assets	525	920
Intangible assets, net	32,523	33,791
Goodwill	18,626	18,556

Total assets	$192,621	$183,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,511	$9,669
Accrued compensation	7,244	7,919
Accrued royalties	10,276	5,953
Accrued collaboration profit sharing	—	2,023
Accrued and other liabilities	8,712	6,816
Current portion of deferred revenue	3,114	2,834
Bank borrowing	14,598	14,639

Total current liabilities	59,455	49,853
Long-term portion of deferred revenue	1,970	1,753
Other liabilities	4,297	3,549

Total liabilities	65,722	55,155

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 58,487,156 and 57,663,859 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	272,165	266,991
Additional paid-in capital	52,253	41,619
Accumulated other comprehensive income (loss)	464	(23)
Accumulated deficit	(197,983)	(179,763)

Total shareholders’ equity	126,899	128,824

Total liabilities and shareholders’ equity	$192,621	$183,979

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		As Restated (1)		As Restated (1)
Revenues:
System sales	$10,628	$13,961	$27,448	$40,708
Reagent and disposable sales	30,170	28,432	89,498	82,558

Total product sales	40,798	42,393	116,946	123,266
Other revenue	837	2,522	4,477	8,532

Total revenues	41,635	44,915	121,423	131,798

Costs and operating expenses:
Cost of product sales	23,765	23,792	67,705	69,985
Collaboration profit sharing	1,306	2,460	6,547	8,970
Research and development	8,744	11,611	29,397	32,473
Sales and marketing	7,040	7,871	20,769	22,246
General and administrative	5,223	5,517	15,832	15,782
Gain from legal settlement	(243)	—	(243)	—
Restructuring charge	—	—	747	—

Total costs and operating expenses	45,835	51,251	140,754	149,456

Loss from operations	(4,200)	(6,336)	(19,331)	(17,658)
Other income (expense):
Interest income	69	241	317	1,039
Interest expense	(99)	(1)	(247)	(3)
Foreign currency exchange gain (loss) and other	146	(1,146)	577	(469)

Other income, net	116	(906)	647	567

Loss before income tax benefit	(4,084)	(7,242)	(18,684)	(17,091)
Income tax benefit	245	614	464	750

Net loss	$(3,839)	$(6,628)	$(18,220)	$(16,341)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.31)	$(0.29)

Shares used in computing basic and diluted net loss per share	58,335	57,538	58,075	56,917

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		As Restated (1)
Cash flows from operating activities:
Net loss	$(18,220)	$(16,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,345	5,682
Amortization of intangible assets	5,117	3,971
Amortization of prepaid compensation expense	147	189
Stock-based compensation related to employees and consulting services rendered	11,031	10,837
Unrealized gain on auction rate securities	(8,490)	—
Unrealized loss on put option	7,900	—
Deferred rent	(5)	304
Changes in operating assets and liabilities:
Accounts receivable	(2,113)	3,380
Inventory	(319)	(5,692)
Prepaid expenses and other current assets	1,574	(1,567)
Other non-current assets	394	(178)
Accounts payable and other current liabilities	8,494	7,178
Accrued compensation	(675)	(2,052)
Deferred revenue	498	(1,119)

Net cash provided by operating activities	11,678	4,592

Cash flows from investing activities:
Capital expenditures	(7,119)	(12,293)
Acquisition of leasehold improvements	—	327
Payments for technology licenses	(1,500)	—
Cost of acquisitions, net	(148)	—
Proceeds from the sales and maturities of marketable securities and short-term investments	100	2,550
Proceeds from the sale of fixed assets	16	125
Transfer to unrestricted cash	1,500	517

Net cash used in investing activities	(7,151)	(8,774)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	5,174	11,977
Principal payment of bank borrowing	(40)	—
Principal payment of note payable	—	(4)

Net cash provided by financing activities	5,134	11,973

Effect of exchange rate change on cash	202	122

Net increase in cash and cash equivalents	9,863	7,913
Cash and cash equivalents at beginning of period	23,478	16,476

Cash and cash equivalents at end of period	$33,341	$24,389

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

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

The condensed consolidated balance sheet at September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2009 or for any future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Form 10-K/A, filed with the SEC. Certain amounts have been reclassified to conform to the current period presentation.

The Company has evaluated subsequent events through the date the financial statements were issued, November 3, 2009.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain and other. Adjustments resulting from translating the financial statements of all foreign subsidiaries into United States (“U.S.”) dollars are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Our valuation techniques used to measure fair value maximized the use of observable inputs and minimized the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the third unobservable. The three levels of inputs are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 2 for information and related disclosures regarding our fair value measurements and our fair value measurements on financial assets.

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

Auction Rate Securities

At September 30, 2009, our short-term investments consisted of a portfolio of auction rate securities with a cost basis of $24.9 million, which are classified as trading securities and recorded at fair value. The historical cost basis of this portfolio has been reduced by cumulative net losses on these securities of $1.4 million, which is comprised of a $9.9 million loss in 2008, a $3.0 million gain in the first quarter of 2009, a $3.9 million gain in the second quarter of 2009 and a $1.6 million gain in the third quarter of 2009. We valued these securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our auction rate securities have failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At September 30, 2009, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (“put option exercise period”). In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to marketing and selling the auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value, and subsequent changes in fair value will also be recognized in respective period financial results. Since we intend to exercise the put option during the put option exercise period, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading, which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008 and have an outstanding balance of $14.6 million at September 30, 2009. Additionally, under

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.

In the third quarter of 2009, we recorded a gain to other income, net of $1.6 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.4 million of the estimated fair value of the put option. In the first nine months of 2009, we recorded a gain to other income, net of $8.5 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $7.9 million of the estimated fair value of the put option.

Restricted Cash

The $1.5 million of restricted cash as of December 31, 2008 consisted of a certificate of deposit with a maturity of less than 90 days held by a bank as collateral for our hedging program. During the first quarter of 2009 the Company engaged a different financial institution which did not require collateral for its hedging program.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, stock-based compensation cost of approximately $1.2 million and $1.6 million was included in inventory as of September 30, 2009 and December 31, 2008, respectively.

The components of inventory were as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw Materials	$13,358	$12,328
Work in Process	10,025	8,629
Finished Goods	10,042	12,541

	$33,425	$33,498

Warranty Reserve

The Company warrants its systems to be free from defects for a period of generally 12 to 15 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$650	$750	$655	$549
Costs incurred and charged against reserve	(91)	(449)	(418)	(968)
Accrual related to current period product sales	294	603	850	1,270
Adjustment to pre-existing warranties	(208)	(245)	(442)	(192)

Balance at end of period	$645	$659	$645	$659

Revenue Recognition

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company recognizes revenue from both one-time product sales and longer-term contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables under FASB Accounting Standards Codification (the “Codification” or “ASC”) 605-25-25. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet in other assets or liabilities at their fair value. The Company utilizes forward foreign exchange contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid, Inc. and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, have a maturity of 6 months or less. The Company’s accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. These foreign exchange contracts did not meet the criteria for hedging transactions, therefore, the Company has not elected hedge accounting treatment and changes in fair value of the derivatives that are not designated as hedging instruments are recorded in earnings. The Company enters into approximately two to six derivatives per quarter ranging from $0.1 million to $11.4 million in notional value each with a total notional value of approximately $8.4 million in the third quarter of 2009, $9.4 million in the second quarter of 2009 and $11.4 million in the first quarter of 2009. As of September 30, 2009, we had two outstanding foreign exchange forward contracts that were not designated as hedging instruments. These foreign exchange forward contracts were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $2,000, representing the estimated gain on an outstanding foreign currency exchange forward contract as of September 30, 2009, and a derivative liability within accrued and other liabilities with a fair value of approximately $60,000, representing the estimated loss on an outstanding foreign currency exchange forward contract as of September 30, 2009. During the three and nine months ended September 30, 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax loss of approximately $0.5 million and $0.8 million, respectively.

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 6,392,000 and 5,482,000 for the three months ended September 30, 2009 and 2008, respectively, and 7,745,000 and 5,590,000 for the nine months ended September 30, 2009 and 2008, respectively.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. The following table presents the calculation of comprehensive loss, including components of other comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,839)	$(6,628)	$(18,220)	$(16,341)
Other comprehensive income (loss):
Foreign currency translation adjustments	429	(435)	487	(147)
Unrealized loss on available for sale investments	—	(960)	—	(3,977)

Comprehensive loss	$(3,410)	$(8,023)	$(17,733)	$(20,465)

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14. “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-14). It modifies the scope of ASC subtopic 985-605 Software-Revenue Recognition to exclude from its requirements: 1) non-software components of tangible products and 2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

2. Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the third unobservable. The three levels of inputs are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Balance as of September 30, 2009:
Assets:
Cash	$27,906	$—	$—	$27,906
Cash equivalent—money market funds	5,435	—	—	5,435
Foreign currency derivatives	—	2	—	2
Short-term investments—taxable auction rate securities	—	—	23,492	23,492
Put option	—	—	1,538	1,538

Total	$33,341	$2	$25,030	$58,373

Liabilities:
Foreign currency derivatives	—	$60	—	$60

Total	$—	$60	$—	$60

	Level 1	Level 2	Level 3	Total
Balance as of December 31, 2008:
Assets:
Cash	$18,252	$—	$—	$18,252
Cash equivalent—money market funds	5,226	—	—	5,226
Investments—taxable auction rate securities	—	—	15,101	15,101
Put option	—	—	9,438	9,438

Total	$23,478	$—	$24,539	$48,017

The Company recorded derivative assets and liabilities at fair value. The Company’s derivatives consist of foreign exchange forward contracts. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

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

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we had classified the auction rate securities as long-term assets on our consolidated balance sheet as of December 31, 2008. Our put option allows us to sell the auction rate securities held in our accounts with UBS to UBS at par value beginning on June 30, 2010. Therefore we have classified the auction rate securities as a current asset on our condensed consolidated balance sheet. These investments were valued at fair value as of September 30, 2009. The following table provides a summary of changes in fair value of our auction rate securities and put option for the nine-month periods ended September 30, 2009 and 2008 (in thousands):

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Level 3
Balance at January 1, 2009		$24,539
Sale		(100)
Unrealized gain of auction rate securities included in current period earnings		8,490
Unrealized loss of put option included in current period earnings		(7,899)

Balance at September 30, 2009		$25,030

	Level 1	Level 3
Balance at January 1, 2008	$27,550	$—
Net settlements	(2,550)	—
Transfer	(25,000)	25,000
Unrealized loss included in accumulated other comprehensive loss	—	(3,977)

Balance at September 30, 2008	$—	$21,023

Our investment portfolio of auction rate securities is structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities that are well in excess of ten years. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured. We believe that the credit quality of these securities is high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy requirements for an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Until the first quarter of 2008, the fair values of our auction rate securities were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date, we had categorized our investments in auction rate securities as Level 1. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option during the period beginning June 30, 2010 and ending July 2, 2012, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading, which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line in an amount equal to 75% of the fair value of the securities at a net no cost. We are still able to sell the auction rate securities on our own, but in such a circumstance, we would lose the par value support from UBS.

In the third quarter of 2009, we recorded a gain to other income, net of $1.6 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.4 million of the estimated fair value of the put option. In the first nine months of 2009, we recorded a gain to other income, net of $8.5 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $7.9 million of the estimated fair value of the put option. At both September 30, 2009 and December 31, 2008, the fair value of the Company’s “no net cost” payable on demand loan was estimated at approximately $14.6 million, which approximates its carrying value.

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

except for intangible assets acquired in the acquisitions of Actigenics, Sangtec, Stretton and Alpha-Omega, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales in the accompanying condensed consolidated statements of operations.

The recorded value and accumulated amortization of major classes of intangible assets at September 30, 2009 were as follows (in thousands):

	Recorded Value	Accumulated Amortization	Net Book Value
Licenses	$44,507	$(20,494)	$24,013
Technology acquired in acquisitions	8,613	(1,746)	6,867
Other	3,183	(1,540)	1,643

	$56,303	$(23,780)	$32,523

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd., effective July 1, 2004. The net book value of this license was $9.5 million and $11.0 million at September 30, 2009 and December 31, 2008, respectively.

Amortization expense of intangible assets was $1.7 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $5.1 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of September 30, 2009 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2009 (remaining three months)	$1,706
2010	6,774
2011	6,667
2012	5,298
2013	4,589
Thereafter	7,489

Total expected future annual amortization	$32,523

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 10% and 21% of total product sales for the three months ended September 30, 2009 and 2008, respectively, and 17% and 26% of total product sales for the nine months ended September 30, 2009 and 2008, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. There was one customer whose accounts receivable balance represented 1% and 14% of total receivables as of September 30, 2009 and December 31, 2008, respectively. The following table provides a breakdown of product sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product Sales Geographic information:
North America
Clinical	$22,913	$22,956	$61,424	$51,266
Other	9,100	12,890	31,127	45,713

Total North America	32,013	35,846	92,551	96,979

International
Clinical	$6,989	$4,937	$18,922	$14,543
Other	1,796	1,610	5,473	11,744

Total International	8,785	6,547	24,395	26,287

Total product sales	$40,798	$42,393	$116,946	$123,266

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No single country outside of the United States represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Applied Biosystems Group (“ABI”) (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.3 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and $6.5 million and $9.0 million for the nine months ended September 30, 2009 and 2008, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of product sales	$647	$419	$1,729	$1,015
Research and development	1,048	1,485	3,895	4,162
Sales and marketing	613	868	1,991	2,623
General and administrative	1,048	1,097	3,416	3,038

Total stock-based compensation expense	$3,356	$3,869	$11,031	$10,838

Stock-based compensation cost of approximately $1.2 million and $1.6 million was included in inventory as of September 30, 2009 and December 31, 2008, respectively.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of option activity under all plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	9,006,286	$11.72
Granted	1,460,320	$8.61
Exercised	(394,676)	$6.46
Forfeited	(409,555)	$12.66

Outstanding, September 30, 2009	9,662,375	$11.43	4.90	$34,252,538

Exercisable, September 30, 2009	5,974,541	$10.15	4.46	$25,100,452
Vested and expected to vest, September 30, 2009	8,923,066	$11.24	4.85	$32,511,358

A summary of all award activity, which consists of RSAs, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2008	65,917	$16.07
Granted	10,000	8.43
Vested	(16,875)	13.92
Cancelled	—

Outstanding, September 30, 2009	59,042	$15.39

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPTION SHARES:
Expected Term (in years)	4.52	4.46	4.52	4.51
Volatility	0.75	0.60	0.73	0.60
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	2.21%	3.03%	1.82%	2.94%
Estimated Forfeitures	8.14%	7.74%	8.01%	7.42%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.84	0.70	0.84	0.61
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.62%	2.26%	0.62%	2.19%

The weighted average fair value of our stock options granted to employees was $7.42 and $10.94 for the three months ended September 30, 2009 and 2008, respectively, and $5.02 and $10.98 for the nine months ended September 30, 2009 and 2008. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $3.60 and $7.60 for the three months ended September 30, 2009 and 2008, respectively, and $3.60 and $9.42 for the nine months ended September 30, 2009 and 2008, respectively.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Income Taxes

The net income tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, relates primarily to our United States estimated refundable research and development tax credits extended by the American Recovery Act of 2009 and signed into law in February 2009, research and development tax credits associated with our French subsidiary, and revaluation of Swedish deferred tax balances and partially offset by foreign provisions. The income tax benefit of $0.6 million and $0.8 million for the three and nine months ended September 30, 2008 related to research and development tax credits associated with our French subsidiary and our United States estimated refundable research and development tax credits, less foreign withholding tax expense.

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Our position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

On February 20, 2009, California enacted tax legislation that may significantly impact the amount of future income or loss apportioned to the state for the Company. The changes are effective for years beginning on or after January 1, 2011. The impact of a legislative tax change must be reflected in the quarter when it is enacted. Accordingly, the Company’s California deferred tax assets and liabilities, and expected future deferred California tax rate, should have been adjusted for the new California legislation in the first quarter of 2009. We are still evaluating the impact of the California-enacted tax legislation on our apportioned income to California and on the California deferred tax assets and liabilities. Due to the full valuation allowance, the change in California tax legislation will not have an impact on the provision and we do not currently believe this will impact the deferred tax assets net of valuation allowance.

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

Effective January 1, 2007, we adopted an accounting principle, as codified as ASC 740-10-65, to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We recognize interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations, and at September 30, 2009 and September 30, 2008, we had no accrued interest or penalties.

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2008 were $0.2 million and $4.3 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the nine months ended September 30, 2009, we do not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits. Based on our analysis, no significant change to reserves has occurred in the nine months ended September 30, 2009.

8. Commitments and Contingencies

In July 2009, we extended one of our long-term operating lease obligations for approximately 25,000 square feet of office and laboratory space in Sunnyvale, California from an expiration date of September 2009 to October 2014. Rent expense for all operating leases for the three months ended September 30, 2009 and 2008 was $1.0 million and $0.9, respectively, and $2.7 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. Minimum annual rental commitments under facility operating leases as of September 30, 2009 are as follows (in thousands):

Years Ending December 31,
2009 (remaining three months)	$991
2010	3,858
2111	3,676
2112	2,594
2113 and thereafter	4,882

Total minimum payments	$16,001

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, purchase commitments consisted of $6.4 million, $7.1 million, $2.5 million, $2.5 million and $2.5 million for the remainder of 2009, 2010, 2011, 2012 and 2013 respectively.

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

The Company enters into foreign exchange forward contracts to mitigate the change in fair value of our net recognized foreign currency assets and liabilities and to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments are not designated as hedging instruments. Accordingly, changes in the fair value of these derivative instruments are recognized immediately in other (income) expense, net on the statement of operations together with the transaction gain or loss from the hedged balance sheet position. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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

The fair value of derivative instruments in our consolidated balance sheet as of September 30, 2009 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$2	Accrued and other liabilities	$60

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effect of derivative instruments on our consolidated statement of operations for the three and nine months ended September 30, 2009 was as follows (in thousands):

			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Designation	Trade Type	Statement of Operations Location	Gain (Loss) Recognized	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain and other	$(518)	$(809)

For further information on the fair value of derivative instruments see Note 2: Fair Value.

10. Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of September 30, 2009, we have no material outstanding restructuring expenses to be paid.

11. Restatement of Consolidated Financial Statements—Patent License Amortization

We capitalize patent licenses and amortize them over their estimated useful lives on a straight-line basis. Our internal periodic review of our patent license useful lives during the second quarter of 2009 identified that the useful lives of certain patents were miscalculated at the time those patents were acquired; thus, those patent licenses were being amortized over incorrect useful lives.

On October 1, 2009, the Company filed a Form 10-K/A which restated the Company’s balance sheets as of December 31, 2008 and 2007, and the consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and provided supplementary financial data for each of the eight quarters in the period ended December 31, 2008 correcting the patent license amortization errors.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2008 Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Revenues:
System sales	$10,628	$13,961	-24%	$27,448	$40,708	-33%
Reagent and disposable sales	30,170	28,432	6%	89,498	82,558	8%

Total product sales	40,798	42,393	-4%	116,946	123,266	-5%
Other revenue	837	2,522	-67%	4,477	8,532	-48%

Total revenues	$41,635	$44,915	-7%	$121,423	$131,798	-8%

We operate in four market areas: Clinical, Industrial, Biothreat and Partner. The following table illustrates product sales in the four market areas:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Product sales by market:
Clinical Systems	$5,804	$10,654	-46%	$16,246	$24,302	-33%
Clinical Reagents	24,098	17,238	40%	64,101	41,506	54%

Total Clinical	29,902	27,892	7%	80,347	65,808	22%
Industrial	4,986	4,240	18%	13,010	11,538	13%
Biothreat	3,985	8,608	-54%	19,666	30,581	-36%
Partner	1,925	1,653	16%	3,923	15,339	-74%

Total product sales	$40,798	$42,393	-4%	$116,946	$123,266	-5%

Total product sales decreased 4% to $40.8 million in the third quarter of 2009 from $42.4 million in the third quarter of 2008, primarily due to a decrease of sales in our legacy Biothreat market of $4.6 million, or 54%, offset by an increase in Clinical sales of $2.0 million. Clinical Reagents grew $6.9 million or 40%, driven primarily by an increase in sales of our healthcare associated infection (“HAI”) tests, offset by a $4.9 million or 46% decrease in Clinical Systems product sales as Veterans Affairs (“VA”) hospital system placements substantially declined in the third quarter of 2009 compared to the strong placements in the third quarter of 2008 and as customers have continued to be constrained by budgets due to the effect of the challenging economic environment on capital purchase decisions. In the Biothreat market, product sales decreased $4.6 million from the third quarter of 2008 compared to the same period in 2009, primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

For the nine months ended September 30, 2009, total product sales were $116.9 million, a decrease of 5% from $123.3 million for the nine months ended September 30, 2008. The decrease was a result of a decline in sales in our legacy Biothreat and Partner markets of $22.3 million, offset by an increase in Clinical sales of $14.5 million or 22%. Clinical Reagents grew $22.6 million or 54%, driven primarily by an increase in sales of our HAI tests, offset by an $8.1 million or 33% decrease in Clinical Systems product sales, as Veterans Affairs (“VA”) hospital system placements substantially declined in the nine months ended September 30, 2009 compared to the strong placements in the same period of 2008 and as customers have continued to be constrained by the effect of the challenging economic environment on capital purchase decisions. The decrease of $11.4 million or 74% in Partner product sales was due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased $10.9 million or 36% primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

We expect our Clinical product sales to continue to increase during the fourth quarter of 2009 from the third quarter of 2009 with the continued expansion of the HAI market and our new products. We expect that our Partner product sales will decrease from the third quarter of 2009 to the fourth quarter of 2009, as the third quarter included a large, initial purchase from a new North American distributor. We expect our Biothreat sales to increase slightly in the fourth quarter of 2009 from the third quarter of 2009. However, we do not expect the USPS annual purchase volume to increase above the contractual minimum requirements. We expect Other revenue to decrease in the fourth quarter of 2009.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Product Sales Geographic information:
North America
Clinical	$22,913	$22,956	0%	$61,424	$51,266	20%
Other	9,100	12,890	-29%	31,127	45,713	-32%

Total North America	32,013	35,846	-11%	92,551	96,979	-5%

International
Clinical	$6,989	$4,937	42%	$18,922	$14,543	30%
Other	1,796	1,610	12%	5,473	11,744	-53%

Total International	8,785	6,547	34%	24,395	26,287	-7%

Total product sales	$40,798	$42,393	-4%	$116,946	$123,266	-5%

Product sales in North America decreased $3.8 million, or 11%, from $35.8 million in the third quarter of 2008 to $32.0 million in the third quarter of 2009. The decrease in North America product sales was primarily driven by a $4.6 million decline in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market while Clinical sales remained flat. In the Clinical market, increases in reagent sales were offset by an equal decline in systems sales, as Veterans Affairs (“VA”) hospital system placements substantially declined in the third quarter of 2009 compared to the strong placements in the third quarter of 2008 and as customers have continued to be constrained by the effect of the challenging economic environment on capital purchase decisions. International product sales, which primarily represent sales in Europe, increased $2.2 million, or 34%, from $6.5 million in the third quarter of 2008 to $8.8 million in the third quarter of 2009. The increase in international sales is related to a $2.9 million increase in Clinical reagent sales.

Product sales in North America decreased $4.4 million, or 5%, from $97.0 million for the nine months ended September 30, 2008 to $92.6 million for the nine months ended September 30, 2009. The decrease in North American product sales was primarily driven by a $10.9 million decline in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market and a $4.8 million decrease in Partner sales due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008. The decrease was largely offset by a $10.2 million increase in Clinical sales, due to higher reagent sales partially offset by lower systems sales. The lower systems sales was due to the decline of Veterans Affairs (“VA”) hospital system placements in the nine months ended September 30, 2009 compared to the strong placements in the same period of 2008 and due to general market conditions as customers have continued to be constrained by the effect of the challenging economic environment on capital purchase decisions. International product sales, which primarily represent sales in Europe, decreased $1.9 million, or 7%, from $26.3 million in the nine months ended September 30, 2008 to $24.4 million for the nine months ended September 30, 2009. The decrease in international sales is mainly due to a $6.6 million decrease in Partner sales due to the expiration of our contract with Becton Dickinson in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. International Clinical sales grew by $4.4 million primarily driven by higher Clinical Reagent sales of $6.2 million primarily due to an increase in sales of our HAI tests, offset by Clinical System sales of $1.8 million.

No single country outside of the United States represented more than 10% of our total revenues in any period presented.

Other revenue of $0.8 million for the three months ended September 30, 2009 decreased 67% from $2.5 million for the same period in 2008. For the nine months ended September 30, 2009, other revenue decreased 48% from $8.5 million for the nine months ended September 30, 2008 to $4.5 million. The decrease in each period was primarily due to a decrease in our program associated with the development of a 6-color GeneXpert system as well as the expiration of the license fee deferral received from bioMerieux, Inc. in the first quarter of 2009. We expect that our quarterly other revenue will decrease during the fourth quarter of 2009 from the third quarter of 2009 as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
		As Restated (1)			As Restated (1)
Costs and operating expenses:
Cost of product sales	$23,765	$23,792	0%	$67,705	$69,985	-3%
Collaboration profit sharing	1,306	2,460	-47%	6,547	8,970	-27%
Research and development	8,744	11,611	-25%	29,397	32,473	-9%
Sales and marketing	7,040	7,871	-11%	20,769	22,246	-7%
General and administrative	5,223	5,517	-5%	15,832	15,782	0%
Gain from legal settlement	(243)	—	100%	(243)	—	100%
Restructuring charge	—	—	0%	747	—	100%

Total costs and operating expenses	$45,835	$51,251	-11%	$140,754	$149,456	-6%

(1)	See Note 11, “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements.

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchase of Sangtec. Cost of product sales was $23.8 million for both the third quarters of 2009 and 2008. Our product gross margin percentage was 42% for the third quarter of 2009 and 44% for the third quarter of 2008. The decrease in product gross margin percentage in the three months ended September 30, 2009 versus the same period in 2008 was primarily due to the decline in anthrax cartridge sales to Northrop Grumman/USPS, which generate higher gross margins, as well as the increase in international sales, which traditionally generate lower gross margins. For the nine months ended September 30, 2009, cost of product sales decreased 3% to $67.7 million from $70.0 million versus the same period in 2008, as a result of the decreased product sales to Northrop Grumman/USPS discussed above. Our product margin percentage was 42% for the nine months ended September 30, 2009 compared to 43% for the nine months ended September 30, 2008. The slight decrease in product gross margin percentage in the nine months ended September 30, 2009 versus the same period in 2008 was primarily due to an increase in license fee amortization expense from additional licenses, under-absorption of overhead in our European manufacturing facility that manufactures product for Roche, which cancelled certain contract purchases in 2008 an under-absorption of US overhead due to decreased Clinical System sales volume.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to ABI (now Life Technologies Corporation) under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.3 million and $2.5 million for the third quarters of 2009 and 2008, respectively, and $6.5 million and $9.0 million for the first nine months of 2009 and 2008, respectively. The decreases in collaboration profit sharing for the third quarter of 2009 as compared to the third quarter of 2008 and the first nine months of 2009 as compared to the first nine months of 2008 were the result of decreased anthrax cartridge sales under the USPS BDS program. This expense will remain approximately proportional to the sales of anthrax cartridges under the USPS BDS program, which we expect will increase in the fourth quarter of 2009 from the third quarter of 2009.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses decreased 25% to $8.7 million for the third quarter of 2009 from $11.6 million for the third quarter of 2008. The decrease in research and development expenses of $2.9 million is primarily due to a $0.8 million decrease in salaries and employee-related expenses, a $0.8 million decrease in research and development supplies, a $0.7 million decrease in clinical trial costs and $0.1 million decrease of contractor costs. For the nine months ended September 30, 2009, research and development expenses decreased 9% to $29.4 million as compared to $32.5 million for the nine months ended September 30, 2008. The decrease in research and development expenses of $3.1 million is primarily due to a $1.6 million decrease in research and development supplies, a $0.6 million decrease in employee related expense, a $0.6 million decrease in clinical trial costs and a $0.2 million decrease in external services. We expect that our research and development expenses in the fourth quarter of 2009 will return to levels similar to the first and second quarters of 2009.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses decreased 11% to $7.0 million for the third quarter of 2009 from $7.9 million for the third quarter of 2008. The decrease in sales and marketing expenses is primarily due to a $0.5 million decrease in salaries and employee-related expenses and a $0.3 million decrease in advertising expense. Sales and marketing expenses decreased 7% to $20.8 million for the nine months ended September 30, 2009 from $22.2 million for the nine months ended September 30, 2008. The decrease in sales and marketing expenses is primarily due to a $0.8 million decrease in salaries and employee-related expenses and a $0.6 million decrease in advertising expense. We expect our sales and marketing expenses will increase as a percentage of total revenues in the fourth quarter of 2009 from the third quarter of 2009 due primarily to higher commissions as our sales professionals reach targeted commission accelerators in their compensation plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses decreased 5% to $5.2 million for the third quarter of 2009 from $5.5 million for the third quarter of 2008. The decrease is primarily due to a $0.2 million decrease in salaries and employee-related expenses. General and administrative expenses of $15.8 million were the same for the nine months ended September 30, 2009 and September 30, 2008 with a $1.3 million increase in salaries and employee-related expenses, offset by a $1.1 million decrease of contractor costs as we brought certain tasks in-house. We expect our general and administrative expenses to remain relatively flat in the fourth quarter of 2009.

Gain from Legal Settlement

During the third quarter of 2009, we entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid us $0.2 million, which we have recorded as a gain.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of September 30, 2009, we have no material outstanding restructuring expenses to be paid.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Other income (expense), net:
Interest income	$69	$241	-71%	$317	$1,039	-69%
Interest expense	(99)	(1)	9800%	(247)	(3)	8133%
Foreign currency exchange gain and other	146	(1,146)	-113%	577	(469)	-223%

Total other income (expense), net	$116	$(906)	-113%	$647	$567	14%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. Interest income decreased to $0.1 million for the third quarter of 2009 from $0.2 million for the third quarter of 2008. Interest income decreased to $0.3 million for the nine months ended September 30, 2009 from $1.0 million for the nine months ended September 30, 2009. The decreases are primarily due to lower interest rates in 2009 as compared to 2008. The interest expense increase of $0.1 million and $0.2 million for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is primarily due to interest expense related to our UBS loan entered into during the fourth quarter of 2008. Foreign currency exchange gain and other increased $1.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 as a result of foreign currency exchange losses in 2008 prior to the implementation of our foreign currency hedge program, which we initiated during the fourth quarter of 2008 to limit our currency risk exposure. Foreign currency exchange gain and other increased $1.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to foreign currency exchange losses in 2008 prior to the implementation of the above mentioned foreign currency hedge program.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)
	(In thousands)
Net cash provided by operating activities	$11,678	$4,592	$7,086
Net cash used in investing activities	(7,151)	(8,774)	1,623
Net cash provided by financing activities	5,134	11,973	(6,839)

As of September 30, 2009, we had $33.3 million in cash and cash equivalents. The $9.9 million increase in total cash and cash equivalents for the nine months ended September 30, 2009 consisted primarily of $11.7 million provided by operating activities and $5.1 million provided by financing activities, offset by $7.2 million used in investing activities.

Net cash provided by operating activities was $11.7 million and $4.6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The net cash provided by operating activities was primarily comprised of net loss plus the net effect of non-cash expenses. Non-cash expenses are comprised of stock-based compensation, unrealized loss on put option, depreciation and amortization expenses and prepaid compensation expense, offset by an unrealized gain on auction rate securities and deferred rent expense. The primary working capital sources of cash were increases in accounts payable, other current liabilities and deferred revenue, and decreases in prepaid expenses, other current assets and other non-current assets. The primary working capital uses of cash were increases in accounts receivable and inventory and a decrease in accrued compensation.

Net cash used in investing activities was $7.2 million and $8.8 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. For the nine months ended September 30, 2009, net cash used in investing activities consisted of net capital expenditures, payments for technology licenses, and the cost of an acquisition offset by a transfer of restricted cash to unrestricted cash. For the nine months ended September 30, 2008, net cash used in investing activities consisted of net capital expenditures offset by proceeds from sales and maturities of marketable securities. The change in net cash used in investing activities for the nine months ended September 30, 2009 from the same period ended September 30, 2008 is primarily due to a decrease in capital expenditures offset by a decrease in proceeds from maturities of marketable securities.

Net cash provided by financing activities was $5.1 million and $12.0 million for the nine months ended September 30, 2009 and 2008, respectively. The change is primarily due to the decrease in net proceeds from the issuance of common shares under our employee stock purchase plan and exercises of stock options.

At September 30, 2009, we had $23.5 million of auction rate securities recorded at fair value (with a par value of $24.9 million), which have failed to settle at auction since March 2008. At September 30, 2009, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

In October 2008, UBS offered us an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. On November 10, 2008, we accepted this offer and borrowed $14.7 million on the line of credit. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. The put option with fair value of $1.5 million is a separate freestanding instrument and is accounted for separately from our auction rate securities investment. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions.

In the first nine months of 2009, we recorded a gain to other income (expense) of $8.5 million, increasing the value of our auction rate securities investments classified as trading securities, offset by a loss of $7.9 million of the estimated fair value of the put option. We do not believe that the auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, acquisitions, if any, or other business requirements.

In July 2009, we extended one of our long-term operating lease obligations for approximately 25,000 square feet of office and laboratory space in Sunnyvale, California from an expiration date of September 2009 to October 2014. Rent expense for all operating leases for the three months ended September 30, 2009 and 2008 was $1.0 million and $0.9 million, respectively, and $2.7 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. The impact on future commitments is included in the minimum annual rental commitments under facilities operating leases table in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-Q. As described above, we had $23.5 million invested in auction rate securities at cost, all of which have failed to settle at auction since March 2008. See “Liquidity and Capital Resources—Cash and Cash Flow” above for a description of our auction rate securities and settlement with UBS. We valued these securities using a discounted cash flow methodology. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows and expected holding period of the auction rate securities and the put option. The assumptions are based on data available as of September 30, 2009 for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and could result in significant changes to the fair value of auction rate securities.

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the nine months ended September 30, 2009 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. The Company enters into approximately two to six derivatives per quarter ranging from $0.1 million to $11.4 million in notional value each with a total notional value of approximately $8.4 million in the third quarter of 2009, $9.4 million in the second quarter of 2009 and $11.4 million in the first quarter of 2009. As of September 30, 2009, we had two outstanding foreign exchange forward contracts which were recorded as a derivative asset within Prepaid expenses and other current assets with a fair value of approximately $2,000 representing the estimated gain on those outstanding foreign currency exchange forward contracts as of September 30, 2009 and derivative liability within accrued and other liabilities with a fair value of approximately $60,000 representing the estimated loss on those outstanding foreign currency exchange forward contracts as of September 30, 2009. During the three and nine months ended September 30, 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax loss of approximately $0.5 million and $0.8 million, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $22.1 million in 2007, $22.4 million in 2008 and $18.2 million for the first nine months of 2009 and we do not anticipate that we will achieve profitability for 2009. As of September 30, 2009, we had an accumulated deficit of approximately $198.0 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay, our ability to integrate acquired businesses and technologies, acquisition-related costs and expenses and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by extreme disruption in the financial markets of the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and has caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during challenging economic times, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, and the continuous growth of managed care, together with efforts to reform the health care delivery system in the United States and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, the U.S. government is currently considering healthcare proposals intended to curb costs, We are unable to predict: what healthcare reform legislation will be enacted in the United States or elsewhere; what effect any legislation would have on our business; or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

Our short-term investments of $24.9 million, with a fair value of $23.5 million, at September 30, 2009 consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, all of our auction rate securities have failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the Federal Family Educational Loan Program (“FFELP”), or insured.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing Date	Filed Herewith
	Exhibit Description	Form	File No.	Exhibit

10.1	Offer Letter dated September 18, 2009 from Cepheid to Nicolaas Arnold.	8-K	000-30755	99.01	October 13, 2009

10.2	Non-Plan Stock Option Agreement between Cepheid and Nicolaas Arnold, dated October 14, 2009.	8-K	000-30755	99.02	October 13, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 3rd day of November 2009.

CEPHEID
(Registrant)

/s/ JOHN L. BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANDREW D. MILLER
Andrew D. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Offer Letter dated September 18, 2009 from Cepheid to Nicolaas Arnold (incorporated by reference to Exhibit 99.01 of the Company’s Form 8-K filed on October 13, 2009).

10.2	Non-Plan Stock Option Agreement between Cepheid and Nicolaas Arnold, dated October 14, 2009 (incorporated by reference to Exhibit 99.02 of the Company’s Form 8-K filed on October 13, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.