Form 10-Q
period 2010-03-31
CEPHEID
filed 2010-05-04
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010 there were 59,411,344 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2010

Cepheid® , the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,132	$35,786
Short-term investments	18,936	21,636
Put option	1,724	3,295
Accounts receivable, net	28,065	23,014
Inventory	36,734	38,015
Prepaid expenses and other current assets	3,419	2,421

Total current assets	118,010	124,167
Property and equipment, net	25,316	24,021
Other non-current assets	458	495
Intangible assets, net	29,661	30,817
Goodwill	18,626	18,626

Total assets	$192,071	$198,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,345	$21,242
Accrued compensation	6,875	8,869
Accrued royalties	9,490	12,929
Accrued collaboration profit sharing	1,654	826
Accrued and other liabilities	1,737	1,800
Current portion of deferred revenue	3,137	2,923
Current portion of notes payable	296	108
Bank borrowing	10,598	14,618

Total current liabilities	55,132	63,315
Long-term portion of deferred revenue	2,245	2,279
Notes payable, less current portion	462	732
Other liabilities	3,578	4,234

Total liabilities	61,417	70,560

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 59,166,316 and 58,644,990 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	276,513	273,052
Additional paid-in capital	60,373	56,408
Accumulated other comprehensive income (loss)	372	371
Accumulated deficit	(206,604)	(202,265)

Total shareholders’ equity	130,654	127,566

Total liabilities and shareholders’ equity	$192,071	$198,126

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
System sales	$10,917	$7,909
Reagent and disposable sales	36,265	28,679

Total product sales	47,182	36,588
Other revenue	863	2,179

Total revenues	48,045	38,767

Costs and operating expenses:
Cost of product sales	26,071	20,690
Collaboration profit sharing	1,655	2,629
Research and development	9,701	10,338
Sales and marketing	8,985	6,812
General and administrative	5,715	5,269
Restructuring charge	—	747

Total costs and operating expenses	52,127	46,485

Loss from operations	(4,082)	(7,718)
Other income (expense):
Interest income	85	131
Interest expense	(56)	(75)
Foreign currency exchange gain (loss) and other	(305)	16

Other income (expense), net	(276)	72

Loss before benefit for income taxes	(4,358)	(7,646)
Benefit for income taxes	19	44

Net loss	$(4,339)	$(7,602)

Basic and diluted net loss per share	$(0.07)	$(0.13)

Shares used in computing basic and diluted net loss per share	58,936	57,832

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,339)	$(7,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,325	2,090
Amortization of intangible assets	1,696	1,695
Amortization of prepaid compensation expense	—	63
Stock-based compensation related to employees and consulting services rendered	3,746	3,547
Unrealized gain on auction rate securities	(1,425)	(2,971)
Unrealized loss on put option	1,571	3,079
Deferred rent	25	(74)
Changes in operating assets and liabilities:
Accounts receivable	(5,051)	587
Inventory	1,500	(2,139)
Prepaid expenses and other current assets	(997)	1,358
Other non-current assets	36	(15)
Accounts payable and other current liabilities	(2,254)	6,111
Accrued compensation	(1,994)	(1,988)
Deferred revenue	180	(563)

Net cash provided by (used in) operating activities	(4,981)	3,178
Cash flows from investing activities:
Capital expenditures	(3,998)	(1,420)
Payments for technology licenses	(1,000)	(1,500)
Cost of acquisitions, net	(574)	(148)
Proceeds from the sales and maturities of marketable securities and short-term investments	4,125	—
Proceeds from the sale of fixed assets	78	8
Transfer from restricted cash	—	1,500

Net cash used in investing activities	(1,369)	(1,560)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	3,461	1,551
Principal payment of bank borrowing	(4,020)	(41)
Principal payment of notes payable	(82)	—

Net cash provided by (used in) financing activities	(641)	1,510
Effect of exchange rate change on cash	337	202

Net increase (decrease) in cash and cash equivalents	(6,654)	3,330
Cash and cash equivalents at beginning of period	35,786	23,478

Cash and cash equivalents at end of period	$29,132	$26,808

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

The condensed consolidated balance sheet at March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2010 or for any future period. The condensed consolidated balance sheet as of December 31, 2009 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Within the cash flow from operating activities section of the condensed consolidated statements of cash flows certain amounts have been reclassified to conform to the current period presentation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

Auction Rate Securities

At March 31, 2010, our short-term investments consisted of a portfolio of auction rate securities of $20.7 million, which are classified as trading securities and recorded at fair value. The historical cost basis of this portfolio has been reduced by cumulative net losses on these securities of $1.7 million, which is comprised of a $9.9 million loss in 2008, a $6.7 million gain in 2009 and a $1.5 million gain in the first quarter of 2010. We valued these securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our existing portfolio of auction rate securities has failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At March 31, 2010, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we will have the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (“put option exercise period”). In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to marketing and selling the auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value, and subsequent changes in fair value will also be recognized in respective period financial results. Since we intend to exercise the put option during the put option exercise period, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified these securities as trading, which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008 and have an outstanding balance of $10.6 million at March 31, 2010. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of 2010, we recorded a gain to other income (expense), net of $1.5 million to increase the value of our auction rate securities investments classified as trading securities, partially offset by a loss of $1.6 million to reduce the estimated fair value of the put option. In the first quarter of 2009, we recorded a gain to other income (expense), net of $3.0 million to increase the value of our auction rate securities investments classified as trading securities, partially offset by a loss of $3.1 million to reduce the estimated fair value of the put option. At both March 31, 2010 and 2009, the fair value of the Company’s “no net cost” payable on demand loan was estimated at approximately $10.6 million and $14.6 million, respectively, which approximates its carrying value.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of approximately $1.4 million and $1.2 million was included in inventory as of March 31, 2010 and December 31, 2009, respectively.

The components of inventory were as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw Materials	$16,397	$16,615
Work in Process	11,906	10,933
Finished Goods	8,431	10,467

	$36,734	$38,015

Warranty Reserve

The Company warrants its systems to be free from defects for a period of generally 12 to 15 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and future costs of repairing any failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$652	$655
Costs incurred and charged against reserve	(175)	(423)
Accrual related to current period product sales	359	525
Adjustment to pre-existing warranties	(40)	(92)

Balance at end of period	$796	$665

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recognizes revenue from both one-time product sales and longer-term contract arrangements. From time to time, the Company enters into revenue arrangements with multiple deliverables under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) 605-25-25. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations. We recognize the fair value of our stock option awards as compensation expense over the requisite service period of each award, which is generally four years.

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet in other assets or liabilities at their fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. Our foreign exchange contracts were not designated as hedging transactions, therefore, the changes in fair value of the derivatives are recorded in earnings. The Company enters into approximately two to six derivatives per quarter ranging from $0.2 million to $10.4 million in notional value each with a total notional value of approximately $9.8 million and $10.9 million in the first quarter of 2010 and 2009, respectively. As of March 31, 2010, we had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $55,000 and a derivative liability within accrued and other liabilities with a fair value of approximately $5,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. During the three months ended March 31, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.6 million and $0.2 million, respectively.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 5,216,000 and 8,391,000 for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). As of March 31, 2010 and 2009, the Company’s accumulated other comprehensive income (loss) consists solely of cumulative foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the first quarter ended March 31, 2010 and 2009, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 regarding ASC Topic 855 “Subsequent Events” (“ASU 2010-09”). This ASU removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. The Company adopted the ASU 2010-09 upon issuance. The adoption of this new guidance did not have an impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to Various Topics” (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company adopted the ASU 2010-08 upon issuance. The adoption of this new guidance did not have an impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-6, “Fair Value Measurements and Disclosures,” to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We have adopted this guidance beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements.

In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. We will adopt ASU 2009-13 on January 1, 2011. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). It modifies the scope of ASC subtopic 985-605 Software-Revenue Recognition to exclude from its requirements: 1) non-software components of tangible products and 2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We will adopt ASU 2009-14 on January 1, 2011. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

2. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

Balance as of March 31, 2010:	Level 1	Level 2	Level 3	Total
Assets:
Cash	$23,397	$—	$—	$23,397
Cash equivalent - money market funds	5,735	—	—	5,735
Foreign currency derivatives	—	55	—	55
Short-term investments - taxable auction rate securities	—	—	18,936	18,936
Put option	—	—	1,724	1,724

Total	$29,132	$55	$20,660	$49,847

Liabilities:
Foreign currency derivatives	—	$5	—	$5

Total	$—	$5	$—	$5

Balance as of December 31, 2009:	Level 1	Level 2	Level 3	Total
Assets:
Cash	$30,208	$—	$—	$30,208
Cash equivalent - money market funds	5,578	—	—	5,578
Short-term investments - taxable auction rate securities	—	—	21,636	21,636
Put option	—	—	3,295	3,295

Total	$35,786	$—	$24,931	$60,717

Liabilities:
Foreign currency derivatives	—	$28	—	$28

Total	$—	$28	$—	$28

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and since then each auction in our existing portfolio has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we had classified the auction rate securities as short-term assets on our condensed consolidated balance sheet as of March 31, 2010. Our put option allows us to sell the auction rate securities held in our accounts with UBS to UBS at par value beginning on June 30, 2010. Therefore we have classified the auction rate securities as a current asset on our condensed consolidated balance sheet. These investments were valued at fair value as of March 31, 2010. The following table provides a summary of changes in fair value of our auction rate securities and put option for the three-month periods ended March 31, 2010 and 2009 (in thousands):

Level 3
Balance at January 1, 2010	$24,931
Settlements	(4,125)
Unrealized gain of auction rate securities included in current period earnings	1,425
Unrealized loss of put option included in current period earnings	(1,571)

Balance at March 31, 2010	$20,660

Level 3
Balance at January 1, 2009	$24,539
Unrealized gain of auction rate securities included in current period earnings	2,971
Unrealized loss of put option included in current period earnings	(3,079)

Balance at March 31, 2009	$24,431

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of 2010, we recorded a gain to other income (expense), net of $1.5 million to increase the value of our auction rate securities investments classified as trading securities, partially offset by a loss of $1.6 million to reduce the estimated fair value of the put option. In the first quarter of 2009, we recorded a gain to other income (expense), net of $3.0 million to increase the value of our auction rate securities investments classified as trading securities, partially offset by a loss of $3.1 million to reduce the estimated fair value of the put option. At March 31, 2010 and December 31, 2009, the fair value of the Company’s “no net cost” payable on demand loan was estimated at approximately $10.6 million and $14.6 million, respectively, which approximates its carrying value.

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

Balance, March 31, 2010	Recorded Value	Accumulated Amortization	Net Book Value
Licenses	$44,507	$(23,079)	$21,428
Technology acquired in acquisitions	8,613	(2,331)	6,282
Other	3,722	(1,771)	1,951

	$56,842	$(27,181)	$29,661

Balance, December 31, 2009	Recorded Value	Accumulated Amortization	Net Book Value
Licenses	$44,507	$(21,792)	$22,715
Technology acquired in acquisitions	8,613	(2,027)	6,586
Other	3,183	(1,667)	1,516

	$56,303	$(25,486)	$30,817

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd. (“Roche”), effective July 1, 2004. The net book value of this license was $8.5 million and $9.0 million at March 31, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets was $1.7 million for each of the three months ended March 31, 2010 and 2009. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of March 31, 2010 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2010 (remaining nine months)	$5,216
2011	6,768
2012	5,399
2013	4,689
2014	3,356
Thereafter	4,233

Total expected future annual amortization	$29,661

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Product sales by market:
Clinical Systems	$7,065	$4,773
Clinical Reagents	29,570	19,010

Total Clinical	36,635	23,783
Industrial	4,679	3,695
Biothreat	5,167	7,927
Partner	701	1,183

Total product sales	$47,182	$36,588

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 11% and 21% of total product sales for the three months ended March 31, 2010 and 2009, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world. There were two customers whose accounts receivable balance represented 18% and 10% of total accounts receivable, net as of March 31, 2010 and 12% and 7% of total accounts receivable, net as of December 31, 2009. The following table provides a breakdown of product sales by geographic region (in thousands):

	Three Months Ended March 31,
	2010	2009
Product Sales Geographic information:
North America
Clinical	$28,626	$18,367
Other	8,478	10,830

Total North America	37,104	29,197

International
Clinical	$8,009	$5,416
Other	2,069	1,975

Total International	10,078	7,391

Total product sales	$47,182	$36,588

No single country outside of the U.S. represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Life Technologies Corporation (“LIFE”) under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.7 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of product sales	$470	$354
Research and development	1,301	1,431
Sales and marketing	877	710
General and administrative	1,098	1,052

Total stock-based compensation expense	$3,746	$3,547

Stock-based compensation cost of approximately $1.4 million and $1.2 million was included in inventory as of March 31, 2010 and December 31, 2009, respectively.

A summary of option activity under all plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	9,751,545	$11.52
Granted	48,584	$15.63
Exercised	(247,837)	$7.76
Forfeited	(30,525)	$16.83

Outstanding, March 31, 2010	9,521,767	$11.62	4.48	$63,543,247

Exercisable, March 31, 2010	6,292,924	$10.68	4.02	$46,779,694
Vested and expected to vest, March 31, 2010	8,878,647	$11.45	4.43	$60,428,035

A summary of all award activity, which consists of RSAs, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	65,417	$14.60
Granted	21,300	14.75
Vested	(24,425)	16.33
Cancelled	—	—

Outstanding, March 31, 2010	62,292	$13.98

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2010	2009
OPTION SHARES:
Expected Term (in years)	4.52	4.46
Volatility	0.75	0.60
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	2.14%	1.57%
Estimated Forfeitures	8.14%	7.74%

ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.72	0.84
Expected Dividends	0.00%	0.00%
Risk Free Interest Rates	0.55%	0.62%

The weighted average fair value of our stock options granted to employees was $9.26 and $4.08 for the three months ended March 31, 2010 and 2009, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $6.81 and $3.60 for the three months ended March 31, 2010 and 2009, respectively.

7. Income Taxes

The net income tax benefit of $19,000 and $44,000 for the three months ended March 31, 2010 and 2009, respectively, relates primarily to our state income tax provision, 2010 research and development tax credits associated with our French subsidiary and the amortization of acquired intangibles in Sweden.

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Our position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

For federal income tax purposes, the Company has open tax years from 1996 through 2009 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the Company has open years from 2000 through 2009 due to either research credit carryovers or net operating loss carryforwards.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We recognize interest and penalties related to uncertain tax positions in income tax expense. For the periods presented the amount of any interest or penalties related to uncertain tax positions was not material.

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2009 were $0.2 million and $4.7 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the three months ended March 31, 2010, we do not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits. Based on our analysis, no significant change to reserves has occurred in the three months ended March 31, 2010.

8. Commitments and Contingencies

Net rent expense for all operating leases, partially offset by subleasing a portion of our office space to a third party for the three months ended March 31, 2010 and 2009, was $0.9 million and $0.8, respectively. The minimum lease payments under non-cancelable operating leases, net of future minimum contractual sublease income as of March 31, 2010, are as follows (in thousands):

Years Ending December 31,	Net Lease Payments
2010 (remaining nine months)	$3,119
2011	4,999
2012	4,478
2013	4,283
2014 and thereafter	21,411

Total minimum payments	$38,290

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, purchase commitments consisted of $9.0 million, $2.5 million, $2.5 million and $2.5 million for the remainder of 2010, 2011, 2012 and 2013 respectively.

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

We respond to claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters, and such amounts are included in other accrued liabilities. Should we not be able to secure the terms management expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

9. Derivative Instruments and Hedging Activities

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company enters into foreign exchange forward contracts to mitigate the change in fair value of our net recognized foreign currency assets and liabilities and to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments are not designated as hedging instruments. Accordingly, changes in the fair value of these derivative instruments are recognized immediately in other income (expense), net on the statement of operations together with the transaction gain or loss from the hedged balance sheet position. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of derivative instruments in our condensed consolidated balance sheet as of March 31, 2010 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$55	Accrued and other liabilities	$5

The fair value of derivative instruments in our condensed consolidated balance sheet as of December 31, 2009 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$—	Accrued and other liabilities	$28

The effect of derivative instruments on our condensed consolidated statement of operations for the three months ended March 31, 2010 was as follows (in thousands):

			Three Months Ended March 31, 2010
Designation	Trade Type	Statement of Operations Location	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain (loss) and other	$634

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effect of derivative instruments on our condensed consolidated statement of operations for the three months ended March 31, 2009 was as follows (in thousands):

			Three Months Ended March 31, 2009
Designation	Trade Type	Statement of Operations Location	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain (loss) and other	$158

10. Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of March 31, 2010, all amounts pertaining to the 2009 restructuring have been paid. We recognized no restructuring expenses during the first quarter of 2010.

11. Notes payable

The UBS comprehensive settlement agreement permitted the Company to establish a demand revolving credit line, payable on demand, in an amount up to 75% of the fair market value of the auction rate securities at a net no cost, meaning that the interest the Company pays on the credit line will not exceed the interest that the Company receives on the auction rate securities that the Company has pledged as security for the credit line. The Company borrowed $14.7 million on the line of credit on November 10, 2008 and had an outstanding balance of $10.6 million and $14.6 million at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the Company had an outstanding note payable of $0.8 million, with its real property in France pledged as collateral for the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the impact of the current uncertainty in global economic conditions on our target markets and our business; continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; testing volumes for other infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual USPS funding of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the U.S. market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test, and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

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

The paradigm shift represented by the GeneXpert system includes (1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode, (2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technicians, and (3) the scalability of the instrument, currently from one to 48 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for testing at the point of patient care. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, eliminating potential human error and contamination issues. In addition, the instrument is particularly well suited to perform “nested” PCR, a detection method that provides an enhanced level of sensitivity. This method performs an additional amplification of the target specimen after the first PCR amplification. This second amplification is designed to selectively amplify only the desired target sequence. The routine laboratory use of nested PCR has been discouraged because of the high risk of cross-contamination during processing in an open lab environment. We have developed a method for performing the entire test procedure for both of these amplifications in a single closed vessel. This has led to our first commercial release of two in vitro diagnostic (“IVD”) products based on nested PCR.

We currently have available a broad and expanding menu of tests and reagents for use on our systems. Our reagents and tests are marketed along with our systems on a worldwide basis.

Sales Channels

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., the United Kingdom, France and the Benelux region are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Revenues:
System sales	$10,917	$7,909	38%
Reagent and disposable sales	36,265	28,679	26%

Total product sales	47,182	36,588	29%
Other revenue	863	2,179	-60%

Total revenues	$48,045	$38,767	24%

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Product sales by market:
Clinical Systems	$7,065	$4,773	48%
Clinical Reagents	29,570	19,010	56%

Total Clinical	36,635	23,783	54%
Industrial	4,679	3,695	27%
Biothreat	5,167	7,927	-35%
Partner	701	1,183	-41%

Total product sales	$47,182	$36,588	29%

Total product sales increased 29% to $47.2 million in the first quarter of 2010 from $36.6 million in the first quarter of 2009. The increase was a result of an increase in our Clinical sales of $12.9 million, or 54%. Clinical Reagents grew $10.6 million, or 56%, driven primarily by an increase in sales of our healthcare associated infections (“HAI”) portfolio of tests as well as our Xpert Flu A Panel and Xpert MTB/RIF tests. Clinical Systems grew $2.3 million, or 48%, due to increased GeneXpert System sales. While uncertainty remains in the hospital capital equipment market, it does appear to have stabilized to some extent from the very challenging economic environment in the first quarter of 2009. Industrial sales increased $1.0 million, or 27%, due to increased systems sales. In the Biothreat market, product sales decreased $2.8 million, or 35%, due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Product Sales Geographic information:
North America
Clinical	$28,626	$18,367	56%
Other	8,478	10,830	-22%

Total North America	37,104	29,197	27%
International
Clinical	$8,009	$5,416	48%
Other	2,069	1,975	5%

Total International	10,078	7,391	36%

Total product sales	$47,182	$36,588	29%

Product sales in North America increased $7.9 million, or 27%, from $29.2 million in the first quarter of 2009 to $37.1 million in the first quarter of 2010. The increase in North American product sales was primarily driven by a $10.3 million increase in Clinical sales, driven by increases in both instrument and reagent sales. The increase in Clinical sales was offset by a $2.4 million decline in Other product sales due to a decrease in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market.

International product sales, which primarily represent sales in Europe, increased $2.7 million, or 36%, from $7.4 million in the first quarter of 2009 to $10.1 million in the first quarter of 2010. International Clinical sales growth was primarily driven by higher reagent sales of our HAI tests as well as Xpert MTB/RIF.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue of $0.9 million for the three months ended March 31, 2010 decreased 60% from $2.2 million for the same period in 2009. The decrease was primarily due to the completion of a funded grant program associated with the development of a 6-color GeneXpert system as well as the conclusion of the recognition of revenue related to a license fee received from bioMerieux, Inc. in the first quarter of 2009. We expect that our other revenue in the remainder of 2010 will decrease as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Costs and operating expenses:
Cost of product sales	$26,071	$20,690	26%
Collaboration profit sharing	1,655	2,629	-37%
Research and development	9,701	10,338	-6%
Sales and marketing	8,985	6,812	32%
General and administrative	5,715	5,269	8%
Restructuring charge	—	747	-100%

Total costs and operating expenses	$52,127	$46,485	12%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchases of Sangtec and Stretton. Cost of product sales increased 26%, or $5.4 million, from $20.7 million in the first quarter of 2009 to $26.1 million in the first quarter of 2010, as a result of the increased overall product sales. Our product gross margin percentage was 45% for the first quarter of 2010 and 43% for the first quarter of 2009. The increase in product gross margin percentage in the three months ended March 31, 2010 versus the same period in 2009 was primarily due to Clinical reagent volume increases and manufacturing efficiencies driving lower Clinical reagent unit costs as well as favorable product mix with higher margin Clinical reagent sales comprising a higher percentage of our total product revenue.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.7 million and $2.6 million for the first quarters of 2010 and 2009, respectively. The decrease in collaboration profit sharing for the first quarter of 2010 as compared to the first quarter of 2009 was the result of decreased anthrax cartridge sales under the USPS BDS program. This expense will remain approximately proportional to the sales of anthrax cartridges under the USPS BDS program for the remainder of 2010.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses decreased 6% to $9.7 million for the first quarter of 2010 from $10.3 million for the first quarter of 2009. The decrease in research and development expenses of $0.6 million is due to an approximately $0.8 million decrease in beta and clinical trial costs, offset by an approximately $0.1 million increase in salaries and employee-related expenses. We expect that our research and development expenses will increase in the remainder of 2010 as we expect to have an increase in our beta and clinical trial costs for products currently under development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 32% to $9.0 million for the first quarter of 2010 from $6.8 million for the first quarter of 2009. The increase in sales and marketing expenses is primarily due to a $1.2 million increase in salaries and employee-related expenses and a $0.7 million increase in tradeshow expenses, sales meeting expenses and a corporate marketing campaign. We expect our sales and marketing expenses will increase in the remainder of 2010 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our healthcare associated infection and infectious disease products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased 8% to $5.7 million for the first quarter of 2010 from $5.3 million for the first quarter of 2009. The increase is due to an increase of approximately $0.4 million of professional services. We expect our general and administrative expenses to remain relatively flat in the remainder of 2010.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of March 31, 2010, all amounts pertaining to the 2009 restructuring have been paid. We recognized no restructuring expenses during the first quarter of 2010.

Other Income (Expense), Net

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Other income (expense), net:
Interest income	$85	$131	-35%
Interest expense	(56)	(75)	-25%
Foreign currency exchange gain (loss) and other	(305)	16	-2006%

Total other income (expense), net	$(276)	$72	-483%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. Interest income decreased to $85,000 for the first quarter of 2010 from $131,000 for the first quarter of 2009 due to lower interest rates in 2010 as compared to 2009. Interest expense decreased from $75,000 for the three months ended March 31, 2009 to $56,000 for the three months ended March 31, 2010 primarily due to lower interest expense related to our UBS loan as the loan balance decreased from $14.6 million at March 31, 2009 to 10.6 million at March 31, 2010. Foreign currency exchange gain (loss) and other decreased $0.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2010	2009	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(4,981)	$3,178	$(8,159)
Net cash used in investing activities	(1,369)	(1,560)	191
Net cash provided by (used in) financing activities	(641)	1,510	(2,151)

As of March 31, 2010, we had $29.1 million in cash and cash equivalents. The $6.7 million decrease in total cash and cash equivalents for the three months ended March 31, 2010 consisted primarily of $5.0 million used in operating activities, $1.4 million used in investing activities and $0.6 million used in financing activities.

Net cash provided by (used in) operating activities was $(5.0) million and $3.2 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The net cash provided by (used in) operating activities was primarily comprised of net loss plus the net effect of non-cash expenses, which increased from first quarter in 2009, offset by increased working capital uses of cash. Non-cash expenses are comprised of stock-based compensation, unrealized loss on put option, depreciation and amortization expenses, prepaid compensation expense and deferred rent expense, offset by an unrealized gain on auction rate securities. The primary working capital uses of cash were increases in accounts receivable, driven by higher revenue than a year ago as well as large shipments to USPS which occurred near the end of the first quarter of 2010, a decrease in accrued royalties, a decrease in accrued compensation and increases in prepaid expenses and other current assets. The primary working capital sources of cash were decreases in inventory, increases in deferred revenue and decreases in other non-current assets.

Net cash used in investing activities was $1.4 million and $1.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively. For the three months ended March 31, 2010, net cash used in investing activities consisted of net capital expenditures and payments for technology licenses, and the cost of an asset acquisition offset by proceeds from the sales and maturities of marketable securities and short-term investments. The sales and maturities of marketable securities and short-term investments were related to the settlement of $4.1 million of our auction rate securities, leaving $20.7 million of auction rate securities at cost. For the three months ended March 31, 2009, net cash used in investing activities consisted of payments of technology licenses and net capital expenditures and the cost of an acquisition, offset by a transfer to restricted cash. The change in net cash used in investing activities for the three months ended March 31, 2010 from the same period ended March 31, 2009 is primarily due to an increase in capital expenditures offset by an increase in proceeds from the maturities of marketable securities.

Net cash provided by (used in) financing activities was $(0.6) million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. During the first quarter, $4.1 million of our auction rate securities settled, leaving $20.7 million of auction rate securities at cost. The increase of principal payment of bank borrowing was offset by an increase in net proceeds from the issuance of common shares under our employee stock purchase plan and exercises of stock options.

At March 31, 2010, we had $20.7 million of auction rate securities recorded at fair value, which have failed to settle at auction since March 2008. At March 31, 2010, all but three of our auction rate securities continue to carry at least an AAA rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the FFELP, or insured.

In October 2008, UBS offered us an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. On November 10, 2008, we accepted this offer and borrowed $14.7 million on the line of credit. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. The put option with a fair value of $1.7 million is a separate freestanding instrument and is accounted for separately from our auction rate securities investment. We intend to exercise our option and sell the auction rate securities back at par beginning June 30, 2010 through July 2, 2012, depending on market conditions.

In the first quarter of 2010, we recorded other income (expense), net of $(0.3) million, primarily due to a gain of $1.5 million to increase the value of our auction rate securities investments classified as trading securities, partially offset by a loss of $1.6 million to reduce the estimated fair value of the put option. We do not believe that the auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, acquisitions, if any, or other business requirements.

The minimum lease payments under non-cancelable operating leases and the net of future minimum contractual sublease income as of March 31, 2010 are as follows (in thousands):

Years Ending December 31,	Net Lease Payments
2010 (remaining nine months)	$3,119
2011	4,999
2012	4,478
2013	4,283
2014 and thereafter	21,411

Total minimum payments	$38,290

As of March 31, 2010, purchase commitments consisted of $9.0 million, $2.5 million, $2.5 million and $2.5 million for the remainder of 2010, 2011, 2012 and 2013, respectively.

Off-Balance-Sheet Arrangements

As of March 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

As described above, we had $20.7 million invested in auction rate securities at cost, all of which have failed to settle at auction since March 2008. See “Liquidity and Capital Resources – Cash and Cash Flow” above for a description of our auction rate securities and settlement with UBS. We valued these securities using a discounted cash flow methodology. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows and expected holding period of the auction rate securities and the put option. The assumptions are based on data available as of March 31, 2010 for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and could result in significant changes to the fair value of auction rate securities. Since we have the option to sell the auction rate securities back to UBS at par value, the auction rate securities do not expose us to adverse changes in interest rates.

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2010 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, the Benelux region, and the United Kingdom. In the first quarter of 2010, international sales were approximately 21% of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results. The Company enters into approximately two to six derivatives per quarter ranging from $0.2 million to $10.4 million in notional value each with a total notional value of approximately $9.8 million and $10.9 million in the first quarter of 2010 and 2009, respectively. As of March 31, 2010, we had two outstanding foreign exchange forward contracts which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $55,000 and a derivative liability within accrued and other liabilities with a fair value of approximately $5,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. During the three months ended March 31, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.6 million and $0.2 million, respectively.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies, including our company, to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, and recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business. We do not believe we are party to any currently pending legal proceedings, the outcome of which will have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $22.4 million in 2008, $22.5 million in 2009 and $4.3 million for the first three months of 2010 and we do not anticipate that we will achieve profitability for 2010. As of March 31, 2010, we had an accumulated deficit of approximately $206.6 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global recession. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during challenging economic times, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Our operating results may fluctuate significantly, particularly given adverse worldwide economic conditions, and any failure to meet financial expectations may result in a decline in our stock price.

        Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems products can be lengthy, particularly during uncertain economic conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products involving our corporate accounts within the Clinical market and those within the Industrial market often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain Industrial sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

Comprehensive healthcare reform legislation, which was recently adopted by Congress and subsequently signed into law, includes more stringent compliance programs for companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new healthcare regulations. Complying with new regulations may divert management resources, and inadvertent failure to comply with new regulations may result in penalties being imposed on us.

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

The federal medical device tax by the U.S. government could adversely affect our business, profitability and stock price.

The comprehensive healthcare reform legislation recently adopted by Congress and subsequently signed into law includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe will include all of our Clinical products sold in the U.S. The exact impact of this excise tax is not currently clear. We may seek to pass this tax onto our customers. If we are unsuccessful, our future operating results could be harmed, which in turn could cause the price of our stock to decline. Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, and the continuous growth of managed care, together with efforts to reform the health care delivery system in the U.S. and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful health care groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, comprehensive healthcare reform legislation intended to curb costs was recently adopted by Congress and subsequently signed into law. We are unable to predict what effect the healthcare reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, BDC, Qiagen, Celera, GenProbe and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests.

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

The U.S. Government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third party if we fail to achieve practical application of the intellectual property.

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

Our manufacturing facilities are located in Sunnyvale, California, Bothell, Washington and Bromma, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

Our short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.

Our short-term investments, with a fair value of $20.7 million at March 31, 2010, consisted of auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. Since March 2008, our existing portfolio of auction rate securities has failed at auction. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the FFELP, or insured.

On November 10, 2008, we accepted an offer from UBS to have the option (“put option”) to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 and ending July 2, 2012 (the “put option exercise period”) and the offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Our put option allows us to sell the auction rate securities held in our accounts with UBS to UBS at par value beginning on June 30, 2010. We intend to exercise our put option and sell the auction rate securities back at par during the put option exercise period. In the meantime, we entered into a “no net cost” secured line of credit with UBS for $14.7 million, which provides cash liquidity to us until the auction rate securities are resold. As of March 31, 2010, the amount due to UBS was $10.4 million. Given the substantial disruption in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS. In addition, changes in fair value of both our auction rate securities and the put option will be recognized in respective period financial results, which could cause fluctuations in the values of these items from period to period.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During three months ended March 31, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $12.38 to $19.56 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	RESERVED

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification accompanying this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4th day of May 2010.

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