Form 10-Q
period 2010-06-30
CEPHEID
filed 2010-08-04
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

As of July 23, 2010 there were 59,729,947 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2010

Cepheid® , the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,534	$35,786
Short-term investments	10,374	21,636
Put option	1,451	3,295
Accounts receivable, net	27,717	23,014
Inventory	37,874	38,015
Prepaid expenses and other current assets	3,295	2,421

Total current assets	117,245	124,167
Property and equipment, net	24,973	24,021
Other non-current assets	1,127	495
Intangible assets, net	27,138	30,817
Goodwill	19,591	18,626

Total assets	$190,074	$198,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,295	$22,068
Accrued compensation	8,688	8,869
Accrued royalties	9,409	12,929
Accrued and other liabilities	1,960	1,800
Current portion of deferred revenue	3,228	2,923
Current portion of notes payable	664	108
Bank borrowing	1,348	14,618

Total current liabilities	44,592	63,315
Long-term portion of deferred revenue	2,231	2,279
Notes payable, less current portion	2,513	732
Other liabilities	3,437	4,234

Total liabilities	52,773	70,560

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 59,655,888 and 58,644,990 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	280,572	273,052
Additional paid-in capital	64,624	56,408
Accumulated other comprehensive income	510	371
Accumulated deficit	(208,405)	(202,265)

Total shareholders’ equity	137,301	127,566

Total liabilities and shareholders’ equity	$190,074	$198,126

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	48,648	39,560	95,830	76,148
Other revenue	994	1,461	1,857	3,640

Total revenues	49,642	41,021	97,687	79,788

Costs and operating expenses:
Cost of product sales	25,215	23,250	51,286	43,940
Collaboration profit sharing	1,654	2,612	3,309	5,241
Research and development	10,150	10,315	19,851	20,653
Sales and marketing	9,260	6,917	18,245	13,729
General and administrative	5,848	5,340	11,563	10,609
Restructuring charge	—	—	—	747

Total costs and operating expenses	52,127	48,434	104,254	94,919

Loss from operations	(2,485)	(7,413)	(6,567)	(15,131)
Other income (expense):
Interest income	68	116	153	248
Interest expense	(54)	(72)	(110)	(148)
Foreign currency exchange gain (loss) and other	(275)	415	(580)	431

Other income (expense), net	(261)	459	(537)	531

Loss before benefit for income taxes	(2,746)	(6,954)	(7,104)	(14,600)

Benefit for income taxes	945	175	964	219

Net loss	$(1,801)	$(6,779)	$(6,140)	$(14,381)

Basic net loss per share	$(0.03)	$(0.12)	$(0.10)	$(0.25)

Diluted net loss per share	$(0.03)	$(0.12)	$(0.10)	$(0.25)

Shares used in computing basic net loss per share	59,493	58,053	59,216	57,943

Shares used in computing diluted net loss per share	59,493	58,053	59,216	57,943

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,140)	$(14,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,604	4,110
Amortization of intangible assets	3,472	3,406
Amortization of prepaid compensation expense	—	126
Stock-based compensation related to employees and consulting services rendered	7,919	7,675
Unrealized gain on auction rate securities	(1,714)	(6,928)
Unrealized loss on put option	1,844	6,519
Deferred rent	31	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,703)	(1,876)
Inventory	437	(1,925)
Prepaid expenses and other current assets	(502)	2,018
Other non-current assets	(632)	426
Accounts payable and other current liabilities	(6,333)	2,264
Accrued compensation	(181)	285
Deferred revenue	257	6

Net cash provided by (used in) operating activities	(1,641)	1,724

Cash flows from investing activities:
Capital expenditures	(6,488)	(2,823)
Payments for technology licenses	(1,000)	(1,500)
Cost of acquisitions, net	(574)	(148)
Proceeds from the sales of short-term investments	12,975	25
Proceeds from the sale of fixed assets	78	15
Transfer from restricted cash	—	1,500

Net cash provided by (used in) investing activities	4,991	(2,931)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	7,520	2,383
Proceeds from notes payable	2,448	—
Principal payment of bank borrowing	(13,270)	(40)
Principal payment of notes payable	(111)	—

Net cash provided by (used in) financing activities	(3,413)	2,343

Effect of exchange rate change on cash	811	112

Net increase in cash and cash equivalents	748	1,248
Cash and cash equivalents at beginning of period	35,786	23,478

Cash and cash equivalents at end of period	$36,534	$24,726

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

The condensed consolidated balance sheet at June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2010 or for any future period. The condensed consolidated balance sheet as of December 31, 2009 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Within the cash flow from operating activities section of the condensed consolidated statements of cash flows and within the current liabilities section of the condensed consolidated balance sheets, certain amounts have been reclassified to conform to the current period presentation.

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

The Company designates marketable securities and short-term investments as either trading or available-for-sale and records them at fair value. Realized and unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. Marketable securities and short-term investments with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis as a result of credit losses or otherwise is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and whether it is more-likely-than-not that the Company will hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction Rate Securities

At June 30, 2010, our short-term investments consisted of a portfolio of auction rate securities of $11.8 million, which are classified as trading securities and recorded at fair value. The fair value of the auction rate securities of $10.3 million at June 30, 2010 is the result of cumulative losses of $1.5 million, which is comprised of a $9.9 million loss in 2008, a $6.7 million gain in 2009, a $1.5 million gain in the first quarter of 2010 and a $0.2 million gain in the second quarter of 2010. We valued these securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our existing portfolio of auction rate securities has failed to settle at auction since March 2008. We continue to collect interest on the investments that failed to settle at auction at the maximum contractual rate. At June 30, 2010, our auction rate securities carried at least an A3 rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by Federal Family Educational Loan Program (“FFELP”), or insured.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we had the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (“put option exercise period”). In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to marketing and selling the auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value, and subsequent changes in fair value will also be recognized in respective period financial results. At June 30, 2010, our put option was valued at $1.5 million. We have classified these securities as trading, which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008 and have an outstanding balance of $1.3 million at June 30, 2010 and $14.6 million at December 31, 2009.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities at par for $11.8 million. The auction rate securities settled on July 1, 2010, and $10.5 million of cash was received on the same day, representing the par value of the auction rate securities net of the related line of credit.

In the second quarter of 2010, we recorded a gain to other income (expense), net of $0.2 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $0.2 million to reduce the estimated fair value of the put option. In the second quarter of 2009, we recorded a gain to other income (expense), net of $3.9 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $3.4 million to reduce the estimated fair value of the put option. In the first six months of 2010, we recorded a gain to other income (expense), net of $1.7 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.8 million to reduce the estimated fair value of the put option. In the first six months of 2009, we recorded a gain to other income (expense), net of $6.9 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $6.5 million to reduce the estimated fair value of the put option. At June 30, 2010 and December 31, 2009, the fair value of the Company’s “no net cost” payable on demand loan was estimated at approximately $1.3 million and $14.6 million, respectively, which approximates its carrying value.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of approximately $1.5 million and $1.2 million was included in inventory as of June 30, 2010 and December 31, 2009, respectively.

The components of inventory were as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw Materials	$16,608	$16,615
Work in Process	10,923	10,933
Finished Goods	10,343	10,467

	$37,874	$38,015

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$796	$665	$652	$655
Costs incurred and charged against reserve	(181)	96	(355)	(328)
Accrual related to current period product sales	410	31	768	556
Adjustment to pre-existing warranties	(107)	(142)	(147)	(233)

Balance at end of period	$918	$650	$918	$650

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

The Company recognizes revenue from both one-time product sales and longer-term contract arrangements. The Company enters into certain revenue arrangements with multiple deliverables under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) 605-25-25. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet in other assets or liabilities at their fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. Our foreign exchange contracts were not designated as hedging transactions, therefore, the changes in fair value of the derivatives are recorded in earnings. The Company enters into approximately two to six derivatives per quarter ranging from $0.1 million to $11.0 million in notional value each with a total notional value of approximately $10.2 million and $9.4 million in the second quarter of

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010 and 2009, respectively. As of June 30, 2010, we had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $3,000 and a derivative liability within accrued and other liabilities with a fair value of approximately $99,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. During the three months ended June 30, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.8 million and $0.4 million, respectively. During the six months ended June 30, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $1.5 million and $0.3 million, respectively.

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 5,667,000 and 8,070,000 for the three months ended June 30, 2010 and 2009, respectively, and 5,300,000 and 8,028,000 for the six months ended June 30, 2010 and 2009, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income. As of June 30, 2010 and 2009, the Company’s accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations.

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

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). It modifies the scope of ASC subtopic 985-605 Software-Revenue Recognition to exclude from its requirements: 1) non-software components of tangible products and 2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We will adopt ASU 2009-14 on January 1, 2011. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

Balance as of June 30, 2010:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$31,150	$—	$—	$31,150
Cash equivalent - money market funds	5,384	—	—	5,384
Foreign currency derivatives	—	3	—	3
Short-term investments - taxable auction rate securities	—	—	10,374	10,374
Put option	—	—	1,451	1,451

Total	$36,534	$3	$11,825	$48,362

Liabilities:
Foreign currency derivatives	—	$99	—	$99

Total	$—	$99	$—	$99

Balance as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$30,208	$—	$—	$30,208
Cash equivalent - money market funds	5,578	—	—	5,578
Short-term investments - taxable auction rate securities	—	—	21,636	21,636
Put option	—	—	3,295	3,295

Total	$35,786	$—	$24,931	$60,717

Liabilities:
Foreign currency derivatives	—	$28	—	$28

Total	$—	$28	$—	$28

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

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and since then each auction in our existing portfolio has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we had classified the auction rate securities as short-term assets on our condensed consolidated balance sheet as of June 30, 2010. Our put option allows us to sell the auction rate securities held in our

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounts with UBS to UBS at par value beginning on June 30, 2010. Therefore we have classified the auction rate securities as a current asset on our condensed consolidated balance sheet. These investments were valued at fair value as of June 30, 2010. The following table provides a summary of changes in fair value of our auction rate securities and put option for the six-month periods ended June 30, 2010 and 2009 (in thousands):

Level 3
Balance at January 1, 2010	$24,931
Settlements	(12,975)
Unrealized gain of auction rate securities included in current period earnings	1,714
Unrealized loss of put option included in current period earnings	(1,845)

Balance at June 30, 2010	$11,825

Level 3
Balance at January 1, 2009	$24,539
Settlements	(25)
Unrealized gain of auction rate securities included in current period earnings	6,928
Unrealized loss of put option included in current period earnings	(6,518)

Balance at June 30, 2009	$24,924

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

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we hold our auction rate securities. Under the settlement, we had the option to sell the auction rate securities held in our accounts with UBS to UBS at par value during the put option exercise period. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated auction rate securities. We have elected to measure the put option at its fair value and subsequent changes in fair value will also be recognized in respective period financial results. We have classified these securities as trading, which requires changes in the fair value of these securities to be recorded in respective period financial results, which we believe will substantially offset changes in the fair value of the put option. In addition, the rights permitted us to establish a demand revolving credit line in an amount equal to 75% of the fair value of the securities at a net no cost. On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities at par for $11.8 million. The auction rate securities settled on July 1, 2010, and $10.5 million of cash was received on the same day, representing the par value of the auction rate securities net of the related line of credit.

In the second quarter of 2010, we recorded a gain to other income (expense), net of $0.2 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $0.2 million to reduce the estimated fair value of the put option. In the second quarter of 2009, we recorded a gain to other income (expense), net of $3.9 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $3.4 million to reduce the estimated fair value of the put option. In the first six months of 2010, we recorded a gain to other income (expense), net of $1.7 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.8 million to reduce the estimated fair value of the put option. In the first six months of 2009, we recorded a gain to other income (expense), net of $6.9 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $6.5 million to reduce the estimated fair value of the put option. At June 30, 2010 and December 31, 2009, the fair value of the Company’s “no net cost” payable on demand loan was estimated at approximately $1.3 million and $14.6 million, respectively, which approximates its carrying value.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Intangible Assets and Goodwill

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

Balance, June 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(24,366)	$20,141
Technology acquired in acquisitions	8,039	(2,636)	5,403
Other	3,550	(1,956)	1,594

	$56,096	$(28,958)	$27,138

Balance, December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(21,792)	$22,715
Technology acquired in acquisitions	8,613	(2,027)	6,586
Other	3,183	(1,667)	1,516

	$56,303	$(25,486)	$30,817

As of June 30, 2010, technology acquired in acquisitions and other intangible assets decreased $0.7 million as a result of currency translation to foreign subsidiaries whose functional currency is not the U.S. dollar.

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd. (“Roche”), effective July 1, 2004. The net carrying value of this license was $8.0 million and $9.0 million at June 30, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets was $1.8 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of June 30, 2010 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2010 (remaining six months)	$3,356
2011	6,612
2012	5,251
2013	4,547
2014	3,218
Thereafter	4,154

Total expected future annual amortization	$27,138

As of June 30, 2010, goodwill increased $1.0 million from $18.6 million at December 30, 2009 to $19.6 million at June 30, 2010 as a result of currency translation to foreign subsidiaries whose functional currency is not the U.S. dollar.

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Product sales by market:
Clinical Systems	$6,057	$5,669	$13,122	$10,442
Clinical Reagents	31,627	20,993	61,197	40,004

Total Clinical	37,684	26,662	74,319	50,446
Industrial	4,687	4,329	9,366	8,024
Biothreat	5,076	7,753	10,243	15,679
Partner	1,201	816	1,902	1,999

Total product sales	$48,648	$39,560	$95,830	$76,148

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 10% and 19% of total product sales for the three months ended June 30, 2010 and 2009, respectively, and the same customer accounted for 11% and 20% of total product sales for the six months ended June 30, 2010 and 2009, respectively. The same customer’s accounts receivable balance represented 18% and 12% of total accounts receivable, net as of June 30, 2010 and December 31, 2009, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, South Korea, China, Mexico and other parts of the world.

The following table provides a breakdown of product sales by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product Sales Geographic information:
North America
Clinical	$29,084	$20,145	$57,710	$38,513
Other	9,130	11,196	17,608	22,025

Total North America	38,214	31,341	75,318	60,538

International
Clinical	$8,600	$6,517	$16,609	$11,933
Other	1,834	1,702	3,903	3,677

Total International	10,434	8,219	20,512	15,610

Total product sales	$48,648	$39,560	$95,830	$76,148

No single country outside of the U.S. represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Life Technologies Corporation (“LIFE”) under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.7 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.3 million and $5.2 million for six months ended June 30, 2010 and 2009, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of product sales	$537	$728	$1,007	$1,082
Research and development	1,216	1,416	2,517	2,847
Sales and marketing	1,165	668	2,042	1,378
General and administrative	1,255	1,316	2,353	2,369

Total stock-based compensation expense	$4,173	$4,128	$7,919	$7,676

Stock-based compensation cost of approximately $1.5 million and $1.2 million was included in inventory as of June 30, 2010 and December 31, 2009, respectively.

A summary of option activity under all plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	9,751,545	$11.52
Granted	1,225,505	$19.90
Exercised	(717,409)	$8.34
Forfeited	(144,274)	$15.59

Outstanding, June 30, 2010	10,115,367	$12.70	4.47	$48,713,129

Exercisable, June 30, 2010	6,551,150	$10.86	3.81	$39,886,888
Vested and expected to vest, June 30, 2010	9,440,226	$12.48	4.40	$46,919,194

A summary of all restricted stock plan activity, which consists of restricted stock awards and restricted stock units, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	65,417	$14.60
Granted	280,482	15.02
Vested/Released	(57,550)	15.22
Cancelled	(3,884)	8.43

Outstanding, June 30, 2010	284,465	$14.54

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPTION SHARES:
Expected Term (in years)	4.61	4.52	4.61	4.52
Volatility	0.55	0.75	0.56	0.73
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	2.27%	1.85%	2.26%	1.82%
Estimated Forfeitures	7.74%	8.14%	7.74%	7.94%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.72	0.84	0.72	0.84
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.55%	0.62%	0.55%	0.62%

The weighted average fair value of our stock options granted to employees was $9.49 and $5.08 for the three months ended June 30, 2010 and 2009, respectively, and $9.48 and $5.01 for the six months ended June 30, 2010 and 2009, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $6.81 and $3.60 for both the three and six months ended June 30, 2010 and 2009, respectively.

7. Income Taxes

The net income tax benefit of $0.9 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively, relates primarily to research and development tax credits and net operating losses associated with our French subsidiary and the amortization of acquired intangibles in Sweden.

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

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2009 were $0.2 million and $4.7 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the six months ended June 30, 2010, we do not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits. Based on our analysis, no significant change to reserves has occurred in the six months ended June 30, 2010.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Commitments and Contingencies

Net rent expense for all operating leases, partially offset by subleasing a portion of our office space to a third party, for the three months ended June 30, 2010 and 2009, was $1.0 million and $0.9 million, respectively, and for the six months ended June 30, 2010 and 2009, was $2.0 million and $1.7 million, respectively . The minimum lease payments under non-cancelable operating leases, net of future minimum contractual sublease income, as of June 30, 2010, are as follows (in thousands):

Years Ending December 31,	Net Lease Payments
2010 (remaining six months)	$2,052
2011	5,132
2012	4,636
2013	4,445
2014 and thereafter	20,789

Total minimum payments	$37,054

As of June 30, 2010, purchase commitments consisted of $6.5 million, $3.6 million, $2.5 million, $2.5 million and $0 for the remainder of 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of derivative instruments in our condensed consolidated balance sheet as of June 30, 2010 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$3	Accrued and other liabilities	$99

The fair value of derivative instruments in our condensed consolidated balance sheet as of December 31, 2009 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$—	Accrued and other liabilities	$28

The effect of derivative instruments on our condensed consolidated statement of operations for the three and six months ended June 30, 2010 was as follows (in thousands):

			Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Designation	Trade Type	Statement of Operations Location	Gain (Loss) Recognized	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain (loss) and other	$836	$1,470

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effect of derivative instruments on our condensed consolidated statement of operations for the three and six months ended June 30, 2009 was as follows (in thousands):

			Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Designation	Trade Type	Statement of Operations Location	Gain (Loss) Recognized	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain (loss) and other	$(449)	$(291)

10. Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. All amounts pertaining to the 2009 restructuring were paid in 2009. We recognized no restructuring expenses during the first six months of 2010.

11. Notes Payable and Bank Borrowing

Notes payable

On June 7, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which must be requested by the Company no later than August 1, 2010 and $2.0 million of which must be requested by the Company no later than November 1, 2010, with a maturity date for each term loan of 48 months following funding and bearing interest no less than 5.5%. The borrowings under the Loan Agreement are collateralized by a first priority security interest in certain assets of the Company. The Company borrowed and had an outstanding balance of $2.0 million on the term line and no outstanding balance under the revolving credit line at June 30, 2010. The loan agreement requires the Company to maintain no less than 75% of its consolidated cash and cash equivalents in the operating bank accounts in the U.S. as collateral. Also, the loan agreement requires a covenant for the Company to satisfy a minimum consolidated EBITDA—Earnings Before Interest, Taxes, Depreciation and Amortization on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these covenants or otherwise breaches the loan agreement, the Company may be required to repay the loans prior to their stated maturity dates, and the bank may be able to foreclose on any collateral in the Company’s operating accounts. The Company was in compliance with these covenants as of June 30, 2010. As of June 30, 2010, the minimum SVB loan principal payments are as follows (in thousands):

Years Ending December 31,	SVB Loan Payments
2010 (remaining six months)	$250
2011	500
2012	500
2013	500
2014 and thereafter	250

Total minimum payments	$2,000

The Company had an outstanding note payable of $1.2 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively, with its real property in France pledged as collateral for the loan.

Bank Borrowing

The UBS comprehensive settlement agreement permitted the Company to establish a demand revolving credit line, payable on demand, in an amount up to 75% of the fair market value of the auction rate securities at a net no cost, meaning that the interest the Company pays on the credit line will not exceed the interest that the Company receives on the auction rate securities that the Company has pledged as security for the credit line. The Company borrowed $14.7 million on the line of credit on November 10, 2008 and had an outstanding balance of $1.3 million and $14.6 million at June 30, 2010 and December 31, 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the impact of the current uncertainty in global economic conditions on our target markets and our business; continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; testing volumes for other infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; our ability to respond to changing laws and regulations affecting our industry; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual USPS funding of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

In September 2009, we launched the GeneXpert Infinity System (“Infinity”) for high volume testing. The Infinity uses robotic cartridge handling and a full touch screen driven menu, to run up to 1,300 different molecular tests during any 24-hour period, depending upon test selection. The GeneXpert system, including the Infinity, represents a paradigm shift in molecular diagnostics in terms of ease-of-use and flexibility, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in most cases under an hour, and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the three months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Revenues:
System sales	$9,808	$8,911	10%	$20,725	$16,820	23%
Reagent and disposable sales	38,840	30,649	27%	75,105	59,328	27%

Total product sales	48,648	39,560	23%	95,830	76,148	26%
Other revenue	994	1,461	-32%	1,857	3,640	-49%

Total revenues	$49,642	$41,021	21%	$97,687	$79,788	22%

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Product sales by market:
Clinical Systems	$6,057	$5,669	7%	$13,122	$10,442	26%
Clinical Reagents	31,627	20,993	51%	61,197	40,004	53%

Total Clinical	37,684	26,662	41%	74,319	50,446	47%
Industrial	4,687	4,329	8%	9,366	8,024	17%
Biothreat	5,076	7,753	-35%	10,243	15,679	-35%
Partner	1,201	816	47%	1,902	1,999	-5%

Total product sales	$48,648	$39,560	23%	$95,830	$76,148	26%

Total product sales increased 23% to $48.6 million in the second quarter of 2010 from $39.6 million in the second quarter of 2009. The increase was a result of an increase in our Clinical sales of $11.0 million, or 41%. Clinical Reagents grew $10.6 million, or 51%, driven primarily by an increase in sales of our healthcare associated infections (“HAI”) portfolio of tests as well as our Xpert EV and Xpert MTB/RIF tests. Clinical Systems grew $0.4 million, or 7%, due to increased GeneXpert System sales. While uncertainty remains in the hospital capital equipment market, we believe it has stabilized, to some extent, from the challenging economic environment in the second quarter of 2009. Industrial sales increased $0.4 million, or 8%, due to increased reagent sales. In the Biothreat market, product sales decreased $2.7 million, or 35%, due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

Total product sales increased 26% to $95.8 million in the first six months of 2010 from $76.1 million in the first six months of 2009. The increase was a result of an increase in our Clinical sales of $23.9 million, or 47%. Clinical Reagents grew $21.2 million, or 53%, driven primarily by an increase in sales of our HAI portfolio of tests as well as our Xpert Flu A Panel and Xpert MTB/RIF tests. Clinical Systems grew $2.7 million, or 26%, due to increased GeneXpert System sales. Industrial sales increased $1.3 million, or 17%, due to increased systems sales. In the Biothreat market, product sales decreased $5.4 million, or 35%, due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Product Sales Geographic information:
North America
Clinical	$29,084	$20,145	44%	$57,710	$38,513	50%
Other	9,130	11,196	-18%	17,608	22,025	-20%

Total North America	38,214	31,341	22%	75,318	60,538	24%

International
Clinical	$8,600	$6,517	32%	$16,609	$11,933	39%
Other	1,834	1,702	8%	3,903	3,677	6%

Total International	10,434	8,219	27%	20,512	15,610	31%

Total product sales	$48,648	$39,560	23%	$95,830	$76,148	26%

Product sales in North America increased $6.9 million, or 22%, from $31.3 million in the second quarter of 2009 to $38.2 million in the second quarter of 2010. The increase in North American product sales was primarily driven by a $8.9 million increase in Clinical sales, driven by increases in both instrument and reagent sales. The increase in Clinical sales was offset by a $2.1 million decline in Other product sales due to a decrease in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market. Product sales in North America increased $14.8 million, or 24%, from $60.5 million in the first six months of 2009 to $75.3 million in the first six months of 2010. The increase in North American product sales was primarily driven by a $19.2 million increase in Clinical sales, driven by increases in both instrument and reagent sales. The increase in Clinical sales was offset by a $4.4 million decline in Other product sales due to a decrease in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market.

International product sales, which primarily represent sales in Europe, increased $2.2 million, or 27%, from $8.2 million in the second quarter of 2009 to $10.4 million in the second quarter of 2010 and increased $4.9 million, or 31%, from $15.6 million in the first six months of 2009 to $20.5 million in the first six months of 2010 due to growth in Clinical sales. International Clinical sales growth was primarily driven by higher reagent sales of our HAI tests as well as Xpert MTB/RIF.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue of $1.0 million for the three months ended June 30, 2010 decreased 32% from $1.5 million for the same period in 2009. Other revenue of $1.9 million for the six months ended June 30, 2010 decreased 49% from $3.6 million for the same period in 2009. The decreases were primarily due to the completion of a funded grant program associated with the development of a 6-color GeneXpert system as well as the conclusion of the recognition of revenue related to a license fee received from bioMerieux, Inc. in the first quarter of 2009. We expect that our other revenue in the remainder of 2010 will decrease as certain of our collaboration projects reach transition levels in their lifecycles.

Costs and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Costs and operating expenses:
Cost of product sales	$25,215	$23,250	8%	$51,286	$43,940	17%
Collaboration profit sharing	1,654	2,612	-37%	3,309	5,241	-37%
Research and development	10,150	10,315	-2%	19,851	20,653	-4%
Sales and marketing	9,260	6,917	34%	18,245	13,729	33%
General and administrative	5,848	5,340	10%	11,563	10,609	9%
Restructuring charge	—	—	0%	—	747	-100%

Total costs and operating expenses	$52,127	$48,434	8%	$104,254	$94,919	10%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchases of Sangtec and Stretton. Cost of product sales increased 8%, or $2.0 million, from $23.3 million in the second quarter of 2009 to $25.2 million in the second quarter of 2010, as a result of the increased overall product sales. Our product gross margin percentage was 48% for the second quarter of 2010 and 41% for the second quarter of 2009. Cost of product sales increased 17%, or $7.3 million, from $43.9 million in the six months ended June 30, 2009 to $51.3 million in the six months ended June 30, 2010, as a result of the increased overall product sales. Our product gross margin percentage was 47% for the six months ended June 30, 2010 and 42% for the six months ended June 30, 2009. The increase in product gross margin percentages in the three and six months ended June 30, 2010 versus the same periods in 2009 was primarily due to Clinical reagent volume increases and manufacturing efficiencies driving lower Clinical reagent unit costs, a decrease in royalties to Abaxis, Inc. due to a manufacturing process change as well as favorable product mix with higher margin Clinical reagent sales comprising a higher percentage of our total product revenue. We expect the product gross margin percentage to continue to increase in the remainder of 2010 as certain royalties expire.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.7 million and $2.6 million for the second quarters of 2010 and 2009, respectively, and $3.3 million and $5.2 million for the first six months of 2010 and 2009, respectively. The decreases in collaboration profit sharing for the second quarter of 2010 as compared to the second quarter of 2009 and for the first six months of 2010 as compared to the same period in 2009 were the result of decreased anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses decreased 2% to $10.2 million for the second quarter of 2010 from $10.3 million for the second quarter of 2009. The decrease in research and development expenses of $0.1 million is due to an approximately $0.3 million decrease in beta and clinical trial costs, offset by an approximately $0.1 million increase in research and development supplies expenses. For the six months ended June 30, 2010, research and development expenses decreased 4% to $19.9 million as compared to $20.7 million for the six months ended June 30, 2009. The decrease in research and development expenses of $0.8 million is due to an approximately $1.1 million decrease in beta and clinical trial costs, offset by an approximately $0.3 million increase in research and development supplies expenses. We expect that our research and development expenses will increase in the remainder of 2010 as we expect to have an increase in our beta and clinical trial costs for products currently under development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 34% to $9.3 million for the second quarter of 2010 from $6.9 million for the second quarter of 2009. The increase in sales and marketing expenses of $2.4 million is primarily due to a $0.9 million increase in salaries and employee-related expenses, a $0.7 million increase in tradeshow and sales meeting expenses and a $0.1 million increase in contractor costs. Sales and marketing expenses increased 33% to $18.2 million for the six months ended June 30, 2010 from $13.7 million for the six months ended June 30, 2009. The increase in sales and marketing expenses of $4.5 million is primarily due to a $2.1 million increase in salaries and employee-related expenses, a $1.4 million increase in tradeshow, advertising and sales meeting expenses and a $0.2 million increase in contractor costs. We expect our sales and marketing expenses will increase in the remainder of 2010 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our healthcare associated infection and infectious disease products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased 10% to $5.8 million for the second quarter of 2010 from $5.3 million for the second quarter of 2009. The increase in general and administrative expenses of $0.5 million is due to an increase of approximately $0.3 million of professional services and a $0.2 million increase in salaries and employee-related expenses. General and administrative expenses increased 9% to $11.6 million for the six months ended June 30, 2010 from $10.6 million for the six months ended June 30, 2009. The increase in general and administrative expenses of $1.0 million is due to an increase of approximately $0.6 million of professional services and a $0.4 million increase in salaries and employee-related expenses. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenues in the remainder of 2010.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of June 30, 2010, all amounts pertaining to the 2009 restructuring have been paid. We recognized no restructuring expenses during the first six months of 2010.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Other income (expense), net:
Interest income	$68	$116	-41%	$153	$248	-38%
Interest expense	(54)	(72)	-25%	(110)	(148)	-26%
Foreign currency exchange gain (loss) and other	(275)	415	-166%	(580)	431	-235%

Total other income (expense), net	$(261)	$459	-157%	$(537)	$531	-201%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. Interest income decreased to $68,000 for the second quarter of 2010 from $116,000 for the second quarter of 2009 and decreased to

$153,000 for the six months ended June 30, 2010 from $248,000 for the six months ended June 30, 2009 due to lower interest rates and lower auction rate securities portfolio balances in 2010 as compared to 2009. Interest expense decreased from $72,000 for the three months ended June 30, 2009 to $54,000 for the three months ended June 30, 2010 and decreased from $148,000 for the six months ended June 30, 2009 to $110,000 for the six months ended June 30, 2010 primarily due to lower interest expense related to our UBS loan as the loan balance decreased from $14.6 million at June 30, 2009 to $1.3 million at June 30, 2010. Foreign currency exchange gain (loss) and other decreased $0.7 million for the three months ended June 30, 2010 as compared to the same period ended June 30, 2009 and $1.0 for the six months ended June 30, 2010 as compared to the same period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(1,641)	$1,724	$(3,365)
Net cash provided by (used in) investing activities	4,991	(2,931)	7,922
Net cash provided by (used in) financing activities	(3,413)	2,343	(5,756)

As of June 30, 2010, we had $36.5 million in cash and cash equivalents. The $0.7 million increase in total cash and cash equivalents for the six months ended June 30, 2010 was primarily funded by the $2 million draw down of the SVB loan during the second quarter of 2010.

Net cash provided by (used in) operating activities was $(1.6) million and $1.7 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The net cash used in operating activities in the first six months in 2010, was primarily comprised of net loss plus the net effect of non-cash expenses and working capital uses of cash, which increased from the first six months in 2009. Non-cash expenses are comprised of stock-based compensation, unrealized loss on put option, depreciation and amortization expenses and deferred rent expense, offset by an unrealized gain on auction rate securities. The primary working capital uses of cash for the six months ended June 30, 2010 were increases in accounts receivable, driven by higher revenue than in the prior year, a decrease in accounts payable and other liabilities, a decrease in accrued compensation, increases in prepaid expenses, other current assets and other non-current assets. The primary working capital sources of cash were decreases in inventory and increases in deferred revenue.

Net cash provided by (used in) investing activities was $5.0 million and $(2.9) million for the six months ended June 30, 2010 and June 30, 2009, respectively. For the six months ended June 30, 2010, net cash provided by investing activities consisted of proceeds from the sales and maturities of short-term investments, offset by net capital expenditures and payments for technology licenses, and the cost of an asset acquisition. The sales and maturities of short-term investments were related to the settlement of $13.0 million of our auction rate securities. For the six months ended June 30, 2009, net cash used in investing activities consisted of payments of technology licenses and net capital expenditures and the cost of an acquisition, offset by a transfer from restricted cash and proceeds from sale and maturities of short-term investments. The change in net cash used in investing activities for the six months ended June 30, 2010 from the same period ended June 30, 2009 is primarily due to an increase in proceeds from the maturities of short-term investments offset by an increase in capital expenditures.

Net cash provided by (used in) financing activities was $(3.4) million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively. During the first two quarters of 2010, we repaid principal balances on our UBS loan due to $13.0 million of our auction rate securities that settled. The increase of principal payment of bank borrowing was offset by an increase in net proceeds from the issuance of common shares under our employee stock purchase plan and exercises of stock options.

At June 30, 2010, we had $11.8 million of auction rate securities recorded at fair value, which have failed to settle at auction since March 2008. At June 30, 2010, our auction rate securities carried at least an A3 rating by at least one of the major rating agencies. Our auction rate securities consist of investments that are backed by pools of student loans, which are principally guaranteed by the FFELP, or insured.

In October 2008, UBS offered us an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the fair value of the auction rate securities. On November 10, 2008, we accepted this offer and borrowed $14.7 million on the line of credit. In accepting the settlement arrangement, we also granted UBS the right to sell our auction rate securities at par at any time up until the expiration date of the rights and released UBS from any claims related to the marketing and sale of auction rate securities, other than claims for consequential damages. The put option with a fair value of $1.5 million is a separate freestanding instrument and is accounted for separately from our auction rate securities investment. On June 30, 2010, we exercised our put option to sell our portfolio of auction rate securities at par for $11.8 million. The auction rate securities settled on July 1, 2010, and $10.5 million of cash was received on the same day, representing the par value of the auction rate securities net of the related line of credit.

On June 7, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0%, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which must be requested by the Company no later than August 1, 2010 and $2.0 million of which must be requested by the Company no later than November 1, 2010, with a maturity date for each term loan of 48 months following funding and bearing interest no less than 5.5%. The borrowings under the Loan Agreement are collateralized by a first priority security interest in certain assets of the Company. The Company borrowed and had an outstanding balance of $2.0 million on the term line and no outstanding balance under the revolving credit line at June 30, 2010. The loan agreement requires the Company to maintain no less than 75% of its consolidated cash and cash equivalents in the operating bank accounts in the U.S. as collateral. Also, the loan agreement requires a covenant for the Company to satisfy a minimum consolidated EBITDA—Earnings Before Interest, Taxes, Depreciation and Amortization on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these covenants or otherwise breaches the loan agreement, the Company may be required to repay the loans prior to their stated maturity dates, and the bank may be able to foreclose on any collateral in the Company’s operating accounts. The Company was in compliance with these covenants as of June 30, 2010. As of June 30, 2010, the minimum SVB loan principal payments are as follows (in thousands):

Years Ending December 31,	SVB Loan Payments
2010 (remaining six months)	$250
2011	500
2012	500
2013	500
2014 and thereafter	250

Total minimum payments	$2,000

The minimum lease payments under non-cancelable operating leases and the net of future minimum contractual sublease income as of June 30, 2010 are as follows (in thousands):

Years Ending December 31,	Net Lease Payments
2010 (remaining six months)	$2,052
2011	5,132
2012	4,636
2013	4,445
2014 and thereafter	20,789

Total minimum payments	$37,054

As of June 30, 2010, purchase commitments consisted of $6.5 million, $3.6 million, $2.5 million, $2.5 million and $0 for the remainder of 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

Off-Balance-Sheet Arrangements

As of June 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended June 30, 2010 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, the Benelux region, and the United Kingdom. In the second quarter of 2010 and the first half of 2010, international sales were both approximately 21.4% of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results. The Company enters into approximately two to six derivatives per quarter ranging from $0.1 million to $11.0 million in notional value each with a total notional value of approximately $10.2 million and $9.4 million in the second quarter of 2010 and 2009, respectively. As of June 30, 2010, we had two outstanding foreign exchange forward contracts which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $3,000 and a derivative liability within accrued and other liabilities with a fair value of approximately $99,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. During the six months ended June 30, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $1.5 million and $0.3 million, respectively.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any currency contracts for trading purposes.

As described above, we had $11.8 million invested in auction rate securities at cost and on July 1, 2010, we settled these auction rate securities, for which we received $10.5 million in cash, representing the par value of those auction rate securities net of the related line of credit. See “Liquidity and Capital Resources—Cash and Cash Flow” above for a description of our auction rate securities and settlement with UBS. We valued these securities using a discounted cash flow methodology. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows and expected holding period of the auction rate securities and the put option. The assumptions are based on data available as of June 30, 2010 for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and could result in significant changes to the fair value of auction rate securities. Since we settled these auction rate securities, we are no longer subject to market risks related to these auction rate securities.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in United States District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes on U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed.

We may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $22.4 million in 2008, $22.5 million in 2009 and $6.1 million for the first six months of 2010 and we do not anticipate that we will achieve profitability for 2010. As of June 30, 2010, we had an accumulated deficit of approximately $208.4 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of the global economic slowdown on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

If our tests for use on our systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	timely expansion of our menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	demand for the tests and reagents we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	level of reimbursement for our products by third-party payers; and

•	publicity concerning our systems and tests.

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

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies.

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

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, and the continuous growth of managed care, together with efforts to reform the health care delivery system in the U.S. and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful health care groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, comprehensive healthcare reform legislation intended to curb costs was recently adopted by Congress and subsequently signed into law. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 1 “Legal Proceedings”. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to this claim and others that may arise in the future of patent infringement could likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

Failure to comply with covenants in our loan agreement with Silicon Valley Bank could result in our inability to borrow additional funds and adversely impact our business.

We have entered into a loan and security agreement with the Silicon Valley Bank to fund our business operations. This loan agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of June 30, 2010. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

We might require additional capital to respond to business challenges or acquisitions, and such capital might not be available.

We may need to engage in additional equity or debt financing, such as the loan agreement with SVB we entered into in June 2010, to respond to business challenges or acquire complementary businesses and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock and may include rights, preferences or privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ Global Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While this new law is primarily focused on bank reform and consumer protection, it also makes significant changes to corporate governance and executive compensation rules for public companies across all industries. The effects of this new law remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During six months ended June 30, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $12.48 to $20.69 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	RESERVED

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit

10.1	2006 Equity Incentive Plan, as amended and restated.	8-K	000-30755	99.01	May 3, 2010

10.2	Form of Amendment to Change of Control Retention and Severance Agreement.	8-K	000-30755	99.02	May 3, 2010

10.3	Loan and Security Agreement, dated as of June 7, 2010, by and between Cepheid and Silicon Valley Bank.	8-K	000-30755	10.01	June 9, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consoli1ated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4th day of August 2010.

CEPHEID
(Registrant)

/s/ JOHN L. BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANDREW D. MILLER
Andrew D. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1	2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.01 of the Company’s Form 8-K filed on May 3, 2010).

10.2	Form of Amendment to Change of Control Retention and Severance Agreement (incorporated by reference to Exhibit 99.02 of the Company’s Form 8-K filed on May 3, 2010).

10.3	Loan and Security Agreement, dated as of June 7, 2010, by and between Cepheid and Silicon Valley Bank (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed on June 9, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.