Form 10-Q
period 2010-09-30
CEPHEID
filed 2010-11-04
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010 there were 60,275,573 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2010

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,191	$35,786
Short-term investments	—	21,636
Put option	—	3,295
Accounts receivable, net	25,426	23,014
Inventory	37,800	38,015
Prepaid expenses and other current assets	3,871	2,421

Total current assets	132,288	124,167
Property and equipment, net	26,261	24,021
Other non-current assets	739	495
Intangible assets, net	26,803	30,817
Goodwill	18,401	18,626

Total assets	$204,492	$198,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,363	$22,068
Accrued compensation	9,798	8,869
Accrued royalties	8,805	12,929
Accrued and other liabilities	2,261	1,800
Current portion of deferred revenue	4,492	2,923
Current portion of notes payable	1,139	108
Bank borrowing	—	14,618

Total current liabilities	49,858	63,315
Long-term portion of deferred revenue	2,257	2,279
Notes payable, less current portion	3,891	732
Other liabilities	3,368	4,234

Total liabilities	59,374	70,560

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 60,200,281 and 58,644,990 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	285,241	273,052
Additional paid-in capital	68,792	56,408
Accumulated other comprehensive income	612	371
Accumulated deficit	(209,527)	(202,265)

Total shareholders’ equity	145,118	127,566

Total liabilities and shareholders’ equity	$204,492	$198,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	54,877	40,798	150,707	116,946
Other revenue	1,178	837	3,035	4,477

Total revenues	56,055	41,635	153,742	121,423

Costs and operating expenses:
Cost of product sales	27,279	23,765	78,565	67,705
Collaboration profit sharing	2,404	1,306	5,713	6,547
Research and development	10,986	8,744	30,837	29,397
Sales and marketing	9,969	7,040	28,214	20,769
General and administrative	6,033	5,223	17,596	15,832
Gain from legal settlement	—	(243)	—	(243)
Restructuring charge	—	—	—	747

Total costs and operating expenses	56,671	45,835	160,925	140,754

Loss from operations	(616)	(4,200)	(7,183)	(19,331)
Other income (expense):
Interest income	6	69	160	317
Interest expense	(107)	(99)	(218)	(247)
Foreign currency exchange gain (loss) and other	(8)	146	(588)	577

Other income (expense), net	(109)	116	(646)	647

Loss before benefit (provision) for income taxes	(725)	(4,084)	(7,829)	(18,684)
Benefit (provision) for income taxes	(397)	245	567	464

Net loss	$(1,122)	$(3,839)	$(7,262)	$(18,220)

Basic net loss per share	$(0.02)	$(0.07)	$(0.12)	$(0.31)

Diluted net loss per share	$(0.02)	$(0.07)	$(0.12)	$(0.31)

Shares used in computing basic net loss per share	59,987	58,335	59,476	58,075

Shares used in computing diluted net loss per share	59,987	58,335	59,476	58,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,262)	$(18,220)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	6,877	6,345
Amortization of intangible assets	5,220	5,117
Amortization of prepaid compensation expense	—	147
Stock-based compensation related to employees and consulting services rendered	12,314	11,031
Write-offs of other intangible assets acquired in acquisitions	25	—
Unrealized gain on auction rate securities	(1,714)	(8,490)
Unrealized loss on put option	1,844	7,900
Deferred rent	19	(5)
Changes in operating assets and liabilities:
Accounts receivable	(2,412)	(2,113)
Inventory	285	(319)
Prepaid expenses and other current assets	(790)	1,574
Other non-current assets	(244)	394
Accounts payable and other current liabilities	(2,913)	8,465
Accrued compensation	929	(646)
Deferred revenue	1,547	498

Net cash provided by operating activities	13,725	11,678
Cash flows from investing activities:
Capital expenditures	(9,261)	(7,119)
Payments for technology licenses	(1,000)	(1,500)
Cost of acquisitions, net	(1,300)	(148)
Proceeds from the sales of short-term investments	24,800	100
Proceeds from the sale of fixed assets	89	16
Transfer from restricted cash	—	1,500

Net cash provided by (used in) investing activities	13,328	(7,151)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	12,189	5,174
Proceeds from notes payable	4,448	—
Principal payment of bank borrowing	(14,618)	(40)
Principal payment of notes payable	(258)	—

Net cash provided by financing activities	1,761	5,134
Effect of exchange rate change on cash	591	202

Net increase in cash and cash equivalents	29,405	9,863
Cash and cash equivalents at beginning of period	35,786	23,478

Cash and cash equivalents at end of period	$65,191	$33,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

The condensed consolidated balance sheet at September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2010 or for any future period. The condensed consolidated balance sheet as of December 31, 2009 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Within the cash flow from operating activities section of the condensed consolidated statements of cash flows and within the current liabilities section of the condensed consolidated balance sheets, certain amounts have been reclassified to conform to the current period presentation.

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

Auction Rate Securities

We no longer hold any auction rate securities at September 30, 2010. On June 30, 2010, we notified UBS, the fund manager with which we held our auction rate securities, of our intent to exercise our put option to sell our portfolio of auction rate securities, which were classified as trading securities and recorded at fair value, at par to UBS for $11.8 million. The sale of the auction rate securities settled on July 1, 2010, and $10.5 million of cash was received on the same day, representing the par value of the auction rate securities, net of the related line of credit.

Prior to July 1, 2010, we valued our auction rate securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. Our portfolio of auction rate securities had failed to settle at auction since March 2008. We collected interest on the investments that failed to settle at auction at the maximum contractual rate.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we held our auction rate securities. Under the settlement, we had the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (“put option exercise period”). Since the settlement agreement was a legally enforceable firm commitment, the put option was recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option was based on the difference in value between the par value and the fair value of the associated auction rate securities. We elected to measure the put option at its fair value, and subsequent changes in fair value also were recognized in respective period financial results. At December 31, 2009, our put option was recorded at fair value, at par for $3.3 million and we had classified these securities as trading. On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities, which were classified as trading securities and recorded at fair value, at par to UBS for $11.8 million. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest that we paid on the credit line would not exceed the interest that we received on the auction rate securities that we had pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. On July 1, 2010, we paid down the outstanding loan balance of $1.3 million at June 30, 2010, such that there was no outstanding balance at September 30, 2010, and had an outstanding balance of $14.6 million, which approximated the carrying value, at December 31, 2009.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of 2010, we did not record any gain or loss to other income (expense) related to auction rate securities and the put option. In the third quarter of 2009, we recorded a gain to other income (expense), net of $1.6 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.4 million to reduce the estimated fair value of the put option. In the first nine months of 2010, we recorded a gain to other income (expense), net of $1.7 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.8 million to reduce the estimated fair value of the put option. In the first nine months of 2009, we recorded a gain to other income (expense), net of $8.5 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $7.9 million to reduce the estimated fair value of the put option.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of approximately $1.2 million was included in inventory as of each of September 30, 2010 and December 31, 2009.

The components of inventory were as follows (in thousands):

	September 30, 2010	December 31, 2009
Raw Materials	$15,331	$16,615
Work in Process	12,182	10,933
Finished Goods	10,287	10,467

	$37,800	$38,015

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$918	$650	$652	$655
Costs incurred and charged against reserve	(99)	(91)	(455)	(418)
Accrual related to current period product sales	459	294	1,228	850
Adjustment to pre-existing warranties	(169)	(208)	(316)	(442)

Balance at end of period	$1,109	$645	$1,109	$645

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet in other assets or liabilities at their fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. Our foreign exchange contracts were not designated as hedging transactions, therefore, the changes in fair value of the derivatives are recorded in earnings. The Company enters into approximately two to six derivatives per quarter ranging from $0.1 million to $11.5 million in notional value each with a total notional value of approximately $11.0 million and $8.4 million in the third quarter of 2010 and 2009, respectively. As of September 30, 2010, we had two outstanding foreign exchange forward contracts, which were recorded as a derivative liability within accrued and other liabilities with a fair value of approximately $34,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. During the three months ended September 30, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax loss of approximately $0.9 million and $0.5 million, respectively. During the nine months ended September 30, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.6 million and a pre-tax loss of approximately $0.8 million, respectively.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Loss per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 5,897,000 and 6,392,000 for the three months ended September 30, 2010 and 2009, respectively, and 5,491,000 and 7,745,000 for the nine months ended September 30, 2010 and 2009, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income. As of September 30, 2010 and 2009, the Company’s accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,122)	$(3,839)	$(7,262)	$(18,220)
Other comprehensive income (loss):
Foreign currency translation adjustments	102	429	241	487

Comprehensive loss	$(1,020)	$(3,410)	$(7,021)	$(17,733)

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

Balance as of September 30, 2010:	Level 1	Level 2	Level 3	Total
Assets:
Cash	$65,191	$—	$—	$65,191

Total	$65,191	$—	$—	$65,191

Liabilities:
Foreign currency derivatives	—	$34	—	$34

Total	$—	$34	$—	$34

Balance as of December 31, 2009:	Level 1	Level 2	Level 3	Total
Assets:
Cash	$30,208	$—	$—	$30,208
Cash equivalent - money market funds	5,578	—	—	5,578
Short-term investments - taxable auction rate securities	—	—	21,636	21,636
Put option	—	—	3,295	3,295

Total	$35,786	$—	$24,931	$60,717

Liabilities:
Foreign currency derivatives	—	$28	—	$28

Total	$—	$28	$—	$28

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

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and since then each auction in our portfolio failed. Prior to the settlement of exercising our put option to sell the auction rate securities held in our accounts with UBS to UBS at par value on July 1, 2010, we had classified the auction rate securities as short-term assets on our condensed consolidated balance sheet as of December 31, 2009. These investments were valued at fair value. The following table provides a summary of changes in fair value of our auction rate securities and put option for the nine-month periods ended September 30, 2010 and 2009 (in thousands):

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3
Balance at January 1, 2010	$24,931
Settlements	(24,800)
Unrealized gain of auction rate securities included in current period earnings	1,714
Unrealized loss of put option included in current period earnings	(1,845)

Balance at September 30, 2010	$—

Level 3

Balance at January 1, 2009	$24,539
Settlements	(100)
Unrealized gain of auction rate securities included in current period earnings	8,490
Unrealized loss of put option included in current period earnings	(7,899)

Balance at September 30, 2009	$25,030

Our investment portfolio of auction rate securities was structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities well in excess of ten years. Our auction rate securities consisted of investments that were backed by pools of student loans, which were principally guaranteed by the Federal Family Educational Loan Program, or insured. We believed that the credit quality of these securities was high based on these guarantees. We determined the fair market values of our financial instruments based on the fair value hierarchy requirements for an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Until the first quarter of 2008, the fair values of our auction rate securities were determinable by reference to frequent successful Dutch auctions of such securities, which settled at par. Therefore, at the adoption date, we had categorized our investments in auction rate securities as Level 1. Given the failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or the security being called and discount factors.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we held our auction rate securities. Under the settlement, we had the option to sell the auction rate securities held in our accounts with UBS to UBS at par value during the put option exercise period. Since the settlement agreement was a legally enforceable firm commitment, the put option was recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option was based on the difference in value between the par value and the fair value of the associated auction rate securities. We elected to measure the put option at its fair value, and subsequent changes in fair value also were recognized in respective period financial results. At December 31, 2009, our put option was recorded at fair value, at par for $3.3 million and we had classified these securities as trading. On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities, which were classified as trading securities and recorded at fair value, at par to UBS for $11.8 million. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest that we paid on the credit line would not exceed the interest that we received on the auction rate securities that we had pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. On July 1, 2010, we paid down the outstanding loan balance of $1.3 million at June 30, 2010, such that there was no outstanding balance at September 30, 2010, and had an outstanding balance of $14.6 million, which approximated the carrying value, at December 31, 2009.

In the third quarter of 2010, we did not record any gain or loss to other income (expense) related to auction rate securities and the put option. In the third quarter of 2009, we recorded a gain to other income (expense), net of $1.6 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.4 million to reduce the estimated fair value of the put option. In the first nine months of 2010, we recorded a gain to other income (expense), net of $1.7 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.8 million to reduce the estimated fair value of the put option. In the first nine months of 2009, we recorded a gain to other income (expense), net of $8.5 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $7.9 million to reduce the estimated fair value of the put option.

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

Balance, September 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(25,652)	$18,855
Technology acquired in acquisitions	8,724	(2,941)	5,783
Other	4,303	(2,138)	2,165

	$57,534	$(30,731)	$26,803

Balance, December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(21,792)	$22,715
Technology acquired in acquisitions	8,613	(2,027)	6,586
Other	3,183	(1,667)	1,516

	$56,303	$(25,486)	$30,817

During the first nine months of 2010, the Company completed 2 acquisitions of certain assets of distributors. These acquisitions were not material, individually nor in the aggregate. Technology acquired in acquisitions and other intangible assets increased a total of $1.2 million at September 30, 2010 from December 31, 2009. Of that increase, $1.1 million related to other intangibles acquired in the acquisitions of certain assets of distributors and $0.1 million as a result of currency translation to foreign subsidiaries whose functional currency is not the U.S. dollar.

Included in licenses was $19.9 million in connection with a patent license agreement with F. Hoffman-La Roche Ltd. (“Roche”), effective July 1, 2004. The net carrying value of this license was $7.5 million and $9.0 million at September 30, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets was $1.7 million for both the three months ended September 30, 2010 and 2009, and $5.2 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. The expected future annual amortization expense of intangible assets recorded on our condensed consolidated balance sheet as of September 30, 2010 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2010 (remaining three months)	$1,765
2011	6,924
2012	5,545
2013	4,832
2014	3,494
Thereafter	4,243

Total expected future annual amortization	$26,803

As of September 30, 2010, goodwill decreased $0.2 million from $18.6 million at December 30, 2009 to $18.4 million at September 30, 2010 as a result of currency translation to foreign subsidiaries whose functional currency is not the U.S. dollar.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Product sales by market:
Clinical Systems	$8,543	$5,804	$21,665	$16,246
Clinical Reagents	33,215	24,098	94,412	64,101

Total Clinical	41,758	29,902	116,077	80,347
Industrial	4,693	4,986	14,059	13,010
Biothreat	7,291	3,985	17,534	19,666
Partner	1,135	1,925	3,037	3,923

Total product sales	$54,877	$40,798	$150,707	$116,946

We currently sell our products through our direct sales force and through third-party distributors. There was one direct customer that accounted for 13% and 10% of total product sales for the three months ended September 30, 2010 and 2009, respectively, and the same customer accounted for 12% and 17% of total product sales for the nine months ended September 30, 2010 and 2009, respectively. The same customer’s accounts receivable balance represented 1% and 12% of total accounts receivable, net as of September 30, 2010 and December 31, 2009, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, China, Mexico and other parts of the world.

The following table provides a breakdown of product sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product Sales Geographic information:
North America
Clinical	$33,796	$22,913	$91,506	$61,424
Other	11,624	9,100	29,232	31,127

Total North America	45,420	32,013	120,738	92,551
International
Clinical	$7,962	$6,989	$24,571	$18,922
Other	1,495	1,796	5,398	5,473

Total International	9,457	8,785	29,969	24,395

Total product sales	$54,877	$40,798	$150,707	$116,946

No single country outside of the U.S. represented more than 10% of our total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Life Technologies Corporation (“LIFE”) under our collaboration agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $2.4 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $5.7 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The stock-based compensation expense in the condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product sales	$828	$647	$1,835	$1,729
Research and development	1,321	1,048	3,838	3,895
Sales and marketing	805	613	2,847	1,991
General and administrative	1,441	1,048	3,794	3,416

Total stock-based compensation expense	$4,395	$3,356	$12,314	$11,031

Stock-based compensation cost of approximately $1.2 million was included in inventory as of September 30, 2010 and December 31, 2009.

A summary of option activity under all plans is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	9,752	$11.52
Granted	1,338	$19.65
Exercised	(1,032)	$8.85
Forfeited	(228)	$16.25

Outstanding, September 30, 2010	9,830	$12.80	4.34	$64,874

Exercisable, September 30, 2010	6,513	$10.98	3.70	$53,504
Vested and expected to vest, September 30, 2010	9,205	$12.57	4.27	$62,561

A summary of all restricted stock plan activity, which consists of restricted stock awards and restricted stock units, is as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	65	$14.60
Granted	282	15.02
Vested/Released	(58)	15.14
Cancelled	(8)	8.43

Outstanding, September 30, 2010	281	$14.99

The fair value of our stock options granted to employees and shares purchased by employees under the ESPP was estimated using the following assumptions:

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OPTION SHARES:
Expected Term (in years)	4.61	4.52	4.61	4.52
Volatility	0.55	0.75	0.56	0.73
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	1.41%	2.21%	2.19%	1.82%
Estimated Forfeitures	7.74%	8.14%	7.74%	8.01%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.59	0.84	0.65	0.84
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.37%	0.62%	0.46%	0.62%

The weighted average fair value of our stock options granted to employees was $7.80 and $7.42 for the three months ended September 30, 2010 and 2009, respectively, and $9.34 and $5.02 for the nine months ended September 30, 2010 and 2009, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $7.00 and $3.60 for the three months ended September 30, 2010 and 2009, respectively, and $6.90 and $3.60 for the nine months ended September 30, 2010 and 2009, respectively.

7. Income Taxes

The income tax provision of $0.4 million for the three months ended September 30, 2010 relates primarily to an increase in taxable income in our French subsidiary, partially offset by a tax benefit for research and development tax credits and the amortization of acquired intangibles in Sweden. The income tax benefit of $0.2 million for the three months ended September 30, 2009 relates primarily to research and development tax credits and the amortization of acquired intangibles in Sweden. The income tax benefit of $0.6 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively, relates primarily to research and development tax credits and the amortization of acquired intangibles in Sweden.

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

Our total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2009 were $0.2 million and $4.7 million, respectively. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the nine months ended September 30, 2010, we do not currently believe that there will be a significant increase or decrease in unrecognized tax benefits. Based on our analysis, no significant change to reserves has occurred in the nine months ended September 30, 2010.

8. Commitments and Contingencies

Net rent expense for all operating leases, partially offset by subleasing a portion of our office space to a third party, for the three months ended September 30, 2010 and 2009, was $1.1 million and $1.0 million, respectively, and for the nine months ended September 30, 2010 and 2009, was $3.0 million and $2.7 million, respectively . The minimum lease payments under non-cancelable operating leases, net of future minimum contractual sublease income, as of September 30, 2010, are as follows (in thousands):

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Years Ending December 31,	Net Lease Payments
2010 (remaining three months)	$1,024
2011	5,482
2012	5,094
2013	4,759
2014 and thereafter	23,264

Total minimum payments	$39,623

As of September 30, 2010, purchase commitments consisted of $4.6 million, $3.7 million, $2.5 million, $2.5 million and $0 for the remainder of 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

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

On June 28, 2010, Abaxis, Inc. filed suit in United States District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes on U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim.

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

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of derivative instruments in our condensed consolidated balance sheet as of September 30, 2010 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$—	Accrued and other liabilities	$34

The fair value of derivative instruments in our condensed consolidated balance sheet as of December 31, 2009 was as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Category	Balance Sheet Location	Fair Value (assets)	Balance Sheet Location	Fair Value (liabilities)
Derivatives not designated as hedging instruments:
Forward exchange forward contracts	Prepaid expense and other current assets	$—	Accrued and other liabilities	$28

The effect of derivative instruments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2010 was as follows (in thousands):

			Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Designation	Trade Type	Statement of Operations Location	Gain (Loss) Recognized	Gain (Loss) Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain (loss) and other	$(875)	$595

The effect of derivative instruments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2009 was as follows (in thousands):

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Designation	Trade Type	Statement of Operations Location	Loss Recognized	Loss Recognized
Derivatives Not Designated as Hedging Instruments	Forward exchange forward contracts	Foreign currency exchange gain (loss) and other	$(518)	$(809)

10. Gain from Legal Settlement

During the third quarter of 2009, we entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid us $0.2 million, which we have recorded as a gain.

11. Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. All amounts pertaining to the 2009 restructuring were paid in 2009. We recognized no restructuring expenses during the first nine months of 2010.

12. Notes Payable and Bank Borrowing

Notes payable

On June 7, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provided for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which was funded in the third quarter of 2010 and $2.0 million of which must be requested by the Company no later than November 1, 2010, with a maturity date for each term loan of 48 months following funding and bearing interest no less than 5.5%. The borrowings under the Loan Agreement are collateralized by a first priority security interest in certain assets of the Company. The Company had an outstanding balance of $3.8 million on the term line and no outstanding balance under the revolving credit line at September 30, 2010. The loan agreement requires the Company to maintain no less than 75% of its consolidated cash and cash equivalents in the operating bank accounts in the U.S. as collateral. Also, the loan agreement requires a covenant for the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interest, Taxes, Depreciation and Amortization on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these covenants or otherwise breaches the loan agreement, the Company may be required to repay the loans prior to their stated maturity dates, and the bank may be able to foreclose on any collateral in the Company’s operating accounts. The Company was in compliance with these covenants as of September 30, 2010. As of September 30, 2010, the minimum SVB loan principal payments are as follows (in thousands):

Years Ending December 31,	SVB Loan Payments
2010 (remaining three months)	$250
2011	1,000
2012	1,000
2013	1,000
2014 and thereafter	542

Total minimum payments	$3,792

The Company had an outstanding note payable of $1.2 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively, with its real property in France pledged as collateral for the loan.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Bank Borrowing

The UBS comprehensive settlement agreement permitted the Company to establish a demand revolving credit line, payable on demand, in an amount up to 75% of the fair market value of the auction rate securities at a net no cost, meaning that the interest the Company paid on the credit line would not exceed the interest that the Company received on the auction rate securities that the Company had pledged as security for the credit line. The Company borrowed $14.7 million on the line of credit on November 10, 2008 and had no outstanding balance at September 30, 2010 and an outstanding balance of $14.6 million at December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the impact of the current uncertainty in global economic conditions on our target markets and our business; continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; testing volumes for other infections; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; our ability to respond to changing laws and regulations affecting our industry; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; the scope and timing of actual USPS funding of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Revenues:
System sales	$12,491	$10,628	18%	$33,216	$27,448	21%
Reagent and disposable sales	42,386	30,170	40%	117,491	89,498	31%

Total product sales	54,877	40,798	35%	150,707	116,946	29%
Other revenue	1,178	837	41%	3,035	4,477	-32%

Total revenues	$56,055	$41,635	35%	$153,742	$121,423	27%

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Product sales by market:
Clinical Systems	$8,543	$5,804	47%	$21,665	$16,246	33%
Clinical Reagents	33,215	24,098	38%	94,412	64,101	47%

Total Clinical	41,758	29,902	40%	116,077	80,347	44%
Industrial	4,693	4,986	-6%	14,059	13,010	8%
Biothreat	7,291	3,985	83%	17,534	19,666	-11%
Partner	1,135	1,925	-41%	3,037	3,923	-23%

Total product sales	$54,877	$40,798	35%	$150,707	$116,946	29%

Total product sales increased 35% to $54.9 million in the third quarter of 2010 from $40.8 million in the third quarter of 2009. The increase was primarily a result of an increase in our Clinical sales of $11.9 million, or 40%. Clinical Reagents grew $9.1 million, or 38%, driven primarily by an increase in sales of our healthcare associated infections (“HAI”) portfolio of tests as well as our Xpert EV, Xpert GBS and Xpert MTB/RIF tests. Clinical Systems grew $2.7 million, or 47%, primarily due to increased GeneXpert System sales. While uncertainty remains in the hospital capital equipment market, we believe it has stabilized, to some extent, from the challenging economic environment in the third quarter of 2009. In the Biothreat market, product sales increased $3.3 million, or 83%, primarily due to the timing of the contractual commitment of anthrax test cartridge sales to Northrop Grumman/USPS. Partner sales decreased $0.8 million, or 41%, primarily due to an overall decline in the legacy business. Industrial sales decreased $0.3 million, or 6%, due to decreased systems sales.

Total product sales increased 29% to $150.7 million in the first nine months of 2010 from $116.9 million in the first nine months of 2009. The increase was a result of an increase in our Clinical sales of $35.7 million, or 44%. Clinical Reagents grew $30.3 million, or 47%, driven primarily by an increase in sales of our HAI portfolio of tests as well as our Xpert Flu A Panel and Xpert MTB/RIF tests. Clinical Systems grew $5.4 million, or 33%, primarily due to increased GeneXpert System sales. Industrial sales increased $1.0 million, or 8%, primarily due to both increased reagent and systems sales. In the Biothreat market, product sales decreased $2.1 million, or 11%, primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS. Partner sales decreased $0.9 million, or 23%, due to an overall decline in the legacy business.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Product Sales Geographic information:
North America
Clinical	$33,796	$22,913	47%	$91,506	$61,424	49%
Other	11,624	9,100	28%	29,232	31,127	-6%

Total North America	45,420	32,013	42%	120,738	92,551	30%

International
Clinical	$7,962	$6,989	14%	$24,571	$18,922	30%
Other	1,495	1,796	-17%	5,398	5,473	-1%

Total International	9,457	8,785	8%	29,969	24,395	23%

Total product sales	$54,877	$40,798	35%	$150,707	$116,946	29%

Product sales in North America increased $13.4 million, or 42%, from $32.0 million in the third quarter of 2009 to $45.4 million in the third quarter of 2010. The increase in North American product sales was primarily driven by a $10.9 million increase in Clinical sales, driven by increases in both instrument and reagent sales, and $2.5 million increase in Other product sales due to an increase in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market. Product sales in North America increased $28.2 million, or 30%, from $92.6 million in the first nine months of 2009 to $120.7 million in the first nine months of 2010. The increase in North American product sales was primarily driven by a $30.1 million increase in Clinical sales, driven by increases in both instrument and reagent sales. The increase in Clinical sales was offset by a $1.9 million decline in Other product sales due to a decrease in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market.

International product sales, which primarily represent sales in Europe, increased $0.7 million, or 8%, from $8.8 million in the third quarter of 2009 to $9.5 million in the third quarter of 2010 and increased $5.6 million, or 23%, from $24.4 million in the first nine months of 2009 to $30.0 million in the first nine months of 2010 due to growth in Clinical sales. International Clinical sales growth was primarily driven by higher reagent sales of our HAI tests as well as Xpert MTB/RIF.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue of $1.2 million for the three months ended September 30, 2010 increased 41% from $0.8 million for the same period in 2009. The increase was primarily due to preliminary work associated with a funded program for the commercialization and further development of our Xpert BCR-ABL test for monitoring the BCR-ABL gene transcript. Other revenue of $3.0 million for the nine months ended September 30, 2010 decreased 32% from $4.5 million for the same period in 2009. The decrease was primarily due to the completion of a funded grant program associated with the development of a 6-color GeneXpert system as well as the conclusion of the recognition of revenue related to a license fee received from bioMerieux, Inc. in the first quarter of 2009. We expect that our other revenue in the remainder of 2010 will increase as we continue the further development of our Xpert BCR-ABL test.

Costs and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Costs and operating expenses:
Cost of product sales	$27,279	$23,765	15%	$78,565	$67,705	16%
Collaboration profit sharing	2,404	1,306	84%	5,713	6,547	-13%
Research and development	10,986	8,744	26%	30,837	29,397	5%
Sales and marketing	9,969	7,040	42%	28,214	20,769	36%
General and administrative	6,033	5,223	16%	17,596	15,832	11%
Gain from legal settlement	—	(243)	-100%	—	(243)	-100%
Restructuring charge	—	—	0%	—	747	-100%

Total costs and operating expenses	$56,671	$45,835	24%	$160,925	$140,754	14%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchases of Sangtec and Stretton. Cost of product sales increased 15%, or $3.5 million, from $23.8 million in the third quarter of 2009 to $27.3 million in the third quarter of 2010, as a result of the increased overall product sales. Our product gross margin percentage was 50% for the third quarter of 2010 and 42% for the third quarter of 2009. Cost of product sales increased 16%, or $10.9 million, from $67.7 million in the nine months ended September 30, 2009 to $78.6 million in the nine months ended September 30, 2010, as a result of the increased overall product sales. Our product gross margin percentage was 48% for the nine months ended September 30, 2010 and 42% for the nine months ended September 30, 2009. The increase in product gross margin percentages in the three and nine months ended September 30, 2010 versus the same periods in 2009 was primarily due to favorable product mix with higher margin Clinical reagent sales comprising a higher percentage of our total product revenue, phase out in August 2010 of royalty payments to Roche related to U.S. PCR sales, a decrease in royalties to Abaxis, Inc. due to a manufacturing process change as well as Clinical reagent volume increases and manufacturing efficiencies driving lower Clinical reagent unit costs. We expect the product gross margin percentage to continue to increase in the remainder of 2010 as we continue to benefit from the phase out of certain royalties.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense increased to $2.4 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009, as a result of increased anthrax cartridge sales under the USPS BDS program. Collaboration profit sharing expense was $5.7 million and $6.5 million for the first nine months of 2010 and 2009, respectively, as a result of decreased anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 26% to $11.0 million for the third quarter of 2010 from $8.7 million for the third quarter of 2009. The increase in research and development expenses of approximately $2.2 million is primarily due to a $1.0 million increase in salaries and employee-related expenses, a $0.9 million increase in trial costs and a $0.1 million increase in contractor costs.

For the nine months ended September 30, 2010, research and development expenses increased 5% to $30.8 million as compared to $29.4 million for the nine months ended September 30, 2009. The increase in research and development expenses of $1.4 million is primarily due to a $1.2 million increase in research and development supplies for trials, a $1.0 million increase in salaries and employee-related expenses and a $0.1 million increase in contractor costs, offset by a $1.1 million decrease in trial costs. We expect that our research and development expenses will increase in the remainder of 2010 as we expect to have an increase in our trial costs for products currently under development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 42% to $10.0 million for the third quarter of 2010 from $7.0 million for the third quarter of 2009. The increase in sales and marketing expenses is primarily due to a $1.8 million increase in salaries and employee-related expenses, a $0.7 million increase in tradeshow and sales meeting expenses and a $0.1 million increase in contractor costs.

Sales and marketing expenses increased 36% to $28.2 million for the nine months ended September 30, 2010 from $20.8 million for the nine months ended September 30, 2009. The increase in sales and marketing expenses of $7.4 million is primarily due to a $3.9 million increase in salaries and employee-related expenses, a $2.0 million increase in tradeshow, advertising and sales meeting expenses and a $0.3 million increase in contractor costs. We expect our sales and marketing expenses will increase in the remainder of 2010 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our HAI disease products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased 16% to $6.0 million for the third quarter of 2010 from $5.2 million for the third quarter of 2009. The increase in general and administrative expenses of $0.8 million is primarily due to an increase of $0.9 million in salaries and employee-related expenses.

General and administrative expenses increased 11% to $17.6 million for the nine months ended September 30, 2010 from $15.8 million for the nine months ended September 30, 2009. The increase in general and administrative expenses of $1.8 million is primarily due to a $1.3 million increase in salaries and employee-related expenses and an increase of $0.6 million of professional services. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenues in the remainder of 2010.

Gain from Legal Settlement

During the third quarter of 2009, we entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid us $0.2 million, which we have recorded as a gain.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, mainly related to severance. As of September 30, 2010, all amounts pertaining to the 2009 restructuring have been paid. We recognized no restructuring expenses during the first nine months of 2010.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Other income (expense), net:
Interest income	$6	$69	-91%	$160	$317	-50%
Interest expense	(107)	(99)	8%	(218)	(247)	-12%
Foreign currency exchange gain (loss) and other	(8)	146	-105%	(588)	577	-202%

Total other income (expense), net	$(109)	$116	-194%	$(646)	$647	-200%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. Interest income decreased to $6,000 for the third quarter of 2010 from $69,000 for the third quarter of 2009 and decreased to $160,000 for the nine months ended September 30, 2010 from $317,000 for the nine months ended September 30, 2009 due to lower interest rates and lower auction rate securities portfolio balances in 2010 as compared to 2009. Interest expense increased slightly from $99,000 for the three months ended September 30, 2009 to $107,000 for the three months ended September 30, 2010. Interest expense decreased from $247,000 for the nine months ended September 30, 2009 to $218,000 for the nine months ended September 30, 2010 primarily due to lower interest expense related to our UBS loan, as the loan balance decreased from $14.6 million at September 30, 2009 to no outstanding balance at September 30, 2010. Foreign currency exchange gain (loss) and other decreased $0.2 million for the three months ended September 30, 2010 as compared to the same period ended September 30, 2009 and $1.2 million for the nine months ended September 30, 2010 as compared to the same period ended September 30, 2009 as a result of foreign exchange losses due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)
	(In thousands)
Net cash provided by operating activities	$13,725	$11,678	$2,047
Net cash provided by (used in) investing activities	13,328	(7,151)	20,479
Net cash provided by financing activities	1,761	5,134	(3,373)

As of September 30, 2010, we had $65.2 million in cash and cash equivalents. The $29.4 million increase in total cash and cash equivalents for the nine months ended September 30, 2010 consisted primarily of $13.7 million provided by operating activities, $13.3 million provided by investing activities and $1.8 million provided by financing activities.

Net cash provided by operating activities was $13.7 million and $11.7 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The net cash provided by operating activities in the first nine months in 2010 was primarily comprised of net loss, which decreased from the first nine months of 2009, plus the net effect of non-cash expenses and working capital uses of cash, which increased from the first nine months in 2009. Non-cash expenses are comprised of stock-based compensation, unrealized loss on put option, depreciation and amortization expenses and deferred rent expense, offset by an unrealized gain on auction rate securities. The primary working capital uses of cash for the nine months ended September 30, 2010 were decreases in accounts payable and other liabilities, an increase in accounts receivable, driven by higher revenue than in the prior year and increases in prepaid expenses and other current assets. The primary working capital sources of cash were increases in deferred revenue and accrued compensation.

Net cash provided by (used in) investing activities was $13.3 million and $(7.2) million for the nine months ended September 30, 2010 and September 30, 2009, respectively. For the nine months ended September 30, 2010, net cash provided by investing activities consisted of proceeds from the sales and maturities of short-term investments, offset by net capital expenditures, the cost of asset acquisitions and payments for technology licenses. The sales and maturities of short-term investments were related to the settlement of $24.8 million of our auction rate securities. For the nine months ended September 30, 2009, net cash used in investing activities consisted of net capital expenditures, payments for technology licenses and the cost of an acquisition, offset by a transfer from restricted cash and proceeds from sales and maturities of short-term investments. The change in net cash provided by investing activities for the nine months ended September 30, 2010 from the same period ended September 30, 2009 is primarily due to an increase in proceeds from the maturities of short-term investments offset by an increase in capital expenditures.

Net cash provided by financing activities was $1.8 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. As of September, 2010, we have paid down the principal balances on our UBS loan due to $24.8 million of our auction rate securities that settled. The increase of principal payment of bank borrowing was offset by an increase in net proceeds from the issuance of common shares under our employee stock purchase plan and exercises of stock options.

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our minimum lease payments under non-cancelable operating leases and the net of future minimum contractual sublease income and Note 12 to the Condensed Consolidated Financial Statements for detailed information regarding our existing notes payable.

Off-Balance-Sheet Arrangements

As of September 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore, we have not included quantitative tabular disclosure in this Form 10-Q.

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended September 30, 2010 were transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, the Benelux region, and the United Kingdom. In the third quarter of 2010 and the first nine months of 2010, international sales were approximately 17% and 20%, respectively, of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results. We enter into approximately two to six derivatives per quarter ranging from $0.1 million to $11.5 million in notional value each with a total notional value of approximately $11.0 million and $8.4 million in the third quarter of 2010 and 2009, respectively. As of September 30, 2010, we had two outstanding foreign exchange forward contracts which were recorded as a derivative liability within accrued and other liabilities with a fair value of approximately $34,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. During the nine months ended September 30, 2010 and 2009, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our condensed consolidated statement of operations was a pre-tax gain of approximately $0.6 million and a pre-tax loss of $0.8 million, respectively.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any currency contracts for trading purposes.

As described above, we had $11.8 million invested in auction rate securities at cost and on July 1, 2010, we settled these auction rate securities, for which we received $10.5 million in cash, representing the par value of those auction rate securities net of the related line of credit. Please see Note 2 to our financial statements included herein for a description of our auction rate securities and settlement with UBS.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in United States District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes on U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim.

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

We may not achieve profitability.

We have incurred operating losses in each period since our inception. We experienced net losses of approximately $22.4 million in 2008, $22.5 million in 2009 and $7.3 million for the first nine months of 2010 and we do not anticipate that we will achieve profitability for 2010. As of September 30, 2010, we had an accumulated deficit of approximately $209.5 million. Our ability to become profitable will depend on our ability to continue to increase our revenues, which is subject to a number of factors including the uncertainty of the impact of global economic conditions on our customers, suppliers and partners, our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, and global economic and political conditions. Our ability to become profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by the recent global recession. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during challenging economic times, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the reoccurrence, timing, strength or duration of any economic slowdown or any economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Our operating results may fluctuate significantly and any failure to meet financial expectations may result in a decline in our stock price.

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

Regulations applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

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

Comprehensive healthcare reform legislation, signed into law on March 23, 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new healthcare regulations. Complying with new regulations may divert management resources, and inadvertent failure to comply with new regulations may result in penalties being imposed on us. Various healthcare reform proposals have also emerged at the state level, and it is unclear which, if any, of these proposals will be enacted and what impact any resulting laws would have on our operations.

Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington, Bromma and Solna, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

The federal medical device tax by the U.S. government could adversely affect our business, profitability and stock price.

The comprehensive healthcare reform legislation includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe will include all of our Clinical products sold in the U.S. The exact impact of this excise tax is not currently clear. We may seek to pass this tax onto our customers. If we are unsuccessful, our future operating results could be harmed, which in turn could cause the price of our stock to decline. Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, and the continuous growth of managed care, together with efforts to reform the health care delivery system in the U.S. and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful health care groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 1 “Legal Proceedings.” Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to this claim and others that may arise in the future of patent infringement could likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

Our manufacturing facilities are located in Sunnyvale, California, Bothell, Washington, Bromma and Solna, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

Failure to comply with covenants in our loan agreement with SVB could result in our inability to borrow additional funds and adversely impact our business.

We have entered into a loan and security agreement with the SVB to fund our business operations. This loan agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of September 30, 2010. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the nine months ended September 30, 2010, the closing sale price of our common stock on the NASDAQ Global Market ranged from $12.48 to $20.69 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4th day of November 2010.

CEPHEID
(Registrant)

/S/ JOHN L. BISHOP
John L. Bishop Chief Executive Officer and Director (Principal Executive Officer)

/S/ ANDREW D. MILLER
Andrew D. Miller Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.