Form 10-K
period 2010-12-31
CEPHEID
filed 2011-02-24
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $931,354,772 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Select Market on that date of $16.02 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 7, 2011 there were 61,133,020 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on April 26, 2011, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Report.	III

2010 ANNUAL REPORT ON FORM 10-K

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections (“HAI”); testing volumes for our other products; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; underlying market conditions worldwide; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the United States (“U.S.”) market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test, and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

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

In September 2009, we launched the GeneXpert Infinity System (“Infinity”) for high volume testing. The Infinity uses robotic cartridge handling and a full touch screen driven menu, to run up to 1,300 different molecular tests during any 24-hour period, depending upon test selection. The GeneXpert system, including the Infinity, represents a paradigm shift in molecular diagnostics in terms of ease-of-use, time-to-result and flexibility, producing accurate results with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in many cases under an hour, and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

The paradigm shift represented by the GeneXpert system includes (1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode, (2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technicians, and (3) the scalability of the instrument, currently from one to 48 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for testing at the point of patient care. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, reducing the likelihood of human error and contamination. In addition, the system is particularly well suited to perform “nested” polymerase chain reaction (“PCR”), a detection method that provides an enhanced level of sensitivity. This method performs an additional amplification of the target specimen after the first PCR amplification. This second amplification is designed to selectively amplify only the desired target sequence. The routine laboratory use of nested PCR has been discouraged because of the high risk of cross-contamination during processing in an open lab environment. We have developed a method for performing the entire test procedure for both of these amplifications in a single closed vessel. This has led to the commercial release of two in vitro diagnostic (“IVD”) products based on nested PCR.

We currently have available a broad and expanding menu of tests and reagents for use on our systems, spanning infectious disease, HAIs, women’s health, genetics and oncology. Our reagents and tests are marketed along with our systems on a worldwide basis.

OUR STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver rapid and accurate results. We believe this system is currently the only commercially available closed, self-contained, fully-integrated and automated system for molecular testing. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR, (1) sample preparation, (2) amplification and (3) detection, are performed within the single sealed test cartridge automatically;

•	moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technicians;

•

commercial availability in a variety of configurations ranging from one to 48 individual test modules, which enables testing in environments ranging from low volume, near-patient testing to high volume, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules; and

•

notably, to our knowledge, the only real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity.

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems. In addition, in order to more rapidly expand our test pipeline, we work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

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

•

Extend geographic reach. Internationally, our primary focus is the European Clinical market. Our European sales and marketing operations are headquartered in France. We have direct sales forces in the United Kingdom (“UK”), France and the Benelux region. We will continue to expand our distribution capability in Europe on both a direct and distributor basis. We also have and will continue to develop programs for other international markets, including selling through distributors.

•

High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in High Burden Developing Countries (“HBDCs”) following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010. In addition, in continued collaboration with the Foundation for Innovative New Diagnostics (“FIND”), we expect to broaden the menu of tests available to HBDC customers at special pricing considerations.

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

Prior to 2010, the menu of tests for our GeneXpert system in the U.S. consisted of our Xpert MRSA surveillance test in addition to the following diagnostic tests: Xpert GBS for Group B Streptococcus, Xpert EV for detection of Enterovirus, Xpert MRSA/SA-SSTI (Skin and Soft Tissue Infection), Xpert MRSA/SA-BC (Blood Culture), Xpert Clostridium difficile, Xpert HemosIL Factor II and Factor V Leiden. These tests are also available as European CE IVD Marked products under the European Directive on IVD medical devices. Additionally, Xpert Mycobacterium tuberculosis/rifampicin (“MTB/RIF”), Xpert Flu Panel, and Xpert BCR-ABL Monitor are available as European CE IVD Marked products.

In January 2010, we announced that we had received FDA clearance to market our Xpert test for the vanA resistant genes of vancomycin resistant enterocci (“VRE”).

In June 2010, we announced that we had received FDA clearance to market our Xpert SA Nasal Complete test, the first and only molecular test designed for the simultaneous detection and differentiation of both Staphylococcus aureus (SA) and Methicillin-resistant Staphylococcus aureus (MRSA) colonization in a little more than an hour. Staphylococcus aureus is widely recognized as one of the most common causes of HAIs worldwide. Surgical units are high-risk areas for potentially serious consequences of postoperative complications, including surgical site infections. Our on-demand Xpert MRSA/SA nasal test provides rapid determination of pre-operative carrier status by detecting MRSA and SA, enabling clinicians to determine the best course of management for colonized patients.

In December 2010, we introduced Xpert Flu A/B under European CE IVD Marked products.

In the Industrial market, we sell our SmartCycler system along with general use PCR reagents and reaction tubes.

In the Biothreat market, the GeneXpert system is the main platform. GeneXpert modules have been integrated into the BDS purchased by the USPS utilizing our Bacillus anthracis test.

In the Partner market, we sell a variety of products primarily to partners who resell them to end-users for clinical applications.

RESEARCH AND DEVELOPMENT

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: a) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed, b) target discovery research to identify novel micro RNA targets to be used in the development of future assays, c) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays and d) engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems. Total research and development expense was $42.5 million, $39.3 million and $43.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SALES

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., the UK, France and the Benelux region are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis. No single country outside of the U.S. represented more than 10% of our total revenues and one customer accounted for 11%, 15% and 23% of our total product sales in 2010, 2009 and 2008, respectively.

Distribution and collaboration arrangements

Novartis. In October 2010, we entered into a collaboration with Novartis for the commercialization of a test for monitoring the BCR-ABL gene transcript in peripheral blood specimens from patients diagnosed with Philadelphia chromosome-positive chronic myelogenous leukemia (“Ph+ CML”). To fund development and clinical trial costs, we received an upfront fee of $5.0 million in October 2010 from Novartis with up to $3.0 million in milestone payments over the ensuing 12 months. If the FDA grants us clearance to commercially release the product in the U.S., under the collaboration, Novartis will have exclusive global distribution rights to the Xpert BCR-ABL test under a Cepheid/Novartis label.

Foundation for Innovative New Diagnostics. In May 2006, we entered into an agreement with the FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, we were responsible for the development of a 6-color GeneXpert instrument to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed us at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of our Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND will fund $5.0 million in development costs throughout the two-year contract.

Life Technology Corporation. In October 2002, we entered into a collaboration agreement with Life Technologies Corporation previously known as Applied Biosystems Group (“LIFE”), to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents are manufactured by LIFE for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

USPS Program. In 2003, a Northrop Grumman-led consortium that included Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. In August 2007, we entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. The agreement, and subsequent purchase orders, cover the period through September 30, 2011.

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

BACKLOG

Our aggregate backlog of $42.7 million as of December 31, 2010 is comprised of firm orders which are expected to be converted into sales in 2011. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and F. Hoffmann-La Roche Ltd. (“Roche”) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories (“Abbott”), Becton, Dickinson and Company (“BDC”), Qiagen N.V. (“Qiagen”), Gen-Probe, Inc. (“GenProbe”) and Meridian Bioscience, Inc. (“Meridian”) sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens AG (“Siemens”), Hologic, Inc. (“Hologic”), and bioMerieux, offer molecular tests.

We also face emerging competition from both established companies such as Beckman Coulter, Inc., and development stage companies that are entering these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

GOVERNMENT REGULATION

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing in the U.S. The 510(k) clearance process usually takes from three to four months from submission but can take longer.

To date, we have received FDA clearance on Smart GBS, Xpert GBS, Xpert EV, Xpert MRSA, Xpert MRSA/SA-SSTI, Xpert MRSA/SA-BC, Xpert SA Nasal Complete, Xpert vanA, Xpert C. difficile and Xpert HemosIL Factor II, Factor V, as well as Emergency Use Authorization for the Xpert FluA Panel (during the authorization period in 2010). In addition, we have CE IVD-marked products for sale in Europe for Xpert BCR/ABL, Xpert GBS, Xpert EV, Xpert MRSA, Xpert MRSA/SA-BC, Xpert MRSA/SA-SSTI, Xpert C. difficile, Xpert vanA/vanB, Xpert SA Nasal Complete, Xpert MTB/RIF and Xpert Flu Panel on the GeneXpert instrument. We also have CE IVD-marked products for Smart GBS, Epstein-Barr virus (“EBV”), cytomegalovirus (“CMV”) and varicella zoster virus (“VZV”) on the SmartCycler system. We have CE-IVD marked the GeneXpert system and SmartCycler system for IVD use in EU countries.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the U.S. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the U.S. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business. We could also be subject to third-party claims that we require additional licenses for our products, and such claims could interfere with our business. From time to time, third parties have contacted us regarding their intellectual property, whether to license intellectual property, or in some instances, alleging potential infringement. If our products infringe the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products. Even if our products were determined not to infringe the intellectual property rights of others, we could incur substantial costs in defending any such claims. Please refer to Item 3 “Legal Proceedings” for a discussion of current litigation surrounding intellectual property rights.

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

In April 2004, we entered into a patent license agreement with Applera Corporation (“Applera”) for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Applera patents. In June 2006, the patent license agreement was expanded to include additional products. The Applera patents that we license expire in the U.S in May of 2011, and in Europe the patents expire in April of 2012.

In July 2004, we entered into an agreement with Roche that provides us with rights under a broad range of Roche patents, which include patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the Roche patents that we license expired in the U.S. in August of 2010 and in Europe those patents will expire in August 2011.

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

We intend to actively pursue acquisitions of additional molecular markers and/or complementary products, technologies or companies in the fields of oncology, infectious diseases and other fields appropriate for molecular diagnostics. Under this program, we made our first significant technology acquisition during 2006 in the emerging field of micro RNA technology. We have identified microRNA sequences that are not in the public miRBase database of microRNA’s. We are using a database of these microRNA sequences, combined with the microRNA sequences in the public miRBase to evaluate diagnostic panels for various cancers and infectious diseases. This research is expected to lead to specific potential test opportunities in the cancer and infectious disease areas. We have recently filed patent applications on lung cancer assays based on microRNA’s.

BUSINESS COMBINATIONS

In 2010, the Company completed acquisitions of certain assets of two companies. Acquisitions are approximately 1% of total assets for each respective period presented.

EMPLOYEES

As of December 31, 2010, we had 576 full-time equivalent employees worldwide. At December 31, 2010, none of our U.S. employees were represented by a labor union. Many of our employees in Sweden are under a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of February 7, 2011 appear below:

The following table and discussion set forth certain information with regard to our current executive officers.

Name	Age	Position
John L. Bishop	66	Chief Executive Officer and Director
Nicolaas (‘Nico’) Arnold	59	Executive Vice President, Worldwide Commercial Operations
Russel K. Enns, Ph.D.	62	Senior Vice President, Chief Regulatory Officer
Andrew D. Miller	50	Senior Vice President, Chief Financial Officer
David H. Persing, M.D., Ph.D.	55	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	65	Executive Vice President, Chief Operating Officer
Joseph H. Smith	66	Senior Vice President, Business Development and General Counsel

John L. Bishop. Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002. Mr. Bishop served as President and a director of Vysis, Inc., a genomic disease management company that was acquired by Abbott, from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation. Mr. Bishop currently serves as a director of Conceptus, Inc. In addition, he is a member of the AdvaMed Dx Board.

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

Russel K. Enns, Ph.D. Dr. Enns was promoted to Senior Vice President, Chief Regulatory Officer in May 2010, and was our Senior Vice President, Regulatory, Clinical & Government Affairs & Quality Systems from April 2004 until May 2010, after having joined us in June 2003 as Vice President, Regulatory, Clinical & Government Affairs & Quality Systems. Prior to joining Cepheid, Dr. Enns was an Abbott Divisional Vice President for Regulatory and Clinical Affairs, Quality Systems, and Medical Reimbursement from 2001 to 2003 at the Vysis Division. From 1995 to 2001, Dr. Enns was Vice President at Vysis, Inc., a genomic disease management company, was acquired by Abbott in 2001. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development, Clinical Programs and Technical Affairs at Gen-Probe, Inc., a biotechnology diagnostic company, from 1984 to 1992. From 1979 to 1984, Dr. Enns was the Director of Cell Biology at Alpha Therapeutics Corporation, and from 1975 to 1979 he was a Senior Biochemist at Monsanto Corporation. He received his Ph.D. in Biochemistry from University of California at Davis in 1976. Dr. Enns is a charter member and past chair of the Clinical and Laboratory Standards Institute (“CLSI”) Area Committee on Molecular Methods, and he is currently a member of the CLSI Board of Directors serving his second term.

Andrew D. Miller. Mr. Miller joined us in April 2008 as Senior Vice President, Chief Financial Officer. Prior to joining Cepheid, Mr. Miller was Vice President of Finance and Chief Accounting Officer for Autodesk, an enterprise software company, from March 2005 to April 2008 and Vice President of Finance and Corporate Controller from May 2003 to March 2005. At Autodesk, he was responsible for global accounting and compliance operations. Before joining Autodesk, from 2000 to 2003, Mr. Miller was Senior Vice President and Chief Financial Officer for MarketFirst Software, Inc., a leading provider of enterprise marketing automation software. Prior to MarketFirst, Mr. Miller served as Vice President of Worldwide Finance for Cadence Design Systems, Vice President of Finance and Corporate Controller for Adaptive Broadband Corporation, and held senior financial roles for Silicon Graphics, Inc. Mr. Miller was a Certified Public Accountant.

David H. Persing, M.D., Ph.D. Dr. Persing first joined us as a director in May 2004, and became our Executive Vice President and Chief Medical and Technology Officer in August 2005. From 1999 to 2005, Dr. Persing was Senior Vice President and Chief Scientific Officer at Corixa Corporation, a Seattle-based biotechnology company, until its acquisition by GlaxoSmithKline. From 1990 to 1999 he was a member of the Clinical and Research Faculty of the Mayo Clinic in Rochester, Minnesota where he conducted research on hepatitis viruses, tick-borne infections and molecular diagnostics. In 1992 he founded and directed the Molecular Microbiology Laboratory at Mayo Clinic. He has authored over 240 peer-reviewed articles and served as Editor in Chief for four textbooks on Molecular Diagnostics, the most recent of which was published by ASM press in October 2010.

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

AVAILABLE INFORMATION

Our website is located at www.cepheid.com. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have a history of operating losses and may not achieve profitability for 2011.

We have incurred operating losses in each fiscal year since our inception. We experienced net losses of approximately $22.4 million in 2008, $22.5 million in 2009 and $5.9 million in 2010. We may achieve profitability for 2011. As of December 31, 2010, we had an accumulated deficit of approximately $208.2 million. Our ability to become profitable for 2011 will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our HAI and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the development of our HBDC sales programs, and global economic and political conditions. Our ability to become profitable for 2011 also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may not achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by the global macroeconomic downturn. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

If our tests for use on our systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	timely expansion of our menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	demand for the tests and reagents we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing HAIs;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	level of reimbursement for our products by third-party payers; and

•	publicity concerning our systems and tests.

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

Comprehensive healthcare reform legislation, signed into law on March 23, 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new healthcare regulations. Complying with new regulations may divert management resources, and inadvertent failure to comply with new regulations may result in penalties being imposed on us. The impact and durability of this legislation, in its current form, remains unclear, and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume. Various healthcare reform proposals have also emerged at the state level, and it is unclear which, if any, of these proposals will be enacted and what impact any resulting laws would have on our operations.

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

We depend on several single source suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. In addition, many companies are experiencing financial difficulties as a result of the global economic slowdown. We cannot assure you that our suppliers will not be adversely affected by these conditions or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, BDC, Qiagen, GenProbe and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests.

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

In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market. Furthermore, any failure in the overall BDS, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs, and claims against us.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 3 “Legal Proceedings.” Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to this claim and others that may arise in the future of patent infringement could likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

We intend to expand our international sales and marketing activities, including through our subsidiary in France and our direct sales force in the UK, France and the Benelux region, and enter into relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively.

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

Our sales to customers outside the U.S. are subject to government export regulations that require us to obtain licenses to export such products internationally. If the U.S. government were to amend its export control regulations, such amendments could create uncertainty in our industry, result in increased costs of compliance, and further restrict our ability to sell our products abroad. In particular, we are required to obtain a new license for each purchase order of our biothreat products that are exported outside the U.S. Delays or denial of the grant of any required license, or changes to the regulations that make such delays or denials more likely or frequent, could make it difficult to make sales to foreign customers and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

We have entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This loan agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of December 31, 2010. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ Global Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While this new law is primarily focused on bank reform and consumer protection, it also makes significant changes to corporate governance and executive compensation rules for public companies across all industries. The effects of this new law remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During 2010, the closing sale price of our common stock on the NASDAQ Global Market ranged from $12.48 to $23.70 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In Sunnyvale, California, the base for our manufacturing, product support and research and development efforts, we lease approximately 76,000 square feet of office and laboratory space pursuant to a lease that expires in March 2015, approximately 27,000 square feet of office space pursuant to a lease that expires in July 2012 and approximately 25,000 square feet of office and manufacturing space pursuant to a sublease that expires in October 2014. We also sublease approximately 44,000 square feet in Sunnyvale to support warehousing and distribution efforts pursuant to a sublease that expires in September 2015. In Bothell, Washington we sublease approximately 16,000 square feet of laboratory space for advanced chemistry research and development pursuant to a sublease that expires in August 2012. In addition, we lease cold storage space in Sunnyvale, California and office space in Illinois and Washington, D.C.

Outside of Toulouse, France we own an approximately 32,000 square-foot building. In Bromma, Sweden we lease approximately 45,000 square feet of office and manufacturing space pursuant to a lease that expires in July 2011 and approximately 2,000 square feet of office space pursuant to a lease that expires in September 2011. In April 2010, we began the planned multi-year, phased occupancy of certain portions of our 129,000 square foot leased office and manufacturing facility in Solna, Sweden that expires in December 2020. In addition, we lease office space in Derby and Buckinghamshire, UK.

During early 2011, we anticipate moving into an additional approximately 29,000 square feet of leased office and laboratory space in Sunnyvale and approximately 1,000 square feet of leased office space in Shanghai, China. We believe we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered Abaxis’ amended complaint, denying that we were in breach of the licensing contract and further amended our counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss certain of our defenses and counterclaims. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against us and twelve other named defendants alleging that Cepheid falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. Our initial deadline for answering this complaint is April 11, 2011. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

We may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings that will result in a material adverse effect on our business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on the NASDAQ Global Select Market under the symbol CPHD. The high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Select Market, were as follows:

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$19.56	$12.38
Second Quarter	21.02	15.94
Third Quarter	19.81	13.81
Fourth Quarter	23.99	17.45

Fiscal year ended December 31, 2009
First Quarter	$10.81	$4.93
Second Quarter	11.05	6.23
Third Quarter	15.00	8.26
Fourth Quarter	15.98	11.93

On February 7, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $ 24.70 per share. On February 7, 2011, there were approximately 131 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

We have never declared or paid any cash dividends on our capital stock. Under our SVB Loan Agreement, if we were to pay dividends, it must be in the form of common stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2010. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	9,314,200	$12.99	3,280,951
Equity compensation plans not approved by security holders	200,000	$14.93	—

Total	9,514,200	$13.03	3,280,951

(1)	The number of securities remaining available for future issuance in column (c) includes 1,081,203 shares of common stock authorized and available for issuance under our Employee Stock Purchase Plan (“ESPP”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to the lesser of (i) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase or (iii) an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of December 31, 2010.

(2)	We issue securities under our 2006 Equity Incentive Plan (“2006 Plan”) in forms other than options, warrants or rights. We may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. Under the 2006 Plan, non-employee directors are automatically granted options to purchase 18,750 shares of common stock and restricted stock units covering 2,100 shares of common stock upon initial election or appointment to the Board. On the date of the first Board meeting following each annual shareholder meeting each non-employee director then in office for longer than six months will automatically be granted options to purchase 9,375 shares of common stock and restricted stock units covering 1,050 shares of common stock. The Board may also make discretionary grants to purchase common stock to any non-employee director. Under the terms of our 2006 Plan, each award other than a stock option or stock appreciation right will reduce the number of shares remaining available for future issuance in column (c) by 1.75 shares for each share subject to such award.
(3)	We have made awards of restricted stock under our 2006 Plan in forms which do not require a payment by the recipient to us at the time of exercise or vesting. Accordingly, the weighted average exercise price in column (b) does not take these awards into consideration.

STOCK PRICE PERFORMANCE GRAPH

The graph below matches Cepheid’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2005 to 12/31/2010.

	12/05	12/06	12/07	12/08	12/09	12/10
Cepheid	100.00	96.81	300.11	118.22	142.14	259.11
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$206,876	$165,185	$159,383	$116,532	$82,403
Other revenues	5,592	5,442	10,244	12,941	4,949

Total revenues	212,468	170,627	169,627	129,473	87,352
Cost of product sales	105,135	95,542	89,714	69,851	49,519
Gross profit on product sales	107,333	75,085	79,913	59,622	37,833
Loss from operations	(5,344)	(23,366)	(23,650)	(25,164)	(30,986)
Net loss	(5,917)	(22,502)	(22,387)	(22,100)	(26,704)

Basic and diluted net loss per common share	$(0.10)	$(0.39)	$(0.39)	$(0.40)	$(0.51)

Shares used in computing basic and diluted net loss per share	59,712	58,206	57,101	55,263	52,325

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investments and put option	$79,538	$60,717	$48,017	$44,026	$94,936
Working capital	95,565	60,852	32,211	56,109	90,362
Total assets	220,611	198,126	183,979	162,778	165,871
Short-term obligations:
Bank borrowing	—	14,618	14,639	—	—
Current portion of note payable	1,679	108	—	—	—
Current portion of deferred revenue	8,207	2,923	2,834	3,728	3,913
Long-term obligations:
Note payable, less current portion	4,991	732	—	2	44
Deferred revenue, less current portion	4,057	2,279	1,753	2,054	2,663
Accumulated deficit	(208,182)	(202,265)	(179,763)	(157,376)	(135,276)
Total shareholders’ equity	153,662	127,566	128,824	124,468	130,916

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: changes in the protocols, best practices or level of testing for HAI; testing volume for our other products; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which are an important factor in improving gross margins; underlying market conditions worldwide; the scope and timing of actual USPS funding of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; and the other risks set forth under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

STRATEGY

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver rapid and accurate results. We believe this system is currently the only commercially available closed, self-contained, fully-integrated and automated system for molecular testing. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR, (1) sample preparation, (2) amplification and (3) detection, are performed within the single sealed test cartridge automatically;

•	moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technicians;

•

commercial availability in a variety of configurations ranging from one to 48 individual test modules, which enables testing in environments ranging from low volume, near-patient testing to high volume, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules; and

•

notably, to our knowledge, the only real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity.

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems. In addition, in order to more rapidly expand our test pipeline, we work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

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

•

Extend geographic reach. Internationally, our primary focus is the European Clinical market. However, we also have and will continue to develop programs for other international markets. Our European sales and marketing operations are headquartered in France. We have direct sales forces in the UK, France and the Benelux region. We continue to sell through distributors in other international markets. We will continue to expand our distribution capability in Europe on both a direct and distributor basis. We also have and will continue to develop programs for other international markets, including selling through distributors.

•

High Burden Developing Countries sale programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010. In addition, in continued collaboration with FIND, we expect to broaden the menu of tests available to HBDC customers at special pricing considerations.

•

Continue to maintain applications in the Industrial and Biothreat markets. We currently sell products into our legacy Industrial and Biothreat markets and expect to continue our offerings in these markets.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets and goodwill, inventory valuation, warranty accrual, stock-based compensation and income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets and goodwill, the calculation of our inventory valuation adjustments, warranty accrual, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, estimating the amount of inventory obsolescence and warranty costs associated with shipped products and estimating the useful life and volatility of stock awards. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

We review our intangible assets for impairment and conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. In 2010, we recorded an impairment charge of $0.3 million related to a license termination. No impairment charge was recorded in 2009. In 2008, we recorded an impairment charge of $0.4 million related to certain licenses with no future use.

As of December 31, 2010, our carrying value of goodwill was $18.6 million. We annually review our goodwill for impairment. If our fair value exceeds our net book value including goodwill, then goodwill is not considered impaired. The initial step is to compare our fair value as determined by our market capitalization to our net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, we would estimate expected future cash flows of our business, which operates in a number of markets and geographical regions. We would then determine the carrying value of our business and compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. At December 31, 2010, we determined that goodwill was not impaired.

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

We warrant our systems to be free from defects for a period of generally 12 to 15 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2010 and 2009, the accrued warranty liability was $1.0 million and $0.7 million, respectively.

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

In determining fair value of the stock-based compensation payments, we use the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (volatility), risk-free interest rate and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock–based compensation.

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

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2010, 2009 and 2008, we did not recognize significant interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2010 and 2009, the we had no significant accrued interest or penalties.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1, “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Item 8 to this annual report, which are incorporated by reference into this Item 7.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Revenues

	Years Ended December 31,
	2010	2009	% Change
	(Amounts in thousands)
Revenues:
System sales	$46,416	$42,993	8%
Reagent and disposable sales	160,460	122,192	31%

Total product sales	206,876	165,185	25%
Other revenues	5,592	5,442	3%

Total Revenues	$212,468	$170,627	25%

Product Sales

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Years Ended December 31,
	2010	2009	% Change
	(Amounts in thousands)
Product sales by market:
Clinical Systems	$31,266	$26,241	19%
Clinical Reagents	131,254	89,701	46%

Total Clinical	162,520	115,942	40%
Industrial	18,117	19,165	(5)%
Biothreat	22,206	24,762	(10)%
Partner	4,033	5,316	(24)%

Total product sales	$206,876	$165,185	25%

Total product sales were $206.9 million in 2010, an increase of 25% from $165.2 million in 2009. The increase was due to an increase in our Clinical sales of $46.6 million, or 40%. Clinical Reagents grew $41.6 million, or 46%, driven primarily by an increase in sales of our HAI portfolio of tests as well as our Xpert MTB/RIF test. Clinical Systems grew $5.0 million, or 19%, primarily due to increased GeneXpert System sales. Industrial sales decreased $1.0 million, or 5%, primarily due to both decreased reagent and systems sales. In the Biothreat market, product sales decreased $2.6 million, or 10%, primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS. Partner sales decreased $1.3 million, or 24%, due to an overall decline in this legacy business.

We expect our Clinical product sales to continue to increase in 2011 with the continued expansion of the HAI and infectious disease markets, the breadth of our test menu, and the growth of our installed base of customers. We expect both Industrial and Partner sales will decline in 2011 compared to 2010 due to the overall decline in these legacy businesses. For our Biothreat business, we expect a decline in sales as we expect contract revisions to reduce the annual number of tests from about one million under the previous contract, to about six hundred thousand in 2011, partially offset by an increase in test price.

The following table provides a breakdown of our product sales by geographic regions:

	Years Ended December 31,
	2010	2009	% Change
	(Amounts in thousands)
Product Sales Geographic Information:
Clinical	$127,326	$88,562	44%
Other	37,328	40,227	(7)%

Total North America	$164,654	$128,789	28%

Clinical	$35,194	$27,380	29%
Other	7,028	9,016	(22)%

Total International	$42,222	$36,396	16%

Total product sales	$206,876	$165,185	25%

Product sales in North America increased $35.9 million, or 28%, from $128.8 million in 2009 to $164.7 million in 2010. The increase in North American product sales was primarily driven by a $38.8 million, or 44%, increase in Clinical sales, driven by increases in both instrument and reagent sales. The increase in Clinical sales was partially offset by a $2.9 million, or 7%, decrease in Other product sales, due to a decrease in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market.

International product sales, which primarily represent sales in Europe, increased $5.8 million, or 16%, from $36.4 million in 2009 to $42.2 million in 2010. International Clinical sales growth of $7.8 million, or 29% was primarily driven by higher Clinical Reagent sales due to an increase in sales of our HAI tests as well as Xpert MTB/RIF.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented and one customer accounted for 11% and 15% of our total product sales in 2010 and 2009, respectively.

Other Revenue

Other revenue remained flat in 2010 from 2009. We expect that our other revenue in 2011 will increase as we receive more funding for the research and development of our Xpert BCR-ABL collaboration with Novartis and HIV Viral Load test collaboration with FIND.

Costs and Operating Expenses

	Years Ended December 31,
	2010	2009	% Change
	(Amounts in thousands)
Costs and operating expenses:
Cost of product sales	$105,135	$95,542	10%
Collaboration profit sharing	6,806	8,200	(17)%
Research and development	42,503	39,313	8%
Sales and marketing	38,840	29,156	33%
General and administrative	24,528	21,278	15%
Restructuring charge	—	747	100%

Gain from legal settlement	—	(243)	(100)%

Total costs and operating expenses	$217,812	$193,993	12%

Cost of Product Sales

Cost of product sales primarily consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles acquired in the purchases of Sangtec and Stretton. Cost of product sales increased 10%, or $9.6 million, from $95.5 million in 2009 to $105.1 million in 2010, as a result of increased overall product sales. Our product margin percentage was 49% in 2010 compared to 42% in 2009. The increase in product gross margin in 2010 from 2009 was primarily due to favorable product mix with higher margin Clinical reagent sales comprising a higher percentage of our total product revenue, the phase out in August 2010 of royalty payments to Roche related to U.S. PCR sales, and a decrease in royalties to Abaxis, Inc. due to a manufacturing process change as well as Clinical reagent volume increases and manufacturing efficiencies driving lower Clinical reagent unit costs. We expect the product gross margin percentage to continue to increase in 2011 as we continue to benefit from the phase out of certain royalties, improve our manufacturing efficiencies and anticipate continuous favorable product mix with higher margin Clinical reagent sales comprising a higher percentage of our total product revenue.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $6.8 million and $8.2 million in 2010 and 2009, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program. We expect our collaboration profit sharing expenses will decline in 2011 due to expected lower anthrax cartridge sales to the USPS.

Research and Development Expenses

Research and development expenses primarily consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased 8% to $42.5 million in 2010 as compared to $39.3 million in 2009. The increase in research and development expenses of $3.2 million was primarily due to a $1.8 million increase of salaries and employee-related expenses and a $1.3 million increase in research and development supplies for product trials. We expect our research and development expenses will increase in 2011 due to an increase in our trial costs for products currently under development, as well as expected increases on partner-funded development projects.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased 33% to $38.8 million in 2010 from $29.2 million in 2009. The increase in sales and marketing expenses was primarily due to a $4.7 million increase of salaries and employee-related expenses, a $1.4 million increase of travel expenses, a $1.0 million increase of advertising expenses and a $0.7 million increase of consulting expenses. We expect our sales and marketing expenses will increase in 2011 as we continue to expand our efforts in the Clinical market, with particular emphasis on pursuing the market opportunities for our HAI and infectious disease products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased 15% to $24.5 million in 2010 from $21.3 million in 2009. The increase was primarily due to a $2.5 million increase in salaries and employee-related expenses and a $0.9 million increase in corporate legal expenses. We expect our general and administrative expenses to remain relatively flat as a percentage of revenues in 2011.

Restructuring Charge

During the first quarter of 2009, the Company eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, primarily related to severance. As of December 31, 2010 and 2009, the activities under this restructuring plan were complete and the Company had no outstanding restructuring expenses to be paid.

Gain from Legal Settlement

There was no gain from legal settlement in 2010. During the third quarter of 2009, the Company entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid the Company $0.2 million, which the Company recorded as a gain.

Other Income (Expense), Net

	Years Ended December 31,
	2010	2009	% Change
	(Amounts in thousands)
Other income (expense), net:
Interest income	$168	$406	(59)%
Interest expense	(340)	(332)	2%
Foreign currency gain (loss) and other	(820)	350	334%

Total other income (expense), net	$(992)	$424	(334)%

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain (loss) and other. Interest income decreased to $0.2 million in 2010 from $0.4 million in 2009. The decrease is primarily due to lower interest rates in 2010 as compared to 2009. The interest expense remained flat in 2010 from 2009. Foreign currency exchange gain (loss) and other decreased from a $0.4 million gain in 2009 to a $0.8 million loss in 2010 primarily due to a $0.7 million, net of foreign currency forward contracts gain of $0.8 million, increase in foreign currency exchange losses in 2010 due to the strengthening of the U.S. dollar against other currencies, primarily the Euro, a $0.7 million swing related to our auction rate securities, from a $0.6 million gain in 2009 to a $0.1 million loss in 2010, offset by a $0.2 million increase in other income.

Income Taxes

The income tax benefit of $0.4 million in 2010 is primarily comprised of $0.8 million of income tax benefit primarily related to a tax credit for research and development in France, as well as to the amortization of acquired intangibles in Sweden and UK, partially offset by $0.3 million of foreign tax expense and state income tax expense of $0.1 million. The income tax benefit of $0.4 million in 2009 represented U.S. federal income tax benefit of $0.2 million related to a refundable research and development (“R&D”) credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allowed taxpayers to claim refundable alternative minimum tax or R&D credit carryovers if they had forgone bonus depreciation on certain qualified property and equipment placed in service beginning in April 2008. The income tax benefit in 2009 also represented $0.7 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden partially offset by $0.4 million of foreign tax expense and state income tax expense of $0.1 million. The income tax benefit of $0.9 million in 2008 represented current U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit as provided by the Act. The income tax benefit in 2008 also represented $0.9 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden and a refundable R&D credit in France, partially offset by $0.1 million of state income tax expense.

As of December 31, 2010 and 2009, we had deferred tax assets of approximately $77.1 million and $81.6 million, respectively, which were offset by valuation allowances of $77.0 million and $81.6 million, respectively. We also had a deferred tax liability of $1.7 million as of December 31, 2010 in connection with the acquisition of the assets and licensed intellectual properties of Sangtec and Stretton, which we acquired in February 2007 and November 2008, respectively. As of December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $154.2 million, which expire in the years 2011 through 2028, federal research and development tax credits of approximately $5.3 million, which expire in the years 2019 through 2030, and foreign tax credits of $0.1 million which expire in 2019. As of December 31, 2010, we had net operating loss carryforwards for state income tax purposes of approximately $69.7 million, which expire in the years 2014 through 2031, and state research and development tax credits of approximately $6.8 million, which have no expiration date.

Utilization of our net operating loss may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating losses before utilization.

The Company had no undistributed earnings from its foreign subsidiaries for which tax has not been provided as of December 31, 2010.

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

Total product sales were $165.2 million in 2009, an increase of 4% from $159.4 million in 2008. The increase was a result of an increase in our Clinical sales of $25.7 million, or 28%. Clinical Reagents grew $31.5 million, or 54%, driven primarily by an increase in sales of our HAI tests, offset by a $5.8 million, or 18%, decrease in Clinical Systems product sales, as Veterans Affairs (“VA”) hospital system placements substantially declined in 2009 compared to the strong placements in 2008 and as customers were constrained by the effect of the challenging economic environment on capital purchase decisions. Industrial sales increased $3.7 million, or 24%, due to an unanticipated purchase of approximately $2 million of SmartCyclers in Japan, funded by the Japanese government’s stimulus investment. The increase in product sales was offset by a decline in sales in our legacy Biothreat and Partner markets. The decrease of $12.6 million, or 70%, in Partner product sales was due to the expiration of our contract with BDC in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008. In the Biothreat market, product sales decreased $11.0 million, or 31%, primarily due to reduced anthrax test cartridge sales to Northrop Grumman/USPS.

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

Product sales in North America increased $3.5 million, or 3%, from $125.3 million in 2008 to $128.8 million in 2009. The increase in North American product sales was primarily driven by an $18.3 million increase in Clinical sales, driven primarily by an increase of reagent sales partially offset by a decrease of systems sales. The increase was also largely offset by an $11.0 million decline in anthrax test cartridge sales to Northrop Grumman/USPS in the Biothreat market and a $5.1 million decrease in Partner sales due to the expiration of our contract with BDC in the fourth quarter of 2008.

International product sales, which primarily represent sales in Europe, increased $2.3 million, or 7%, from $34.1 million in 2008 to $36.4 million in 2009. International Clinical sales growth was primarily driven by higher Clinical Reagent sales due to an increase in sales of our HAI tests, offset by decreased Clinical System sales. The increase in international product sales was offset by a $7.5 million decrease in Partner sales due to the expiration of our contract with BDC in the fourth quarter of 2008 and the cancellation of certain contracted purchases by Roche during 2008.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented and one customer accounted for 15% and 23% of our total product sales in 2009 and 2008, respectively.

Other Revenue

Other revenue decreased 47% from $10.2 million in 2008 to $5.4 million in 2009. The decrease was primarily due to the completion of a program associated with the development of a 6-color GeneXpert system as well as the conclusion in the first quarter 2009 of the recognition of revenue related to the license fee received from bioMerieux.

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

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $8.2 million and $11.1 million in 2009 and 2008, respectively. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, which include stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses decreased 9% to $39.3 million in 2009 as compared to $43.3 million in 2008. The decrease in research and development expenses of $4.0 million was primarily due to a $1.1 million decrease in clinical trial costs, a $0.8 million decrease in research and development supplies, a $0.5 million decrease in external services, a $0.3 million decrease in license fee write-offs and a $0.2 million decrease in travel expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, which include commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses decreased 2% to $29.2 million in 2009 from $29.8 million in 2008. The decrease in sales and marketing expenses was primarily due to a $0.6 million decrease in travel expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased 2% to $21.3 million in 2009 from $20.9 million in 2008. The increase was primarily due to a $1.7 million increase in salaries and employee-related expenses, offset by a $1.1 million decrease of contractor costs as we brought certain tasks in-house.

Restructuring Charge

During the first quarter of 2009, the Company eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, primarily related to severance. As of December 31, 2010 and 2009, the activities under this restructuring plan were complete and the Company had no outstanding restructuring expenses to be paid.

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

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain (loss) and other. Interest income decreased to $0.4 million in 2009 from $1.2 million in 2008. The decrease was primarily due to lower interest rates in 2009 as compared to 2008. The interest expense increase of $0.3 million in 2009 compared to 2008 was primarily due to interest expense related to our UBS loan entered into during the fourth quarter of 2008. Foreign currency exchange gain (loss) and other went from a $0.9 million loss in 2008 to a $0.3 million gain in 2009 due to foreign currency exchange losses in 2008 prior to the implementation of our foreign currency hedge program, under which the Company utilizes forward contracts in order to reduce foreign currency exchange market risks.

Income Taxes

The income tax benefit of $0.4 million in 2009 represented a U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit as provided by the Act. The Company recognized the credit based on property and equipment placed into service throughout 2009. The income tax benefit in 2009 also represented $0.7 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden partially offset by $0.4 million of foreign tax expense and state income tax expense of $0.1 million. The income tax benefit of $0.9 million in 2008 represented current U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit as provided by the Act. The income tax benefit in 2008 also represented $0.9 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden and a refundable R&D credit in France, partially offset by $0.1 million of state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$27,343	$13,676	$(4,607)
Net cash provided by (used in) investing activities	9,716	(8,503)	(15,219)
Net cash provided by financing activities	6,546	6,881	26,818

As of December 31, 2010, we had $79.5 million in cash and cash equivalents. The $43.8 million increase in total cash and cash equivalents consisted primarily of $27.3 million provided by operating activities, $9.7 million provided by investing activities and $6.5 million provided by financing activities. We maintain our portfolio of cash equivalents in money market funds in order to minimize market risk and preserve principal.

Net cash provided by (used in) operating activities was $27.3 million, $13.7 million and $(4.6) million for the years ended December 31, 2010, 2009 and 2008, respectively. The net cash provided by (used in) operating activities was primarily comprised of net loss plus the net effect of non-cash expenses, working capital sources and capital uses of cash. For the year ended December 31, 2010, the primary working capital uses of cash were decreases in accounts payable and other liabilities, an increase in accounts receivable driven by higher revenue than in the prior year, and increases in prepaid expenses and other current assets. The primary working capital sources of cash were increases in deferred revenue and accrued compensation and a decrease in inventory. For the year ended December 31, 2009, the primary working capital sources of cash were increases in accounts payable, other current liabilities and deferred revenue, and decreases in prepaid expenses, other current assets and other non-current assets. The primary working capital uses of cash were increases in accounts receivable and inventory.

Net cash provided by (used in) investing activities was $9.7 million, $(8.5) million and $(15.2) million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, net cash provided by investing activities consisted of proceeds from the sales and maturities of short-term investments related to the settlement of $24.8 million of our auction rate securities, partially offset by net capital expenditures, the cost of asset acquisitions and payments for technology licenses. For the year ended December 31, 2009, net cash used in investing activities consisted of net capital expenditures and payments for technology licenses partially offset by proceeds from sales and maturities of marketable securities and a transfer of restricted cash to unrestricted cash. The change in net cash provided by investing activities for 2010 from 2009 is primarily due to an increase in proceeds from the maturities of short-term investments offset by an increase in capital expenditures. In 2011, we expect our capital expenditures to be approximately 7% of revenue due to investment in the capacity and continued automation of our manufacturing operations to support the growth in our GeneXpert test revenue and expansion of our HBDC programs.

Net cash provided by financing activities was $6.5 million, $6.9 million and $26.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in net proceeds from the issuance of common shares under our ESPP and exercises of stock options was partially offset by the increase of principal payment of bank borrowing, as we have paid down the principal balances on our UBS loan due to the settlement of our auction rate securities. The change from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the increase in principal payment of bank borrowing offset by the increase in net proceeds from the issuance of common shares under our ESPP and exercises of stock options and awards.

On June 7, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with SVB, which provided for a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion. We had no outstanding balance under the revolving credit line at December 31, 2010.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we held our auction rate securities. Under the settlement, we had the option (“the put option”) to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012 (“put option exercise period”). Since the settlement agreement was a legally enforceable firm commitment, the put option was recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option was based on the difference in value between the par value and the fair value of the associated auction rate securities. We measured the put option at its fair value, and subsequent changes in fair value also were recognized in respective period financial results. At December 31, 2009, our put option was recorded at fair value, at par for $3.3 million and we had classified these securities as trading. On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities, which were classified as trading securities and recorded at fair value, at par to UBS for $11.8 million. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest that we paid on the credit line would not exceed the interest that we received on the auction rate securities that we had pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. On July 1, 2010, we paid down the outstanding loan balance of $1.3 million, such that there was no outstanding balance at December 31, 2010. We had an outstanding loan balance of $14.6 million, which approximated the carrying value, at December 31, 2009.

Contractual Obligations

As of December 31, 2010, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$42,875	$5,809	$11,539	$10,750	$14,777
Notes payable	6,670	1,679	3,380	1,411	200
Purchase obligations	16,464	11,564	4,900	—	—
Minimum royalties	4,387	561	1,194	1,202	1,430

	$70,396	$19,613	$21,013	$13,363	$16,407

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

Rent expense for all operating leases for 2010, 2009 and 2008 was $4.1 million, $3.7 million and $3.4 million, respectively.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid could vary in some circumstances depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest rate risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K.

On June 7, 2010, we entered into the Loan Agreement with SVB. We had an outstanding balance of $5.5 million on the term line and no outstanding balance under the revolving credit line at December 31, 2010. If interest rates were to increase (decrease) by 100 basis points, the interest expense would have a corresponding increase (or decrease) of approximately less than $0.1 million.

Foreign currency risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for 2010 were transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Belgium, and the UK and we pay payroll and other expenses in the local currencies. In 2010, international sales were approximately 20% of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results. We have implemented a foreign currency hedging program to mitigate our exposure to foreign currency gains and losses. As of December 31, 2010, we had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $4,000 and derivative liability within accrued and other liabilities with a fair value of approximately $92,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as derivative liabilities within accrued and other liabilities, with a fair value of approximately $28,000 representing the estimated loss on those outstanding foreign currency exchange forward contracts. During 2010, the effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our consolidated statement of operations was a pre-tax gain of $0.8 million to mitigate our foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by approximately $1.1 million at December 31, 2010 and unrealized loss by approximately $0.8 million at December 31, 2009. We do not hold or purchase any currency contracts for trading purposes.

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

Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 24, 2011

/s/ JOHN L. BISHOP	/s/ ANDREW D. MILLER
John L. Bishop	Andrew D. Miller
Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited Cepheid’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cepheid’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Cepheid and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Part IV Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cepheid’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2011

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,538	$35,786
Short-term investments	—	21,636
Put option	—	3,295
Accounts receivable, less allowance for doubtful accounts of $61 thousand and $7 thousand as of December 31, 2010 and 2009, respectively	28,010	23,014
Inventory	37,598	38,015
Prepaid expenses and other current assets	4,138	2,421

Total current assets	149,284	124,167
Property and equipment, net	27,438	24,021
Other non-current assets	607	495
Intangible assets, net	24,688	30,817
Goodwill	18,594	18,626

Total assets	$220,611	$198,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,957	$22,068
Accrued compensation	12,594	8,869
Accrued royalties	7,994	12,929
Accrued other liabilities	1,288	1,800
Current portion of deferred revenue	8,207	2,923
Current portion of notes payable	1,679	108
Bank borrowing	—	14,618

Total current liabilities	53,719	63,315
Long-term portion of deferred revenue	4,057	2,279
Note payable, less current portion	4,991	732
Other liabilities	4,182	4,234

Total liabilities	66,949	70,560

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 60,568,626 and 58,644,990 shares issued and outstanding at December 31, 2010 and 2009, respectively	288,387	273,052
Additional paid-in capital	72,731	56,408
Accumulated other comprehensive income	726	371
Accumulated deficit	(208,182)	(202,265)

Total shareholders’ equity	153,662	127,566

Total liabilities and shareholders’ equity	$220,611	$198,126

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Total product sales	206,876	165,185	159,383
Other revenues	5,592	5,442	10,244

Total revenues	212,468	170,627	169,627

Costs and operating expenses:
Cost of product sales	105,135	95,542	89,714
Collaboration profit sharing	6,806	8,200	11,089
Research and development	42,503	39,313	43,310
Sales and marketing	38,840	29,156	29,757
General and administrative	24,528	21,278	20,861
Gain from legal settlement	—	(243)	(1,454)
Restructuring charge	—	747	—

Total costs and operating expenses	217,812	193,993	193,277

Loss from operations	(5,344)	(23,366)	(23,650)

Other income (expense):
Interest and other income, net	168	406	1,225
Interest expense	(340)	(332)	(13)
Foreign currency exchange gain (loss) and other	(820)	350	(860)

Other income, net	(992)	424	352

Loss before benefit for income taxes	(6,336)	(22,942)	(23,298)
Benefit for income taxes	419	440	911

Net loss	$(5,917)	$(22,502)	$(22,387)

Basic net loss per share	$(0.10)	$(0.39)	$(0.39)

Diluted net loss per share	$(0.10)	$(0.39)	$(0.39)

Shares used in computing basic net loss per share	59,712	58,206	57,101

Shares used in computing diluted net loss per share	59,712	58,206	57,101

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Share- holders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2007	55,611	$254,807	$26,697	$340	$(157,376)	$124,468
Components of comprehensive loss:
Net loss	—	—	—	—	(22,387)	(22,387)
Foreign currency translation adjustment	—	—	—	(363)	—	(363)

Total comprehensive loss						(22,750)

Issuance of shares of common stock under employee and director option plans	1,772	9,849	—	—	—	9,849
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	14,922	—	—	14,922
Issuance of shares of common stock under employee stock purchase plan	281	2,335	—	—	—	2,335

Balance at December 31, 2008	57,664	266,991	41,619	(23)	(179,763)	128,824
Components of comprehensive loss:
Net loss	—	—	—	—	(22,502)	(22,502)
Foreign currency translation adjustment	—	—	—	394	—	394

Total comprehensive loss						(22,108)

Issuance of shares of common stock under employee and director option plans	562	3,436	—	—	—	3,436
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	14,789	—	—	14,789
Issuance of shares of common stock under employee stock purchase plan	419	2,625	—	—	—	2,625

Balance at December 31, 2009	58,645	273,052	56,408	371	(202,265)	127,566
Components of comprehensive loss:
Net loss	—	—	—	—	(5,917)	(5,917)
Foreign currency translation adjustment	—	—	—	355	—	355

Total comprehensive loss						(5,562)

Issuance of shares of common stock under employee and director option plans	1,450	12,280	—	—	—	12,280
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	16,323	—	—	16,323
Issuance of shares of common stock under employee stock purchase plan	474	3,055	—	—	—	3,055

Balance at December 31, 2010	60,569	$288,387	$72,731	$726	$(208,182)	$153,662

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,917)	$(22,502)	$(22,387)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,326	8,808	7,632
Amortization of intangible assets	6,966	6,823	5,343
Amortization of prepaid compensation	—	147	252
Stock-based compensation related to employees and consulting services rendered	16,615	15,215	14,064
Write-offs of intangible assets	271	—	406
Unrealized (gain) loss on auction rate securities	(1,714)	(6,734)	9,899
Unrealized (gain) loss on put option	1,844	6,143	(9,438)
Deferred rent	85	(26)	231
Changes in operating assets and liabilities:
Accounts receivable	(4,394)	(4,062)	2,495
Inventory	124	(4,937)	(8,580)
Prepaid expenses and other current assets	(1,426)	2,059	(2,520)
Other non-current assets	(113)	425	(676)
Accounts payable and other current liabilities	(5,112)	10,753	1,106
Accrued compensation	3,726	949	(663)
Deferred revenue	7,062	615	(1,771)

Net cash provided by (used in) operating activities	27,343	13,676	(4,607)

Cash flows from investing activities:
Capital expenditures	(13,047)	(8,575)	(14,936)
Acquisition of leasehold improvements	125	—	327
Payments for technology licenses	(1,000)	(1,500)	(418)
Cost of acquisitions, net of cash acquired	(1,300)	(148)	(1,884)
Proceeds from the sale of fixed assets	138	20	125
Proceeds from maturities of marketable securities	24,800	200	2,550
Transfer from (to) restricted cash	—	1,500	(983)

Net cash provided by (used in) investing activities	9,716	(8,503)	(15,219)

Cash flows from financing activities:

Net proceeds from the sale of common shares and exercise of stock options and awards	15,334	6,061	12,183
Proceeds from bank borrowing	—	20	14,700
Proceeds from notes payable	6,448	849	—
Principal payments of bank borrowing	(14,618)	(40)	(65)
Principal payments of notes payable	(618)	(9)	—

Net cash provided by financing activities	6,546	6,881	26,818

Effect of exchange rate change on cash	147	254	10

Net increase in cash and cash equivalents	43,752	12,308	7,002
Cash and cash equivalents at beginning of year	35,786	23,478	16,476

Cash and cash equivalents at end of year	$79,538	$35,786	$23,478

Supplemental Cash Flow Information:
Cash paid for interest	$225	$273	$11

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain (loss) and other in the Consolidated Statements of Operations. Adjustments resulting from translating the financial statements of all foreign subsidiaries into U.S. dollars are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at rates approximating the weighted average rates during the period.

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

The Company designates marketable securities and short-term investments as either trading or available-for-sale and records them at fair value. Realized and unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. Marketable securities and short-term investments with original maturities greater than 90 days and remaining maturities less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, we recognize the difference between the sales proceeds and its carrying value (determined based on specific identification) as a realized gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis as a result of credit losses or otherwise is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and whether it is more-likely-than-not that the Company will hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction Rate Securities

At December 31, 2010 we did not hold any auction rate securities.

Prior to July 1,2010, we had a portfolio of auction rate securities that failed to settle at auction since March 2008. We valued our auction rate securities using a discounted cash flow methodology with significant inputs that included credit quality of the issuer, the percentage and the types of guarantees, contractual maturity, the timing and probability of the auction succeeding or security being called and discount factors. We collected interest on the investments that failed to settle at auction at the maximum contractual rate.

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we held our auction rate securities. Under the settlement, we had the put option to sell the auction rate securities held in our accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. Since the settlement agreement was a legally enforceable firm commitment, the put option was recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option was based on the difference in value between the par value and the fair value of the associated auction rate securities. We measured the put option at its fair value, and subsequent changes in fair value also were recognized in respective period financial results. At December 31, 2009, our put option was recorded at fair value, at par for $3.3 million and we had classified these securities as trading. On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities, which were classified as trading securities and recorded at fair value, at par to UBS for $11.8 million. In addition, the rights permitted us to establish a demand revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest that we paid on the credit line would not exceed the interest that we received on the auction rate securities that we had pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. On July 1, 2010, we paid down the outstanding loan balance of $1.3 million, such that there was no outstanding balance at December 31, 2010. We had an outstanding loan balance of $14.6 million, which approximated the carrying value, at December 31, 2009.

In 2010, we recorded a gain to other income (expense), net of $1.7 million to increase the value of our auction rate securities investments classified as trading securities, offset by a loss of $1.8 million to reduce the estimated fair value of the put option. In 2009, we recorded a gain to other income, net of $6.7 million to increase the value of our auction rate securities investments classified as trading securities, partially offset by a loss of $6.1 million to reduce the estimated fair value of the put option.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of approximately $0.9 million and $1.2 million was included in inventory as of December 31, 2010 and 2009, respectively.

The components of inventories were as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$14,101	$16,615
Work in process	12,601	10,933
Finished goods	10,896	10,467

	$37,598	$38,015

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$21	$21
Building	3,331	3,119
Scientific equipment	22,845	17,577
Manufacturing equipment	19,972	20,554
Office furniture, computers and equipment	11,764	9,473
Leasehold improvements	14,862	10,706

	72,795	61,450
Less accumulated depreciation and amortization	(45,357)	(37,429)

	$27,438	$24,021

Intangible Assets and Goodwill

As of December 31, 2010, intangible assets consisted primarily of rights to certain patented technologies licensed from Roche and Applera, (see Note 5, “Patent License Agreements” and Note 7, “Collaborative Agreements and Contracts”) and intangible assets acquired in acquisitions (see Note 8, “Acquisitions”).

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

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. In 2010, we recorded an impairment charge of $0.3 million related to a license termination. No impairment charge was recorded in 2009. In 2008, we recorded an impairment charge of $0.4 million related to certain licenses with no future use.

The Company annually reviews its goodwill for impairment. If the fair value of the Company exceeds its net book value including goodwill, then goodwill is not considered impaired. The initial step is to compare the Company’s fair value as determined by its market capitalization to its net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, the Company would estimate expected future cash flows of its business, which operates in a number of markets and geographical regions. The Company would then determine the carrying value of its business and compare its carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. At December 31, 2010, the Company compared its market capitalization to its net book value and determined that goodwill was not impaired.

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

	2010	2009	2008
Balance at beginning of year	$652	$655	$549
Costs incurred and charged against reserve	(594)	(573)	(210)
Accrual related to current year product sales	911	570	316

Balance at end of year	$969	$652	$655

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

The Company recognizes revenue from both one-time product sales and longer-term contract arrangements. The Company enters into certain revenue arrangements with multiple deliverables. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria must be treated as one unit of accounting for purposes of revenue recognition. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, generally four years, in our consolidated statements of operations.

In determining fair value of the stock-based compensation payments, we use the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (volatility), the risk-free interest rate and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock–based compensation.

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet in other assets or liabilities at their fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. Our foreign exchange contracts were not designated as hedging transactions, therefore, the changes in fair value of the derivatives are recorded in earnings. The Company enters into approximately two to six derivatives per quarter ranging from $0.1 million to $12.5 million in notional value each with a total notional value of approximately $11.2 million and $8.2 million in 2010 and 2009, respectively. As of December 31, 2010, we had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of approximately $4,000 and derivative liability within accrued and other liabilities with a fair value of approximately $92,000. As of December 31, 2009, we had two outstanding foreign exchange forward contracts, which were recorded as liabilities within accrued and other liabilities with a fair value of approximately $28,000. The effect of our hedging transactions, consisting entirely of foreign currency forward contracts, on our consolidated statement of operations in 2010 and 2009 was a pre-tax gain of approximately $0.8 million and a pre-tax loss of approximately $0.7 million, respectively.

Comprehensive Income (Loss)

Comprehensive loss includes net loss as well as other comprehensive income. As of December 31, 2010 and 2009, the Company’s accumulated other comprehensive income (loss) consists solely of cumulative foreign currency translation adjustments.

	December 31,
	2010	2009
Net loss	$(5,917)	$(22,502)
Other comprehensive income:
Foreign currency translation adjustments	355	394

Comprehensive loss	$(5,562)	$(22,108)

Net Loss Per Share

Basic net loss per share has been calculated based on the weighted-average number of common shares outstanding during the period. Shares used in diluted net loss per share calculations exclude anti-dilutive common stock equivalent shares, consisting of stock options. These anti-dilutive common stock equivalent shares totaled 5,651,000, 7,162,000 and 5,287,000 for 2010, 2009 and 2008, respectively.

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2010, 2009 and 2008, we did not recognize significant interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2010 and 2009, we had no significant accrued interest or penalties.

Recent Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. We will adopt ASU 2009-13 on January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). It modifies the scope of ASC subtopic 985-605 Software-Revenue Recognition to exclude from its requirements: 1) non-software components of tangible products and 2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We will adopt ASU 2009-14 on January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

2. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

Balance as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$63,667	$—	$—	$63,667
Cash equivalent - money market funds	15,871	—	—	15,871
Foreign currency derivatives	—	4	—	4

Total	$79,538	$4	$—	$79,542

Liabilities:
Foreign currency derivatives	$—	$92	$—	$92

Total	$—	$92	$—	$92

Balance as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$30,208	$—	$—	$30,208
Cash equivalent - money market funds	5,578	—	—	5,578
Short-term investments - taxable auction rate securities	—	—	21,636	21,636
Put option	—	—	3,295	3,295

Total	$35,786	$—	$24,931	$60,717

Liabilities:
Foreign currency derivatives	$—	$28	$—	$28

Total	$—	$28	$—	$28

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

Level 3 assets consist of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. In February 2008, auctions began to fail for these securities, and since then each auction in our portfolio failed. Prior to the settlement of exercising our put option to sell the auction rate securities held in our accounts with UBS to UBS at par value on July 1, 2010, we had classified the auction rate securities as short-term assets on our consolidated balance sheet as of December 31, 2009. These investments were valued at fair value. The following table provides a summary of changes in fair value of our auction rate securities and put option for the 2010 and 2009 (in thousands):

Level 3
Balance at January 1, 2009	$24,539
Settlements	(199)
Unrealized gain of auction rate securities included in current period earnings	6,734
Unrealized loss of put option included in current period earnings	(6,143)

Balance at December 31, 2009	$24,931

Level 3
Balance at January 1, 2010	$24,931
Settlements	(24,800)
Unrealized gain of auction rate securities included in current period earnings	1,714
Unrealized loss of put option included in current period earnings	(1,845)

Balance at December 31, 2010	$—

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

On November 10, 2008, we accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which we held our auction rate securities. Under the settlement, we had the option to sell the auction rate securities held in our accounts with UBS to UBS at par value during the put option exercise period. Since the settlement agreement was a legally enforceable firm commitment, the put option was recognized as a financial asset at fair value in our financial statements, and accounted for separately from the associated securities. The fair value of the put option was based on the difference in value between the par value and the fair value of the associated auction rate securities. We measured the put option at its fair value, and subsequent changes in fair value also were recognized in respective period financial results. At December 31, 2009, our put option was recorded at fair value, at par for $3.3 million and we had classified these securities as trading. On June 30, 2010, we notified UBS of our intent to exercise our put option to sell our portfolio of auction rate securities, which were classified as trading securities and recorded at fair value, at par to UBS for $11.8 million. In addition, the rights permitted us to establish a revolving credit line, payable on demand, in an amount up to 75% of fair value of the securities at a net no cost, meaning that the interest that we paid on the credit line would not exceed the interest that we received on the auction rate securities that we had pledged as security for the credit line. We borrowed $14.7 million on the line of credit on November 10, 2008. On July 1, 2010, we paid down the outstanding loan balance of $1.3 million, such that there was no outstanding balance at December 31, 2010. We had an outstanding loan balance of $14.6 million, which approximated the carrying value, at December 31, 2009.

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, December 31, 2010
Licenses	$44,507	$27,173	$17,334
Technology acquired in acquisitions	8,621	3,246	5,375
Other intangible assets acquired in acquisitions	4,283	2,304	1,979

	$57,411	$32,723	$24,688

Balance, December 31, 2009
Licenses	$44,507	$21,792	$22,715
Technology acquired in acquisitions	8,613	2,027	6,586
Other intangible assets acquired in acquisitions	3,183	1,667	1,516

	$56,303	$25,486	$30,817

In 2010, the Company completed acquisitions of certain assets of two companies. Acquisitions are approximately 1% of total assets for each respective period presented. Technology acquired in acquisitions and other intangible assets increased by a total of $1.1 million at December 31, 2010 from December 31, 2009.

Included in licenses was $19.9 million in connection with a patent license agreement with Roche, effective July 1, 2004. The net book value of this license was $7.0 million and $9.0 million at December 31, 2010 and 2009, respectively.

We capitalize patent licenses and amortize them over their estimated useful lives on a straight-line basis. Amortization expense of intangible assets was $7.0 million, $6.8 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2009 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2011	$6,845
2012	5,468
2013	4,756
2014	3,418
2015	1,497
Thereafter	2,704

Total expected future annual amortization	$24,688

4. Segment and Significant Concentrations

We and our wholly owned subsidiaries operate in one business segment.

The following table illustrates product sales in the Clinical, Industrial, Biothreat and Partner markets:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Product sales by market:
Clinical Systems	$31,266	$26,241	$32,084
Clinical Reagents	131,254	89,701	58,167

Total Clinical	162,520	115,942	90,251
Industrial	18,117	19,165	15,437
Biothreat	22,206	24,762	35,797
Partner	4,033	5,316	17,898

Total product sales	$206,876	$165,185	$159,383

We currently sell our products through our direct sales force and through third-party distributors. For the years ended December 31, 2010, 2009 and 2008, there was one direct customer that accounted for 11%, 15% and 23% of total product sales, respectively. We have distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, China, the Americas and other parts of the world. The following table provides a summary of product sales by geographic region for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

The following table provides a breakdown of product sales by geographic region (in thousands):

	Years Ended December 31,
	2010	2009	2008
Product Sales Geographic information:
North America
Clinical	$127,326	$88,562	$70,248
Other	37,328	40,227	55,078

Total North America	164,654	128,789	125,326

International
Clinical	35,194	27,380	20,004
Other	7,028	9,016	14,053

Total International	42,222	36,396	34,057

Total product sales	$206,876	$165,185	$159,383

No single country outside of the U.S. represented more than 10% of our total revenues or total assets in any period presented and no customer outside the U.S. accounted for more than 10% of our total product sales.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company maintains a portfolio of cash equivalents and money market funds.

The Company’s accounts receivable are derived primarily from sales to customers. The Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In addition, the Company maintains an allowance for potential doubtful accounts. There was one customer whose accounts receivable balance represented 3% of total receivables as of December 31, 2010 and 12% of total receivables as of December 31, 2009.

The Company relies on several companies as its sole source for various materials used in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

5. Patent License Agreements

In April 2004, the Company entered into a patent license agreement with Applera, through its LIFE and its Celera Diagnostics joint venture, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Applera patents. The Company also entered into a patent license agreement with Roche, effective July 1, 2004, for a non-exclusive worldwide license to make, use, and sell the Company’s products incorporating technology covered by Roche patents. Under the license agreements, the Company agreed to pay aggregate license fees of $32.2 million, of which $23.5 million was paid in 2005 and $8.7 million was paid in 2006. In connection with the license agreements, the Company recorded intangible assets of $31.1 million, representing the present value of license fee obligations which is net of imputed interest of $1.1 million. The effective interest rate used to calculate the present value of the discounted payments was 4.0% for both the Roche and Applera licenses. In June 2006, the Applera patent license agreement was expanded to include additional Company products, for which the Company paid an additional $0.5 million. The intangible assets related to the Applera and Roche licenses are amortized on a straight-line basis over their useful lives of approximately 10 years, with the amortization recorded as part of the cost of product sales. The Company also paid approximately $1.2 million in back royalties related to the Applera license, which was expensed during the quarter ended March 31, 2004.

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

6. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to LIFE under our collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $6.8 million, $8.2 million and $11.1 million for the years ended December 31, 2010, 2009, 2008 respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

7. Collaborative Agreements and Contracts

Novartis

In October 2010, the Company entered into a collaboration with Novartis for the commercialization of a test for monitoring the BCR-ABL gene transcript in peripheral blood specimens from patients diagnosed with Ph+ CML. To fund development and clinical trial costs, Cepheid received an upfront fee of $5.0 million in October 2010 from Novartis with up to $3.0 million in milestone payments over the ensuing 12 months. If the FDA grants us clearance to commercially release the product in the U.S., under the collaboration, Novartis will have exclusive global distribution rights to the Xpert BCR-ABL test under a Cepheid/Novartis label.

Foundation for Innovative New Diagnostics

In May 2006, the Company entered into an agreement with the FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, Cepheid was responsible for the development of a 6-color GeneXpert instrument to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed Cepheid at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of our Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND will fund $5.0 million in development costs throughout the two-year contract.

LIFE and Northrop Grumman Corporation

In October 2002, the Company entered into a collaboration agreement with LIFE to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by LIFE for packaging by the Company into its GeneXpert test cartridges and sold by the Company for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the two parties.

In August 2007, the Company entered into a five-year master purchase order with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. The agreement, and subsequent purchase orders, cover the period through September 30, 2011.

8. Acquisitions

In 2010, the Company completed acquisitions of certain assets of two companies. In 2008, the Company completed one acquisition of certain assets of a company. Acquisitions are approximately 1% of total assets for each respective period presented.

9. Commitments, Contingencies and Legal Matters

Facility Leases

The Company leases office space under arrangements expiring through 2020. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. Net rent expense for all operating leases, partially offset by subleasing a portion of our office space to a third party, for the years ended December 31, 2010, 2009 and 2008 was $4.1 million, $3.7 million and $3.4 million, respectively.

Minimum annual rental commitments under facility operating leases at December 31, 2010 are as follows (in thousands):

Years Ending December 31,
2011	$5,809
2012	5,732
2013	5,807
2014	5,924
2015	4,826
Thereafter	14,777

Total minimum payments	$42,875

Commitments

As of December 31, 2010, purchase commitments consisted of $11.6 million, $2.5 million and $2.5 million for 2011, 2012 and 2013.

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

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered Abaxis’ amended complaint denying that we were in breach of the licensing contract and further amended our counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss, countering certain of our defenses and counterclaims. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against us and twelve other named defendants alleging that Cepheid falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. Our initial deadline for answering this complaint is April 11, 2011. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

During the third quarter of 2009, the Company entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid the Company $0.2 million, which the Company recorded as a gain.

10. Shareholders’ Equity

Stock Option Plans

On April 27, 2006, the Company’s shareholders approved the 2006 Plan, which was approved by the Board in February 2006. On April 27, 2006, the Board also terminated the Company’s 1997 Stock Option Plan (“1997 Plan”). No new grants will be made under the 1997 Plan, and options granted or shares issued under the 1997 Plan that were outstanding on the date the 1997 Plan was terminated will remain subject to the terms of the 1997 Plan. Shares of common stock reserved for issuance under the 2006 Plan include (i) an initial authorization of 3,800,000 shares of common stock, (ii) shares reserved but unissued under the 1997 Plan as of the date the 1997 Plan was terminated and (iii) shares subject to awards granted under the 1997 Plan that are cancelled, forfeited or repurchased by the Company or expire after the 1997 Plan termination. On April 24, 2008, shareholders approved an increase to the number of shares of common stock reserved for issuance under the 2006 Plan by 1,800,000. On April 29, 2010, shareholders approved an increase to the number of shares of common stock reserved for issuance under the 2006 Plan by 3,800,000.

Under the 2006 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share awards (“PSAs”). ISOs may be granted only to employees and directors of the Board, and all other awards may be granted to Company employees and directors and to consultants, independent contractors and advisors of the Company for services rendered. Any award, other than a stock option or a SAR, shall reduce the number of shares available for issuance by 1.75 shares for each share subject to such award (for a stock option or a SAR this ratio shall remain 1:1). The 2006 Plan is administered by the Compensation Committee of the Board (“Committee”). RSAs, SBAs, RSUs and PSAs (collectively, “Full Value Equity Awards”) with vesting or settlement restrictions, as applicable, based upon completion of performance goals, shall have a minimum one-year vesting or settlement restriction period (the “One-Year Restriction Period”) and all other vesting or settlement restrictions, as applicable, for Full Value Equity Awards shall have a minimum three-year vesting or settlement restriction period (the “Three-Year Restriction Period” and together with the One-Year Restriction Period, the “Minimum

Restriction Periods”). The Company may grant Full Value Equity Awards without taking into account the Minimum Restriction Periods, provided, that, the Company does not grant more than 10% of the aggregate shares of common stock reserved and available for grant and issuance under the 2006 Plan without the Minimum Restriction Periods. The following provides a general description of each type of award under the 2006 Plan. As of December 31, 2010, we had 2,199,748 shares of our common stock reserved for future issuance under the 2006 Plan.

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

We have no outstanding SBAs, SARs, or PSAs as of December 31, 2010 and 2009.

A summary of option activity under all plans is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	8,905	$8.48
Granted	2,109	$20.94
Exercised	(1,750)	$5.63
Forfeited	(258)	$16.47

Outstanding, December 31, 2008	9,006	$11.72
Granted	1,694	$9.45
Exercised	(505)	$6.80
Forfeited	(443)	$13.05

Outstanding, December 31, 2009	9,752	$11.52
Granted	1,448	$19.79
Exercised	(1,388)	$8.83
Forfeited	(298)	$16.09

Outstanding, December 31, 2010	9,514	$13.03	4.20	$94,022

Exercisable, December 31, 2010	6,538	$11.30	3.59	$75,915
Vested and expected to vest, December 31, 2010	8,954	$12.81	4.13	$90,425

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price of $22.75 on the last trading day of 2010 and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. The total intrinsic value of options actually exercised was $14.4 million, $2.5 million, and $37.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

A summary of all award activity, which consists of RSAs and RSUs, is as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2007	91	$13.55
Granted	27	$24.76
Vested	(42)	$14.80
Cancelled	(10)	$21.73

Outstanding, December 31, 2008	66	$16.07
Granted	65	$12.51
Vested	(58)	$13.19
Cancelled	(8)	$19.85

Outstanding, December 31, 2009	65	$14.60
Granted	415	$20.05
Vested	(67)	$15.08
Cancelled	(10)	$8.43

Outstanding, December 31, 2010	403	$17.92

In accordance with the 2006 Plan, RSAs and RSUs granted in 2010 and 2009 reduced the number of shares available for future grant by a factor of 1.75 in 2010, 2009 and 2008 for each share subject to such award, or 725,667, 113,750 and 47,250 shares in 2010, 2009 and 2008.

Employee Stock Purchase Plan

The ESPP was adopted in April 2000, amended in June 2003 and April 2009. The ESPP permits eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined two-year offering periods consisting of four, six-month purchase periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the two-year offering period or the last day of the six-month purchase period, whichever is lower. The number of shares available for future issuance increase annually equal to the lesser of (a) 200,000 shares, (b) 0.75% of the outstanding shares on the date of the annual increase or (c) an amount determined by the Board.

Reserved Shares

As of December 31, 2010, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2006 Plan:
Options, RSUs and awards outstanding for all plans	9,514
Reserved for future grants	2,200
ESPP	1,081

12,795

Stock-Based Compensation

Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the ESPP for the years ended December 31, 2010, 2009 and 2008 was estimated using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
OPTION SHARES:
Expected Term (in years)	4.61	4.52	4.46
Volatility	0.55	0.74	0.60
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	2.13%	1.86%	2.38%
Estimated Forfeitures	7.74%	8.04%	7.74%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25
Volatility	0.65	0.85	0.70
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.46%	0.65%	2.26%
Estimated Forfeitures	7.74%	8.04%	7.74%

The weighted average fair value of our stock options granted to employees was $9.38, $5.53 and $6.44 for 2010, 2009 and 2008, respectively. Also, the weighted average fair value for our shares purchased by employees under the ESPP was $6.90, $4.31 and $7.60 for 2010, 2009 and 2008, respectively.

Stock-Based Compensation Cost—The following table is a summary of the major categories of stock compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Years Ended December 31,
	2010	2009	2008
Cost of product sales	$2,523	$2,411	$1,016
Research and development	5,274	5,499	5,407
Sales and marketing	3,613	2,823	3,456
General and administrative	5,206	4,482	4,185

Total stock-based compensation cost	$16,616	$15,215	$14,064

The above stock-based compensation cost includes $1.8 million, $1.0 million, and $1.7 million related to ESPP for 2010, 2009, and 2008, respectively. In addition, stock-based compensation cost of approximately $0.9 million, $1.2 million and $1.6 million was included in inventory as of December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was approximately $20.1 million, which is net of estimated forfeitures of $5.3 million. This cost will be amortized on a straight line basis over a weighted average period of approximately 2.52 years and will be adjusted for subsequent changes in estimated forfeitures.

As of December 31, 2010, the total compensation cost related to RSAs and RSUs under the 2006 Plan not yet recognized was approximately $5.7 million, which is net of estimated forfeitures of $1.4 million. This cost will be amortized on a straight line basis over a weighted average period of approximately 1.92 years and 3.80 years for RSAs and RSUs, respectively and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2010, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $0.3 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the ESPP.

11. Employee Benefit Plan

The Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2010, 2009 and 2008 were $0.6 million, $0.5 million, and $0.5, respectively.

12. Income Taxes

The income tax benefit of $0.4 million in 2010 is primarily comprised of $0.8 million of income tax benefit primarily related to a tax credit for research and development in France, as well as to the amortization of acquired intangibles in Sweden and UK, partially offset by $0.3 million of foreign tax expense and state income tax expense of $0.1 million. The income tax benefit of $0.4 million in 2009 represented U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit as provided by the Act. The income tax benefit in 2009 also represented $0.7 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden partially offset by $0.4 million of foreign tax expense and state income tax expense of $0.1 million. The income tax benefit of $0.9 million in 2008 represented current U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit as provided by the Act. The income tax benefit in 2008 also represented $0.9 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden and a refundable R&D credit in France, partially offset by $0.1 million of state income tax expense.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2010	2009
Net operating loss carryforwards	$38,300	$49,393
Capitalized research and development costs	190	1,633
Research and other credit carryforwards	9,709	8,925
Stock option compensation	13,952	12,512
Other	14,945	9,120

Total deferred tax assets	77,096	81,583
Valuation allowance for deferred tax assets	(76,982)	(81,583)
Total deferred tax liability	(1,656)	(1,919)

Net deferred tax liability	$(1,542)	$(1,919)

Realizability of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance with the exception of those in the UK and Sweden relating to the amortization of acquired assets and licensed intellectual property of Sangtec and Stretton. The valuation allowance decreased by approximately $4.6 million, increased by $9.1 million and decreased by $11.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $154.2 million, which expire in the years 2011 through 2028, federal research and development tax credits of approximately $5.3 million, which expire in the years 2019 through 2030, and foreign tax credits of $0.1 million which expire in 2019. As of December 31, 2009, the Company had net operating loss carryforwards for state income tax purposes of approximately $69.7 million, which expire in the years 2014 through 2031, and state research and development tax credits of approximately $6.8 million, which have no expiration date.

Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss before utilization.

The Company had no undistributed earnings from its foreign subsidiaries for which tax has not been provided as of December 31, 2010.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. For federal income tax purposes, the Company has open tax years from

1996 through 2010 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the open years are from 2000 through 2010 due to either research credit carryovers or net operating loss carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2010	2009	2008
Balance at beginning of year	$4,741	$4,330	$3,675
Increase related to current year tax positions	518	486	689
Increase (decrease) for tax positions of prior years	(73)	(75)	(34)

Balance at end of year	$5,186	$4,741	$4,330

All of the unrecognized tax benefits would affect our effective tax rate if recognized, before consideration of certain valuation allowances. The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2011.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We recognize interest and penalties related to uncertain tax positions in income tax expense. In 2010, 2009 and 2008, we did not recognize any significant interest or penalties related to uncertain tax positions. As of December 31, 2010 and 2009, we had accrued no significant interest or penalties.

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

14. Gain from Legal Settlement

During the third quarter of 2009, we entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid us $0.2 million, which we have recorded as a gain.

15. Restructuring

During the first quarter of 2009, the Company eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, primarily related to severance. As of December 31, 2010 and 2009, the activities under this restructuring plan were complete and the Company had no outstanding restructuring expenses to be paid.

16. Notes payable

Notes payable

On June 7, 2010, the Company entered into a Loan Agreement with SVB, which provided for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which was funded in the third quarter of 2010 and $2.0 million of which was funded in the fourth quarter of 2010, with a maturity date for each term loan of 48 months following funding and bearing interest no less than 5.5%. The borrowings under the Loan Agreement are collateralized by a first priority security interest in certain assets of the Company. The Company had an outstanding balance of $5.5 million on the term line and no outstanding balance under the revolving credit line at December 31, 2010. The loan agreement requires the Company to maintain no less than 75% of its consolidated cash and cash equivalents in the operating bank accounts in the U.S. as collateral. Also, the loan agreement requires a covenant for the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interest, Taxes, Depreciation and Amortization on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these covenants or otherwise breaches the loan agreement, the Company may be required to repay the loans prior to their stated maturity dates, and the bank may be able to foreclose on any collateral in the Company’s operating accounts. The Company was in compliance with these covenants as of December 31, 2010. As of December 31, 2010, the minimum SVB loan principal payments are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note payable	5,500	1,500	3,000	1,000	—

The Company also had an outstanding note payable of $1.2 million and $0.8 million at December 31, 2010 and 2009, respectively, with its real property in France pledged as collateral for the loan.

Bank Borrowing

The UBS comprehensive settlement agreement permitted the Company to establish a revolving credit line, payable on demand, in an amount up to 75% of the fair market value of the auction rate securities at a net no cost, meaning that the interest the Company paid on the credit line would not exceed the interest that the Company received on the auction rate securities that the Company had pledged as security for the credit line. The Company borrowed $14.7 million on the line of credit on November 10, 2008 and had no outstanding balance at December 31, 2010 and an outstanding balance of $14.6 million at December 31, 2009.

CEPHEID

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2010
Revenues:
Product sales	$47,182	$48,648	$54,877	$56,169
Other revenues	863	994	1,178	2,557

Total revenues	48,045	49,642	56,055	58,726

Cost and operating expenses:
Cost of product sales	26,071	25,215	27,279	26,570
Collaboration profit sharing	1,655	1,654	2,404	1,093
Research and development	9,701	10,150	10,986	11,666
Sales and marketing	8,985	9,260	9,969	10,626
General and administrative	5,715	5,848	6,033	6,932

Total cost and operating expenses	52,127	52,127	56,671	56,887

Income (loss) from operations	(4,082)	(2,485)	(616)	1,839
Other income (expense), net	(276)	(261)	(109)	(346)

Income (loss) before income tax expense	(4,358)	(2,746)	(725)	1,493
Benefit (provision) for income taxes	19	945	(397)	(148)

Net income (loss)	$(4,339)	$(1,801)	$(1,122)	$1,345

Basic net income (loss) per share	$(0.07)	$(0.03)	$(0.02)	$0.02

Diluted net income (loss) per share	$(0.07)	$(0.03)	$(0.02)	$0.02

Weighted average shares used in computing basic net income (loss) per share	58,936	59,493	59,987	60,413

Weighted average shares used in computing diluted net income (loss) per share	58,936	59,493	59,987	63,372

Gross profit on product sales:
Product sales	$47,182	$48,648	$54,877	$56,169
Cost of product sales	(26,071)	(25,215)	(27,279)	(26,570)

	$21,111	$23,433	$27,598	$29,599

Diluted net income per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2009
Revenues:
Product sales	$36,588	$39,560	$40,798	$48,239
Other revenues	2,179	1,461	837	965

Total revenues	38,767	41,021	41,635	49,204

Costs and operating expenses:
Cost of product sales	20,690	23,250	23,765	27,837
Collaboration profit sharing	2,629	2,612	1,306	1,653
Research and development	10,338	10,315	8,744	9,916
Sales and marketing	6,812	6,917	7,040	8,387
General and administrative	5,269	5,340	5,223	5,446
Restructuring charge	747	—	—	—
Gain from legal settlement	—	—	(243)	—

Total costs and operating expenses	46,485	48,434	45,835	53,239

Loss from operations	(7,718)	(7,413)	(4,200)	(4,035)
Other income (expense), net	72	459	116	(223)

Loss before income tax expense	(7,646)	(6,954)	(4,084)	(4,258)
Benefit (provision) for income taxes	44	175	245	(24)

Net loss	$(7,602)	$(6,779)	$(3,839)	$(4,282)

Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.07)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	57,832	58,053	58,335	58,596

Gross profit on product sales:
Product sales	$36,588	$39,560	$40,798	$48,239
Cost of product sales	(20,690)	(23,250)	(23,765)	(27,837)

	$15,898	$16,310	$17,033	$20,402

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2010.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be held on April 26, 2011. Information related to our executive officers also appears under the caption “Executive Officers of the Registrant” in Item 1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be held on April 26, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be held on April 26, 2011. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be held on April 26, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be held on April 26, 2011.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

All other schedules are omitted as the required information is inapplicable or the information is presented in “Item 8: Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report on Form 10-K.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2008	$37	$69	$(86)	$20
Year ended December 31, 2009	20	(12)	(1)	7
Year ended December 31, 2010	7	80	(26)	61

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

Signature	Title	Date

/s/ JOHN L. BISHOP John L. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ ANDREW D. MILLER Andrew D. Miller	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director and Chairman of the Board	February 24, 2011

/s/ THOMAS D. BROWN	Director	February 24, 2011
Thomas D. Brown

/s/ CRISTINA H. KEPNER	Director	February 24, 2011
Cristina H. Kepner

/s/ ROBERT EASTON	Director	February 24, 2011
Robert Easton

/s/ DEAN O. MORTON	Director	February 24, 2011
Dean O. Morton

/s/ MITCHELL D. MROZ	Director	February 24, 2011
Mitchell D. Mroz

/s/ DAVID H. PERSING, M.D., PH.D. David H. Persing, M.D., Ph.D.	Executive Vice President and Chief Medical and Technology Officer and Director	February 24, 2011

/s/ HOLLINGS C. RENTON	Director	February 24, 2011
Hollings C. Renton

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000

3.2	Amended and Restated Bylaws	8-K		3.01	10/24/2008

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002

4.3	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002

10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003

10.2*	2000 Employee Stock Purchase Plan, as amended	8-K		99.1	5/5/2009

10.3*	2006 Equity Incentive Plan, as amended, and restated	8-K		99.01	11/1/2010

10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000

10.5†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000

10.6†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000

10.7	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002

10.8†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003

10.9†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004

10.10†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004

10.11*	Offer letter dated November 4, 2004 from Cepheid to Mr. Humberto Reyes from Cepheid	10-K		10.35	2/28/2005

10.12	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005

10.13*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005

10.14*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

10.16*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007

10.17	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007	10-Q		10.1	5/10/2007

10.18†	Master Purchase Order between Northrop Grumman Security Systems and Cepheid dated August 15, 2007	10-Q		10.1	11/5/2007

10.19*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008

10.20*	Amended and Restated Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers	8-K		99.02	5/3/2010

10.21	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008

10.22	Series C-2 Auction Rate Securities Rights (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form F-3 (File No. 333-153882) filed by UBS AG with the Securities and Exchange Commission on October 7, 2008)	F-3	333-153882	4.6	10/7/2008

10.23	Credit Line Agreement dated December 5, 2008, by and between Cepheid and UBS	10-K		10.38	2/26/2009

10.24*	Offer Letter dated June 5, 2003 from Cepheid to Joseph H. Smith					X

10.25*	Amendment to Employment Agreement dated February 21, 2008 from Cepheid to Joseph H. Smith					X

10.26	Loan and Security Agreement, dated as of June 7, 2010, by and between Cepheid and Silicon Valley Bank	8-K		10.01	6/9/2010

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
§	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.