Form 10-Q
period 2011-03-31
CEPHEID
filed 2011-05-05
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 22, 2011 there were 61,773,143 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2011

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,460	$79,538
Accounts receivable, net	28,385	28,010
Inventory	43,376	37,598
Prepaid expenses and other current assets	6,184	4,138

Total current assets	158,405	149,284
Property and equipment, net	29,094	27,438
Other non-current assets	630	607
Intangible assets, net	23,740	24,688
Goodwill	17,689	18,594

Total assets	$229,558	$220,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,425	$21,957
Accrued compensation	10,419	12,594
Accrued royalties	7,627	7,994
Accrued and other liabilities	1,318	1,288
Current portion of deferred revenue	8,223	8,207
Current portion of notes payable	1,693	1,679

Total current liabilities	49,705	53,719
Long-term portion of deferred revenue	4,718	4,057
Notes payable, less current portion	4,632	4,991
Other liabilities	3,402	4,182

Total liabilities	62,457	66,949

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 61,583,777 and 60,568,626 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	297,098	288,387
Additional paid-in capital	76,980	72,731
Accumulated other comprehensive income	678	726
Accumulated deficit	(207,655)	(208,182)

Total shareholders’ equity	167,101	153,662

Total liabilities and shareholders’ equity	$229,558	$220,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales	57,637	47,182
Other revenue	2,582	863

Total revenues	60,219	48,045

Costs and operating expenses:
Cost of product sales	25,310	26,071
Collaboration profit sharing	1,092	1,655
Research and development	13,574	9,701
Sales and marketing	11,447	8,985
General and administrative	7,630	5,715

Total costs and operating expenses	59,053	52,127

Income (loss) from operations	1,166	(4,082)
Other income (expense):
Interest income	4	85
Interest expense	(116)	(56)
Foreign currency exchange loss and other	(87)	(305)

Other expense, net	(199)	(276)

Income (loss) before income taxes	967	(4,358)
Benefit from (provision for) income taxes	(440)	19

Net income (loss)	$527	$(4,339)

Basic net income (loss) per share	$0.01	$(0.07)

Diluted net income (loss) per share	$0.01	$(0.07)

Shares used in computing basic net income (loss) per share	61,161	58,936

Shares used in computing diluted net income (loss) per share	65,028	58,936

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$527	$(4,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,469	2,325
Amortization of intangible assets	1,726	1,696
Stock-based compensation related to employees and consulting services rendered	4,400	3,746
Unrealized gain on auction rate securities	—	(1,425)
Unrealized loss on put option	—	1,571
Deferred rent	36	25
Changes in operating assets and liabilities:
Accounts receivable	(840)	(5,051)
Inventory	(5,882)	1,500
Prepaid expenses and other current assets	(1,232)	(997)
Other non-current assets	(23)	36
Accounts payable and other current liabilities	(2,498)	(2,254)
Accrued compensation	(2,175)	(1,994)
Deferred revenue	677	180

Net cash used in operating activities	(2,815)	(4,981)

Cash flows from investing activities:
Capital expenditures	(3,543)	(3,998)
Payments for technology licenses	(1,000)	(1,000)
Cost of acquisitions, net	(296)	(574)
Proceeds from the sales of short-term investments	—	4,125
Proceeds from the sale of fixed assets	20	78

Net cash used in investing activities	(4,819)	(1,369)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	8,711	3,461
Principal payment of bank borrowing	—	(4,020)
Principal payment of notes payable	(345)	(82)

Net cash provided by (used in) financing activities	8,366	(641)
Effect of exchange rate change on cash	190	337

Net increase (decrease) in cash and cash equivalents	922	(6,654)
Cash and cash equivalents at beginning of period	79,538	35,786

Cash and cash equivalents at end of period	$80,460	$29,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s Non-Clinical legacy Industrial, Biothreat and Partner markets. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

The condensed consolidated balance sheet at March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2011 or for any future period. The condensed consolidated balance sheet as of December 31, 2010 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Within Note 4 Segment and Significant Concentrations, certain amounts have been reclassified to conform to the current period presentation.

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

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company’s valuation techniques used to measure fair value maximized the use of observable inputs and minimized the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs:

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

See Note 2, “Fair Value,” for information and related disclosures regarding the Company’s fair value measurements.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

The Company designates marketable securities and short-term investments as either trading or available-for-sale and records them at fair value. Realized and unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income within stockholders’ equity. Marketable securities and short-term investments with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, the Company reports the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis as a result of credit losses or otherwise is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the Company’s amortized cost basis, any adverse changes in the investees’ financial condition and whether it is more-likely-than-not that the Company will hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $0.7 million and $0.9 million was included in inventory as of March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the components of inventory (in thousands):

	March 31, 2011	December 31, 2010
Raw Materials	$15,594	$14,101
Work in Process	15,618	12,601
Finished Goods	12,164	10,896

	$43,376	$37,598

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

The following table summarizes the activities in the warranty provision (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$969	$652
Costs incurred and charged against reserve	(129)	(175)
Accrual related to current period product sales	252	319

Balance at end of period	$1,092	$796

Revenue Recognition

The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements. The Company sells service contracts for which revenue is deferred and recognized ratably over the contract period.

In the first quarter of 2011, we adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an immaterial impact on the amount and timing of reported revenue.

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is our best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

For multiple element arrangements entered into prior to January 1, 2011, revenue agreements were evaluated to determine whether the delivered item had value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item existed. Deliverables in an arrangement that did not meet the separation criteria were treated as one unit of accounting for purposes of revenue recognition.

Other revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses is generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services are recognized as the related services is performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on our progress to completion and recoverability is reasonably assured. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations. The Company recognizes the fair value of the Company’s stock option awards as compensation expense over the requisite service period of each award, which is generally four years.

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term (volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock–based compensation.

•

Expected term is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•	Expected volatility is based on the historical volatility for the past 5 years, which approximates the expected term of the option grant.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Expected dividend is based on the Company’s expectation of issuing a dividend over the expected term. Historically, the Company has not issued dividends.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet within other assets or liabilities at their respective fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. The Company’s foreign exchange contracts were not designated as hedging transactions; therefore, the changes in fair value of the derivatives are recorded in earnings. Historically, the Company has entered into six or fewer derivatives per quarter ranging from $0.1 million to $12.6 million in notional value. Total notional value was $12.5 million and $9.8 million, respectively, in the first quarter of 2011 and 2010. As of March 31, 2011, the Company had two outstanding foreign exchange forward contracts and no derivative asset or liability recorded. As of December 31, 2010, the Company had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of $4,000 and a derivative liability within accrued and other liabilities with a fair value of $92,000. During the three months ended March 31, 2011 and 2010, the effect of the Company’s hedging transactions, consisting entirely of foreign currency forward contracts, on the Company’s condensed consolidated statement of operations was a pre-tax gain of $0.1 million and a pre-tax gain of $0.6 million, respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 1,606,974 and 5,216,000 for the three months ended March 31, 2011 and 2010, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

(in thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010
Basic:
Net income (loss)	$527	$(4,339)

Basic weighted shares outstanding	61,161	58,936

Net income (loss) per share	$0.01	$(0.07)

Diluted:
Net income (loss)	$527	$(4,339)
Basic weighted shares outstanding	61,161	58,936
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	3,867	—

Diluted weighted shares outstanding	65,028	58,936

Net income (loss) per share	$0.01	$(0.07)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). As of March 31, 2011 and 2010, the Company’s accumulated other comprehensive income (loss) consists solely of cumulative foreign currency translation adjustments.

The following table summarizes the computation of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$527	$(4,339)
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	1

Comprehensive income (loss)	$479	$(4,338)

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets. The Company maintains a valuation allowance against substantially all deferred tax assets, net of deferred tax liabilities, as of March 31, 2011.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). It modifies the scope of ASC subtopic 985-605 “Software- Revenue Recognition” to exclude from its requirements: 1) non-software components of tangible products; and 2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company concluded ASU 2009-14 has no impact on the Company’s condensed consolidated financial statements as the Company concluded software is incidental to the instruments.

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

Balance as of March 31, 2011:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$64,589	$—	$—	$64,589
Cash equivalent - money market funds	15,871	—	—	15,871

Total	$80,460	$—	$—	$80,460

Balance as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$63,667	$—	$—	$63,667
Cash equivalent - money market funds	15,871	—	—	15,871
Foreign currency derivatives	—	4	—	4

Total	$79,538	$4	$—	$79,542

Liabilities:
Foreign currency derivatives	$—	$92	$—	$92

Total	$—	$92	$—	$92

The Company records derivative assets and liabilities at fair value. The Company’s derivatives consist of foreign exchange forward contracts. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

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

Level 3 assets are valued through unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and have historically consisted of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. As of March 31, 2011 and December 31, 2010, the Company had no auction rate securities or other assets which were classified as Level 3.

In the first three months of 2010, the Company recorded a loss of $0.1 million to other income (expense), net consisting of a gain of $1.5 million to increase the value of the Company’s auction rate securities investments classified as trading securities, offset by a loss of $1.6 million to reduce the estimated fair value of the put option.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(28,447)	$16,060
Technology acquired in acquisitions	9,053	(3,543)	5,510
Other intangible assets acquired in acquisitions	4,628	(2,458)	2,170

	$58,188	$(34,448)	$23,740

Balance, December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(27,173)	$17,334
Technology acquired in acquisitions	8,621	(3,246)	5,375
Other intangible assets acquired in acquisitions	4,283	(2,304)	1,979

	$57,411	$(32,723)	$24,688

During the first three months of 2011, the Company completed one acquisition of certain assets of a company. This acquisition was not material. Technology acquired in acquisitions and other intangible assets increased a total of $0.8 million at March 31, 2011 from December 31, 2010. Of that increase, $0.3 million related to other intangibles acquired in the acquisitions of certain assets from a company and $0.5 million related to the currency translation of foreign subsidiaries whose functional currency is not the U.S. dollar.

Amortization expense of intangible assets was $1.7 million for both the three months ended March 31, 2011 and 2010. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s condensed consolidated balance sheet as of March 31, 2011, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2011 (remaining nine months)	$5,280
2012	5,653
2013	4,922
2014	3,579
2015	1,591
Thereafter	2,715

Total expected future annual amortization	$23,740

As of March 31, 2011, goodwill decreased $0.9 million from $18.6 million at December 31, 2010 to $17.7 million. This reduction was the result of foreign currency translation.

4. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
System sales	$12,691	$10,917
Reagent and disposable sales	44,946	36,265

Total product sales	57,637	47,182
Other revenue	2,582	863

Total revenues	$60,219	$48,045

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended March 31,
	2011	2010
Product sales by market:
Clinical Systems	$11,594	$9,698
Clinical Reagents	38,642	29,570

Total Clinical	50,236	39,268
Non-Clinical	7,401	7,914

Total product sales	$57,637	$47,182

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the three months ended March 31, 2011. There was one direct customer that accounted for 11% of total product sales for the three months ended March 31, 2010. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net as of March 31, 2011 or December 31, 2010. The Company has distribution agreements with several companies to distribute products in the U.S. and have several regional distribution arrangements throughout Europe, Japan, China, Mexico and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Three Months Ended March 31,
	2011	2010
Product Sales Geographic information:
North America
Clinical	$36,305	$30,959
Non-Clinical	5,904	6,145

Total North America	42,209	37,104

International
Clinical	$13,931	$8,309
Non-Clinical	1,497	1,769

Total International	15,428	10,078

Total product sales	$57,637	$47,182

No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Life Technologies Corporation (“LIFE”) under its agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.1 million and $1.7 million for the three months March 31, 2011 and 2010, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the condensed consolidated statements of operations.

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of product sales	$499	$470
Research and development	1,413	1,301
Sales and marketing	1,096	877
General and administrative	1,392	1,098

Total stock-based compensation expense	$4,400	$3,746

Stock-based compensation cost of $0.7 million and $0.9 million was included in inventory as of March 31, 2011 and December 31, 2010, respectively.

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	9,514	$13.03
Granted	107	$25.27
Exercised	(740)	$9.18
Forfeited	(25)	$15.63

Outstanding, March 31, 2011	8,856	$13.50	4.03	$128,820

Exercisable, March 31, 2011	6,100	$11.74	3.38	$99,499
Vested and expected to vest, March 31, 2011	8,344	$13.29	3.96	$123,157

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	403	$17.92
Granted	5	26.37
Vested/Released	(4)	19.09
Cancelled	(3)	20.47

Outstanding, March 31, 2011	401	$17.98

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended March 31,
	2011	2010
OPTION SHARES:
Expected Term (in years)	4.61	4.52
Volatility	0.55	0.75
Expected Dividends	—%	—%
Risk Free Interest Rates	1.95%	2.14%
Estimated Forfeitures	7.74%	8.14%

ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.52	0.72
Expected Dividends	—%	—%
Risk Free Interest Rates	0.38%	0.55%

The weighted average fair value of the Company’s stock options granted to employees was $11.84 and $9.26 for the three months ended March 31, 2011 and 2010, respectively. Also, the weighted average fair value for the Company’s shares purchased by employees under the ESPP was $9.02 and $6.81 for the three months ended March 31, 2011 and 2010, respectively.

7. Income Taxes

The income tax provision of $0.4 million for the three months ended March 31, 2011 relates primarily to ordinary tax expense of the Company’s French subsidiary, partially offset by a tax benefit for research and development tax credits in France and the amortization of acquired intangibles in Sweden. The income tax benefit of $19,000 for the three months ended March 31, 2010 related primarily to an expense for state taxes offset by a tax benefit for research and development tax credits in France.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company’s position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

For federal income tax purposes, the Company has open tax years from 1996 through 2010 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2002. For California state income tax purposes, the Company has open years from 2000 through 2010 due to either research credit carryovers or net operating loss carryforwards.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the periods presented, the amount of any interest or penalties related to uncertain tax positions was not material.

The Company’s total unrecognized tax benefit as of December 31, 2010 was $5.2 million. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the three months ended March 31, 2011, based upon the Company’s analysis, a significant increase or decrease in unrecognized tax benefits did not occur in the three months ended March 31, 2011.

8. Commitments, Contingencies and Legal Matters

Facility Leases

Net rent expense for all operating leases, partially offset by subleasing a portion of the Company’s office space to a third party, for the three months ended March 31, 2011 and 2010, was $1.6 million and $0.9 million, respectively. The following table summarizes the minimum lease payments under non-cancelable operating leases, net of future minimum contractual sublease income, as of March 31, 2011 (in thousands):

Years Ending December 31,	Net Lease Payments
2011 (remaining nine months)	$4,686
2012	5,887
2013	5,975
2014	6,098
2015	5,051
Thereafter	15,900

Total minimum payments	$43,597

Purchase Commitments

As of March 31, 2011, purchase commitments consisted of $11.5 million, $2.5 million and $2.5 million for the remainder of 2011, 2012 and 2013, respectively. There are no purchase commitments that currently exist for 2014, 2015 and 2016.

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Contingencies

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of its products. Historically, costs related to indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

To the extent permitted under California law, the Company has agreements whereby the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements; however, the Company has director and officer insurance coverage that reduces its exposure and enables us to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, management answered Abaxis’ amended complaint, denying that the Company was in breach of the licensing contract and further amended the Company’s counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss certain of the Company’s defenses and counterclaims. On March 22, 2011, the Court granted the motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On April 26, 2011, Abaxis filed a motion to dismiss the Company’s defense and counterclaim alleging inequitable conduct by Abaxis, and an answer to the Company’s other counterclaims. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against the Company and twelve other named defendants alleging that the Company falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. The complaint seeks statutory damages to be decided by the court. On April 8, 2011, Troll Busters filed an amended complaint against all of the defendants. On April 29, 2011, the Company filed a motion to dismiss the suit. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

The Company may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, management does not believe that the Company is party to any currently pending legal proceedings, the outcome of which will have a material adverse effect on the Company’s operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

The Company responds to claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters, and such amounts are included in other accrued liabilities. Should the Company not be able to secure the terms management expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

9. Notes Payable and Credit Facility

On June 7, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provided for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which was funded in the third quarter of 2010 and $2.0 million of which was funded in the fourth quarter of 2010, with a maturity date for each term loan of 48 months following funding and bearing interest of no less than 5.5%. The borrowings under the Loan Agreement are collateralized by a first priority security interest in certain assets of the Company. The Company had an outstanding balance of $5.1 million and $5.5 million on the term line as of March 31, 2011 and December 31, 2010, respectively, and has never had an outstanding balance under the revolving credit line. The loan agreement requires the Company to maintain no less than 75% of its consolidated cash and cash equivalents in the operating bank accounts in the U.S. as collateral. Also, the loan agreement requires a covenant for the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interest, Taxes, Depreciation and Amortization on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these covenants or otherwise breaches the loan agreement, the Company may be required to repay the loans prior to their stated maturity dates, and the bank may be able to foreclose on any collateral in the Company’s operating accounts. The Company was in compliance with these covenants as of March 31, 2011. The following table summarizes the minimum SVB loan principal payments per year as of March 31, 2011 (in thousands):

Years Ending December 31,	SVB Loan Payments
2011 (remaining nine months)	$1,125
2012	1,500
2013	1,500
2014	1,000
2015 and thereafter	—

Total minimum payments	$5,125

The Company had an additional outstanding note payable of $1.2 million at March 31, 2011 and December 31, 2010 with its real property in France pledged as collateral for the loan. This loan will be repaid by 2016.

10. Derivative Instruments and Hedging Activities

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company enters into foreign exchange forward contracts to mitigate the change in fair value of its net recognized foreign currency assets and liabilities and to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments are not designated as hedging instruments. Accordingly, changes in the fair value of these derivative instruments are recognized immediately in other income (expense), net on the statement of operations together with the transaction gain or loss from the hedged balance sheet position. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; changes in the protocols, best practices or level of testing for healthcare associated infections; testing volumes for our other products; development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully sell additional products in the Clinical market; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the level of testing at existing clinical customer sites; the mix of products sold, which can affect gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; our ability to satisfy our debt obligations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; the scope and timing of actual USPS funding of the BDS in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in our Non-Clinical legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the U.S. market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test, and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

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

The paradigm shift represented by the GeneXpert system includes (1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode, (2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technicians, and (3) the scalability of the instrument, currently from one to 48 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for testing at the point of patient care. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, eliminating potential human error and contamination issues. In addition, the instrument is particularly well suited to perform “nested” PCR, a detection method that provides an enhanced level of sensitivity. This method performs an additional amplification of the target specimen after the first PCR amplification. This second amplification is designed to selectively amplify only the desired target sequence. The routine laboratory use of nested PCR has been discouraged because of the high risk of cross-contamination during processing in an open lab environment. We have developed a method for performing the entire test procedure for both of these amplifications in a single closed vessel. This led to our first commercial release of two in vitro diagnostic (“IVD”) products based on nested PCR.

We currently have available a broad and expanding menu of tests and reagents for use on our systems, spanning infectious disease, healthcare associated infections, women’s health, genetics and oncology. Our reagents and tests are marketed along with our systems on a worldwide basis.

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

Revenues

Currently, we derive our revenues primarily from the sales of our two systems and associated reagents and disposables in the Clinical and Non-Clinical markets, and to a lesser extent from contract and government sponsored research.

Research and Development

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: 1) assay development efforts to design, optimize, and produce specific tests that leverage the systems and chemistry we have developed; 2) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 3) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 4) engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(In thousands)
Revenues:
System sales	$12,691	$10,917	$1,774	16%
Reagent and disposable sales	44,946	36,265	8,681	24%

Total product sales	57,637	47,182	10,455	22%
Other revenue	2,582	863	1,719	199%

Total revenues	$60,219	$48,045	$12,174	25%

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Product sales by market:
Clinical Systems	$11,594	$9,698	$1,896	20%
Clinical Reagents	38,642	29,570	9,072	31%

Total Clinical	50,236	39,268	10,968	28%
Non-Clinical	7,401	7,914	(513)	-6%

Total product sales	$57,637	$47,182	$10,455	22%

Clinical revenues increased $11.0 million or 28% for the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was led by a 31% growth in the Clinical Reagent business resulting from both new customers and existing customers expanding menu utilization with adoption of new tests from our Xpert test portfolio. Clinical Systems sales increased due to increased shipments of systems into High Burden Developing Countries (“HBDC”).

In the Non-Clinical market, product sales decreased in the three months ended March 31, 2011 as compared to the same period in the prior year. This decrease was primarily due to the timing of shipments of anthrax test cartridge sales to Northrop Grumman/USPS as well as decreased SmartCycler System sales.

The following table summarizes product sales by geographic regions (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$36,305	$30,959	$5,346	17%
Non-Clinical	5,904	6,145	(241)	-4%

Total North America	42,209	37,104	5,105	14%

International
Clinical	$13,931	$8,309	$5,622	68%
Non-Clinical	1,497	1,769	(272)	-15%

Total International	15,428	10,078	5,350	53%

Total product sales	$57,637	$47,182	$10,455	22%

North American product sales increased $5.1 million or 14% for the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was driven by growth in Clinical reagent sales. Non-Clinical product sales decreased primarily due to the decrease of anthrax test cartridge sales under the USPS BDS program.

International product sales, which primarily represent sales in Europe, increased $5.4 million or 53% for the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was primarily driven by higher Clinical reagent sales in addition to strong system placements driven primarily by our HBDC program.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue increased $1.7 million or 199% for the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was primarily associated with the research and development funding of our Xpert BCR-ABL collaboration with Novartis and HIV Viral Load test with the Foundation for New Innovative Diagnostics (“FIND”).

Costs and Operating Expenses

The following table summarizes costs and operating expenses for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$25,310	$26,071	$(761)	-3%
Collaboration profit sharing	1,092	1,655	(563)	-34%
Research and development	13,574	9,701	3,873	40%
Sales and marketing	11,447	8,985	2,462	27%
General and administrative	7,630	5,715	1,915	34%

Total costs and operating expenses	$59,053	$52,127	$6,926	13%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles.

Cost of product sales decreased $0.8 million or (3%) for the three months ended March 31, 2011 as compared to the same period in the prior year. This decrease was primarily attributed to favorable product mix, the phase out of certain PCR-related royalty payments associated with our Clinical business in the U.S. in August, lower inventory reserve provisions than in the first quarter of 2010, when we provided a reserve for excess flu inventory as well as a one-time credit due to over-payment of certain royalties in prior years.

Our product gross margin percentage was 56% and 45% for the three months ended March 31, 2011 and 2010, respectively. We expect the product gross margin percentage to fluctuate moderately from quarter to quarter for the remainder of 2011, depending on product and geography mix, as well as the revenue contribution from our HBDC program, which has lower margins.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties.

Collaboration profit sharing expense decreased $0.6 million or (34%) for the three months ended March 31, 2011 as compared to the same period in the prior year. This decrease was primarily due to the reduction in anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $3.9 million or 40% for the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was primarily due to a $1.8 million increase in salaries and employee-related expenses, a $1.1 million increase in supply materials and a $0.3 million increase in contractor costs as development efforts on many of our projects continued to increase.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $2.5 million or 27% for the three months ended March 31, 2011 as compared to the same period in the prior year. The increase is primarily due to a $1.6 million increase in salaries and employee-related expenses and a $0.5 million increase in sales and marketing program costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $1.9 million or 34% for the three months ended March 31, 2011 as compared to the same period in the prior year. The increase was primarily due to an increase of $1.2 million in salaries and employee-related expenses and an increase of $0.7 million in legal fees.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. The following table summarizes other income (expense), net for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Other income (expense), net:
Interest income	$4	$85	$(81)	-95%
Interest expense	(116)	(56)	(60)	107%
Foreign currency exchange (loss) and other	(87)	(305)	218	-71%

Total other income (expense), net	$(199)	$(276)	$77	-28%

Interest income decreased primarily due to the reduction of our short-term investment balance for the three months ended March 31, 2011 as compared to the same period of the prior year. For the three months ended March 31, 2011, we had no short-term investments.

Interest expense increased primarily due to a higher average note payable balance outstanding for the three months ended March 31, 2011 as compared to the same period of the prior year.

Foreign currency exchange loss and other decreased as a result of better performance of our hedging activities offset by weakening of the U.S. dollar against other currencies, primarily the Euro.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2011	2010	Increase/ (Decrease)
	(In thousands)
Net cash used in operating activities	$(2,815)	$(4,981)	$2,166
Net cash used in investing activities	(4,819)	(1,369)	(3,450)
Net cash provided by (used in) financing activities	8,366	(641)	9,007

The net cash used in operating activities was $2.8 million in the first three months in 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets and deferred rent expense. The primary working capital uses of cash for the three months ended March 31, 2011 were decreases in accounts payable and other liabilities and accrued compensation and increases in inventory, accounts receivable and increases in prepaid expenses and other current assets. The decrease in accrued compensation was primarily due to the pay out of the 2010 year end bonus in the first quarter of 2011. The primary working capital source of cash was an increase in deferred revenue.

The net cash used in operating activities was $5.0 million in the first three months in 2010. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets and deferred rent expense partially offset by an unrealized gain on auction rate securities. The primary working capital uses of cash for the three months ended March 31, 2010 were decreases in accounts payable and other liabilities and accrued compensation related to the pay out of the 2009 annual bonus and increases in accounts receivable and prepaid expenses and other current assets. The primary working capital source of cash was a decrease in inventory and deferred revenue.

The net cash used in investing activities was $4.8 million in the first three months in 2011. It was primarily comprised of net capital expenditures, the cost of an asset acquisition and payments for technology licenses.

The net cash used in investing activities was $1.4 million in the first three months in 2010. It was primarily comprised of proceeds from the sales and maturities of short-term investments being more than offset by net capital expenditures, the cost of asset acquisitions and payments for technology licenses.

The net cash provided by financing activities was $8.4 million in the first three months in 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by payments made related to the SVB note payable.

The net cash used in financing activities was $0.6 million in the first three months in 2010. It was primarily comprised of payments made related to our bank borrowings and notes payable being partially offset by net proceeds from the issuance of common shares related to the exercise of stock options.

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our minimum lease payments under non-cancelable operating leases and the net of future minimum contractual sublease income and Note 9 to the Condensed Consolidated Financial Statements for detailed information regarding our existing notes payable.

Off-Balance-Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

Please see Notes 8 and 9 to our financial statements included herein for a description of certain changes to our commitments, contingencies, and amounts owed under our existing notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investments in interest-bearing assets are subject to interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk, we maintain our interest-bearing portfolio, which consists of cash and cash equivalents, in money market funds. Due to the short-term nature of the investments, we believe we currently have no material exposure to interest rate risk arising from our investments or debt. Therefore, we have not included quantitative disclosure in this Form 10-Q.

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2011 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, the Benelux region and the United Kingdom and we pay payroll and other expenses in local currencies. In the first quarter of 2011 and 2010, international product sales were 27% and 21%, respectively, of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results. Historically, we have entered into six or fewer derivatives per quarter ranging from $0.1 million to $12.6 million in notional value each. Total notional value was $12.5 million and $9.8 million, respectively, in the first quarter of 2011 and 2010. As of March 31, 2011, the Company had two outstanding foreign exchange forward contracts and no derivative asset or liability recorded. As of December 31, 2010, we had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of $4,000 and a derivative liability within accrued and other liabilities with a fair value of $92,000.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by approximately $1.3 million at March 31, 2011 and unrealized gain by approximately $1.1 million at December 31, 2010. We do not hold or purchase any currency contracts for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, and recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered Abaxis’ amended complaint, denying that we were in breach of the licensing contract and further amended our counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss certain of our defenses and counterclaims. On March 22, 2011, the Court granted the motion with leave for us to amend our counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On April 26, 2011, Abaxis filed a motion to dismiss our defense and counterclaim alleging inequitable conduct by Abaxis, and an answer to our other counterclaims. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against us and twelve other named defendants alleging that we falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. The complaint seeks statutory damages to be decided by the court. On April 8, 2011, Troll Busters filed an amended complaint against all of the defendants. On April 29, 2011, we filed a motion to dismiss the suit. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

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

Although we had net income for the quarter ended March 31, 2011, we have incurred operating losses in each annual period since our inception. We experienced net losses of approximately $22.4 million in 2008, $22.5 million in 2009 and $5.9 million in 2010. We may achieve profitability for 2011. As of March 31, 2011, we had an accumulated deficit of approximately $207.7 million. Our ability to be profitable for 2011 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the development of our HBDC sales programs and global economic and political conditions. Our ability to be profitable for 2011 and beyond also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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

The sales cycles for our systems can be lengthy, particularly during uncertain economic conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on our systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timely expansion of our menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	the demand for the tests and reagents we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.

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

The regulatory process applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process. We cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted.

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

Comprehensive healthcare reform legislation, signed into law on March 23, 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new healthcare regulations. The impact and durability of this legislation, in its current form, remains unclear, and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume. Other political and regulatory influences are also subjecting our industry to significant changes, and we cannot predict whether new regulations will emerge at the federal or state level, or abroad, but complying with such new regulations may divert management resources, and inadvertent failure to comply with new regulations may result in penalties being imposed on us. Notably, various healthcare reform proposals have emerged at the state level, and it is unclear which, if any, of these proposals will be enacted and what impact any resulting laws would have on our operations.

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

The comprehensive healthcare reform legislation includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe will include all of our Clinical products sold in the U.S. The exact impact of this excise tax is not currently clear. If allowed by the legislation, we may seek to pass this tax onto our customers, but it is not yet known whether the tax may be passed onto customers. If we are unsuccessful, our future operating results could be harmed, which in turn could cause the price of our stock to decline.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

Our operations and performance depend on global economic conditions, which have been adversely impacted by the recent global macroeconomic downturn. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, GenProbe and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests.

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

In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market. Furthermore, any failure in the overall BDS, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

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

We have a relatively small sales force compared to some of our competitors. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, which cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 1 “Legal Proceedings.” Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to this claim and others that may arise in the future of patent infringement could likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

Our international operations subject us to additional risks and costs.

We conduct operations on a global basis. These operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	difficulties in collecting accounts receivable or longer payment cycles;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

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

Our sales to customers outside the U.S. are subject to government export regulations that require us to obtain licenses to export such products. If the U.S. government was to amend its export control regulations, such amendments could create uncertainty in our industry, result in increased costs of compliance, and further restrict our ability to sell our products abroad. In particular, we are required to obtain a new license for each purchase order of our biothreat products that are exported outside the U.S. Delays or denial of the grant of any required license, or changes to the regulations that make such delays or denials more likely or frequent, could make it difficult to make sales to foreign customers and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

We have entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This loan agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of March 31, 2011. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

Our operating results could be materially affected by unanticipated changes in our tax provisions or exposure to additional income tax liabilities.

Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is appropriate. We expect to maintain such valuation allowance so long as there is insufficient evidence that we will be able to realize the benefit of our deferred tax assets. We reassess the realizability of the deferred tax assets as facts and circumstances dictate. If after future assessments of the realizabilty of the deferred tax assets, we determine that a lesser or greater allowance is required, or that no such allowance is appropriate, we will record a corresponding change to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our results of operations. Although we believe our estimates and judgments are reasonable, including those related to our valuation allowance, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended March 31, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $22.89 to $28.02 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 5th day of May 2011.

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