Form 10-Q
period 2011-06-30
CEPHEID
filed 2011-08-01
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 21, 2011 there were 62,704,356 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2011

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,252	$79,538
Accounts receivable, net	31,072	28,010
Inventory	45,144	37,598
Prepaid expenses and other current assets	5,837	4,138

Total current assets	180,305	149,284
Property and equipment, net	30,010	27,438
Other non-current assets	682	607
Intangible assets, net	22,037	24,688
Goodwill	17,753	18,594

Total assets	$250,787	$220,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,291	$21,957
Accrued compensation	13,664	12,594
Accrued royalties	7,530	7,994
Accrued and other liabilities	1,790	1,288
Current portion of deferred revenue	8,616	8,207
Current portion of notes payable	1,696	1,679

Total current liabilities	57,587	53,719
Long-term portion of deferred revenue	3,661	4,057
Notes payable, less current portion	4,216	4,991
Other liabilities	3,288	4,182

Total liabilities	68,752	66,949

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 62,658,313 and 60,568,626 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	305,316	288,387
Additional paid-in capital	81,956	72,731
Accumulated other comprehensive income	591	726
Accumulated deficit	(205,828)	(208,182)

Total shareholders’ equity	182,035	153,662

Total liabilities and shareholders’ equity	$250,787	$220,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$63,592	$48,648	$121,229	$95,830
Other revenue	3,437	994	6,019	1,857

Total revenues	67,029	49,642	127,248	97,687

Costs and operating expenses:
Cost of product sales	29,254	25,215	54,564	51,286
Collaboration profit sharing	1,093	1,654	2,185	3,309
Research and development	13,915	10,150	27,489	19,851
Sales and marketing	11,879	9,260	23,326	18,245
General and administrative	8,905	5,848	16,535	11,563

Total costs and operating expenses	65,046	52,127	124,099	104,254

Income (loss) from operations	1,983	(2,485)	3,149	(6,567)
Other income (expense):
Interest income	7	68	11	153
Interest expense	(176)	(54)	(292)	(110)
Foreign currency exchange loss and other	(231)	(275)	(318)	(580)

Other expense, net	(400)	(261)	(599)	(537)

Income (loss) before income taxes	1,583	(2,746)	2,550	(7,104)
Benefit from (provision for) income taxes	244	945	(196)	964

Net income (loss)	$1,827	$(1,801)	$2,354	$(6,140)

Basic net income (loss) per share	$0.03	$(0.03)	$0.04	$(0.10)

Diluted net income (loss) per share	$0.03	$(0.03)	$0.04	$(0.10)

Shares used in computing basic net income (loss) per share	62,120	59,493	61,638	59,216

Shares used in computing diluted net income (loss) per share	66,390	59,493	65,727	59,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,354	$(6,140)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,031	4,604
Amortization of intangible assets	3,452	3,472
Stock-based compensation related to employees and consulting services rendered	9,343	7,919
Unrealized gain on auction rate securities	—	(1,714)
Unrealized loss on put option	—	1,844
Deferred rent	32	31
Changes in operating assets and liabilities:
Accounts receivable	(3,527)	(4,703)
Inventory	(7,650)	437
Prepaid expenses and other current assets	(1,440)	(502)
Other non-current assets	(74)	(632)
Accounts payable and other current liabilities	2,113	(6,333)
Accrued compensation	1,069	(181)
Deferred revenue	13	257

Net cash provided by (used in) operating activities	10,716	(1,641)

Cash flows from investing activities:
Capital expenditures	(6,994)	(6,488)
Payments for technology licenses	(1,000)	(1,000)
Cost of acquisitions, net	(296)	(574)
Proceeds from the sales of short-term investments	—	12,975
Proceeds from the sale of fixed assets	20	78

Net cash provided by (used in) investing activities	(8,270)	4,991

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	16,962	7,520
Proceeds from notes payable	—	2,448
Principal payment of bank borrowing	—	(13,270)
Principal payment of notes payable	(757)	(111)

Net cash provided by (used in) financing activities	16,205	(3,413)

Effect of exchange rate change on cash	63	811

Net increase in cash and cash equivalents	18,714	748
Cash and cash equivalents at beginning of period	79,538	35,786

Cash and cash equivalents at end of period	$98,252	$36,534

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

The condensed consolidated balance sheet at June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2011 or for any future period. The condensed consolidated balance sheet as of December 31, 2010 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Within Note 4 Segment and Significant Concentrations, certain amounts have been reclassified to conform to the current period presentation.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $0.7 million and $0.9 million was included in inventory as of June 30, 2011 and December 31, 2010, respectively.

The following table summarizes the components of inventory (in thousands):

	June 30, 2011	December 31, 2010
Raw Materials	$13,724	$14,101
Work in Process	20,138	12,601
Finished Goods	11,282	10,896

	$45,144	$37,598

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

The following table summarizes the activities in the warranty provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,092	$796	$969	$652
Costs incurred and charged against reserve	(59)	(181)	(188)	(355)
Accrual related to current period product sales	178	303	430	621

Balance at end of period	$1,211	$918	$1,211	$918

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet within other assets or liabilities at their respective fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between Cepheid and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. The Company’s foreign exchange contracts were not designated as hedging transactions; therefore, the changes in fair value of the derivatives are recorded in earnings. Historically, the Company has entered into six or fewer derivatives per quarter ranging from $0.1 million to $12.6 million in notional value. The total notional value was $11.2 million and $10.2 million in the second quarter of 2011 and 2010, respectively. As of June 30, 2011, the Company had two outstanding foreign exchange forward contracts and recorded a derivative asset of $0.1 million and a derivative liability of $2,000. As of December 31, 2010, the Company had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of $4,000 and a derivative liability within accrued and other liabilities with a fair value of $92,000.

During the three months ended June 30, 2011 and 2010, the effect of the Company’s hedging transactions, consisting entirely of foreign currency forward contracts, on the Company’s condensed consolidated statement of operations was a pre-tax loss of $0.2 million and a pre-tax gain of $0.8 million, respectively. During the six months ended June 30, 2011 and 2010, the effect of the Company’s hedging transactions, consisting entirely of foreign currency forward contracts, on the Company’s condensed consolidated statement of operations was a pre-tax loss of $1.0 million and a pre-tax gain of $1.5 million, respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 972,000 and 5,667,000 for the three months ended June 30, 2011 and 2010, respectively, and 863,000 and 5,300,000 for the six months ended June 30, 2011 and 2010, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:

Net income (loss)	$1,827	$(1,801)	$2,354	$(6,140)

Basic weighted shares outstanding	62,120	59,493	61,638	59,216

Net income (loss) per share	$0.03	$(0.03)	$0.04	$(0.10)

Diluted:

Net income (loss)	$1,827	$(1,801)	$2,354	$(6,140)

Basic weighted shares outstanding	62,120	59,493	61,638	59,216

Effect of dilutive securities:

Stock options, ESPP, restricted stock units and restricted stock awards	4,270	—	4,089	—

Diluted weighted shares outstanding	66,390	59,493	65,727	59,216

Net income (loss) per share	$0.03	$(0.03)	$0.04	$(0.10)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). As of June 30, 2011 and 2010, the Company’s accumulated other comprehensive income (loss) consists solely of cumulative foreign currency translation adjustments.

The following table summarizes the computation of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$1,827	$(1,801)	$2,354	$(6,140)
Other comprehensive income (loss):
Foreign currency translation adjustments	(87)	138	(135)	139

Comprehensive income (loss)	$1,740	$(1,663)	$2,219	$(6,001)

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets. The Company maintains a valuation allowance against substantially all deferred tax assets, net of deferred tax liabilities, as of June 30, 2011.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations.

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets, which consist of cash, cash equivalents and foreign currency derivatives, and financial liabilities, which consist of foreign currency derivatives, measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

Balance as of June 30, 2011:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$87,381	$—	$—	$87,381
Cash equivalent - money market funds	10,871	—	—	10,871
Foreign currency derivatives	—	142	—	142

Total	$98,252	$142	$—	$98,394

Liabilities:
Foreign currency derivatives	$—	$2	$—	$2

Total	$—	$2	$—	$2

Balance as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$63,667	$—	$—	$63,667
Cash equivalent - money market funds	15,871	—	—	15,871
Foreign currency derivatives	—	4	—	4

Total	$79,538	$4	$—	$79,542

Liabilities:
Foreign currency derivatives	$—	$92	$—	$92

Total	$—	$92	$—	$92

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

Level 3 assets are valued through unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and have historically consisted of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. As of June 30, 2011 and December 31, 2010, the Company had no auction rate securities or other assets which were classified as Level 3.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,582	$(29,721)	$14,861
Technology acquired in acquisitions	9,003	(3,841)	5,162
Other intangible assets acquired in acquisitions	4,627	(2,613)	2,014

	$58,212	$(36,175)	$22,037

Balance, December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(27,173)	$17,334
Technology acquired in acquisitions	8,621	(3,246)	5,375
Other intangible assets acquired in acquisitions	4,283	(2,304)	1,979

	$57,411	$(32,723)	$24,688

Amortization expense of intangible assets was $1.7 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, and $3.5 million for both the six months ended June 30, 2011 and 2010. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s condensed consolidated balance sheet as of June 30, 2011, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2011 (remaining six months)	$3,524
2012	5,658
2013	4,929
2014	3,585
2015	1,600
Thereafter	2,741

Total expected future annual amortization	$22,037

As of June 30, 2011, goodwill decreased $0.8 million from $18.6 million at December 31, 2010 to $17.8 million. This reduction was the result of foreign currency translation.

4. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenues:
System sales	$14,138	$9,808	$26,829	$20,725
Reagent and disposable sales	49,454	38,840	94,400	75,105

Total product sales	63,592	48,648	121,229	95,830
Other revenue	3,437	994	6,019	1,857

Total revenues	$67,029	$49,642	$127,248	$97,687

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product sales by market:
Clinical Systems	$13,168	$8,630	$24,762	$18,328
Clinical Reagents	44,127	31,626	82,769	61,196

Total Clinical	57,295	40,256	107,531	79,524
Non-Clinical	6,297	8,392	13,698	16,306

Total product sales	$63,592	$48,648	$121,229	$95,830

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the three and six months ended June 30, 2011. There was one direct customer that accounted for 10% and 11% of total product sales for the three and six months ended June 30, 2010, respectively. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net as of June 30, 2011 or December 31, 2010. The Company has distribution agreements with several companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Mexico and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product Sales Geographic information:
North America
Clinical	$42,099	$31,263	$78,404	$62,222
Non-Clinical	5,626	6,951	11,530	13,096

Total North America	47,725	38,214	89,934	75,318

International
Clinical	$15,196	$8,993	$29,127	$17,302
Non-Clinical	671	1,441	2,168	3,210

Total International	15,867	10,434	31,295	20,512

Total product sales	$63,592	$48,648	$121,229	$95,830

No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Life Technologies Corporation (“LIFE”) under its agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.1 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $2.2 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the condensed consolidated statements of operations.

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product sales	$436	$537	$935	$1,007
Research and development	1,668	1,216	3,081	2,517
Sales and marketing	854	1,165	1,950	2,042
General and administrative	1,985	1,255	3,377	2,353

Total stock-based compensation expense	$4,943	$4,173	$9,343	$7,919

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	9,514	$13.03
Granted	1,204	$30.86
Exercised	(1,745)	$8.98
Forfeited	(133)	$16.27

Outstanding, June 30, 2011	8,804	$16.16	4.24	$163,370

Exercisable, June 30, 2011	5,681	$12.95	3.38	$123,235
Vested and expected to vest, June 30, 2011	8,253	$15.82	4.15	$155,282

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	403	$17.92
Granted	297	31.39
Vested/Released	(77)	20.31
Cancelled	(15)	20.47

Outstanding, June 30, 2011	608	$24.17

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPTION SHARES:
Expected Term (in years)	4.61	4.61	4.61	4.61
Volatility	0.55	0.55	0.55	0.56
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	1.85%	2.27%	1.86%	2.26%
Estimated Forfeitures	7.74%	7.74%	7.74%	7.74%

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.52	0.72	0.52	0.72
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.38%	0.55%	0.38%	0.55%

The weighted average fair value of the Company’s stock options granted to employees was $14.68 and $9.49 for the three months ended June 30, 2011 and 2010, respectively, and $14.42 and $9.48 for the six months ended June 30, 2011 and 2010, respectively. Also, the weighted average fair value for the Company’s shares purchased by employees under the ESPP was $9.02 and $6.81 for the three and six months ended June 30, 2011 and 2010, respectively.

7. Income Taxes

The income tax benefit of $0.2 million for the three months ended June 30, 2011 relates primarily to research and development tax credits and net operating losses associated with our French subsidiary and the amortization of acquired intangibles in Sweden. The income tax provision of $0.2 million for the six months ended June 30, 2011 relates primarily to ordinary tax expense of the Company’s French subsidiary, partially offset by a tax benefit for research and development tax credits in France and the amortization of acquired intangibles in Sweden.

The net income tax benefit of $0.9 million and $1.0 million for the three and six months ended June 30, 2010, respectively, relates primarily to research and development tax credits and net operating losses associated with our French subsidiary and the amortization of acquired intangibles in Sweden.

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

The Company’s total unrecognized tax benefit as of December 31, 2010 was $5.2 million. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the six months ended June 30, 2011, based upon the Company’s analysis, a significant increase or decrease in unrecognized tax benefits did not occur in the six months ended June 30, 2011.

8. Commitments, Contingencies and Legal Matters

Facility Leases

Net rent expense for all operating leases, partially offset by subleasing a portion of the Company’s office space to a third party, was $1.7 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $3.3 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively. The following table summarizes the minimum lease payments under non-cancelable operating leases, net of future minimum contractual sublease income, as of June 30, 2011 (in thousands):

Years Ending December 31,	Net Lease Payments
2011 (remaining six months)	$3,127
2012	5,907
2013	5,998
2014	6,121
2015	5,081
Thereafter	19,911

Total minimum payments	$46,144

Purchase Commitments

As of June 30, 2011, purchase commitments consisted of $11.1 million, $2.5 million and $2.5 million for the remainder of 2011, 2012 and 2013, respectively. There are no purchase commitments that currently exist for 2014 and thereafter.

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

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, the Company answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On June 17, 2011, upon direction by the court, the Company filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim of inequitable conduct and filed an answer to the Company’s other counterclaims. On July 15, 2011, the Company filed its opposition to the motion, and on July 22, 2011, Abaxis filed a reply. A court ordered mediation has been scheduled for August 25, 2011. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against the Company and twelve other named defendants alleging that the Company falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. The complaint seeks statutory damages to be decided by the court. On April 8, 2011, Troll Busters filed an amended complaint against all of the defendants. On April 29, 2011, the Company filed a motion to dismiss the suit. A hearing on the motion is scheduled for August 12, 2011. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

9. Notes Payable and Credit Facility

On June 7, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provided for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which was funded in the third quarter of 2010 and $2.0 million of which was funded in the fourth quarter of 2010, with a maturity date for each term loan of 48 months following funding and bearing interest of no less than 5.5%. The borrowings under the Loan Agreement are collateralized by a first priority security interest in certain assets of the Company. The Company had an outstanding balance of $4.8 million and $5.5 million on the term line as of June 30, 2011 and December 31, 2010, respectively, and has never had an outstanding balance under the revolving credit line. The loan agreement requires the Company to maintain no less than 75% of its consolidated cash and cash equivalents in the operating bank accounts in the U.S. as collateral. Also, the loan agreement requires a covenant for the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interest, Taxes, Depreciation and Amortization on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these covenants or otherwise breaches the loan agreement, the Company may be required to repay the loans prior to their stated maturity dates, and the bank may be able to foreclose on any collateral in the Company’s operating accounts. The Company was in compliance with these covenants as of June 30, 2011. The following table summarizes the minimum SVB loan principal payments per year as of June 30, 2011 (in thousands):

Years Ending December 31,	SVB Loan Payments
2011 (remaining six months)	$750
2012	1,500
2013	1,500
2014	1,000
2015 and thereafter	—

Total minimum payments	$4,750

The Company had an additional outstanding note payable of $1.2 million at June 30, 2011 and December 31, 2010 with its real property in France pledged as collateral for the loan. This loan will be repaid by 2016.

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

The paradigm shift represented by the GeneXpert system includes: 1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode; 2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technicians; and 3) the scalability of the instrument, currently from one to 48 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for testing at the point of patient care. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, eliminating potential human error and contamination issues. In addition, the instrument is particularly well suited to perform “nested” PCR, a detection method that provides an enhanced level of sensitivity. This method performs an additional amplification of the target specimen after the first PCR amplification. This second amplification is designed to selectively amplify only the desired target sequence. The routine laboratory use of nested PCR has been discouraged because of the high risk of cross-contamination during processing in an open lab environment. We have developed a method for performing the entire test procedure for both of these amplifications in a single closed vessel. This led to our first commercial release of two in vitro diagnostic (“IVD”) products based on nested PCR.

We currently have available a broad and expanding menu of tests and reagents for use on our systems, spanning infectious disease, healthcare associated infections, women’s health, genetics and oncology. Our reagents and tests are marketed along with our systems on a worldwide basis.

Sales Channels

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., the United Kingdom, France and the Benelux region are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. Clinical market sales to smaller hospitals in the U.S. are handled through a distributor. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Revenues

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues:
System sales	$14,138	$9,808	$4,330	44%	$26,829	$20,725	$6,104	29%
Reagent and disposable sales	49,454	38,840	10,614	27%	94,400	75,105	19,295	26%

Total product sales	63,592	48,648	14,944	31%	121,229	95,830	25,399	27%
Other revenue	3,437	994	2,443	246%	6,019	1,857	4,162	224%

Total revenues	$67,029	$49,642	$17,387	35%	$127,248	$97,687	$29,561	30%

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product sales by market:
Clinical Systems	$13,168	$8,630	$4,538	53%	$24,762	$18,328	$6,434	35%
Clinical Reagents	44,127	31,626	12,501	40%	82,769	61,196	21,573	35%

Total Clinical	57,295	40,256	17,039	42%	107,531	79,524	28,007	35%
Non-Clinical	6,297	8,392	(2,095)	-25%	13,698	16,306	(2,608)	-16%

Total product sales	$63,592	$48,648	$14,944	31%	$121,229	$95,830	$25,399	27%

Clinical revenues increased $17.0 million or 42% for the three months ended June 30, 2011 as compared to the same period in the prior year and increased $28.0 million or 35% for the six months ended June 30, 2011 as compared to the same period in the prior year. This increase in Clinical revenues for the three and six month comparative periods was led by increased shipments of our Clinical Systems primarily in North America and growth in the Clinical Reagent business associated with the new system placements and broader test menu adoption among existing customers.

In the Non-Clinical market, product sales decreased in the three and six months ended June 30, 2011 as compared to the same period in the prior year. This decrease was primarily due to fewer shipments of anthrax test cartridge to Northrop Grumman/USPS as well as decreased SmartCycler System sales into Industrial markets.

The following table summarizes product sales by geographic regions (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$42,099	$31,263	$10,836	35%	$78,404	$62,222	$16,182	26%
Non-Clinical	5,626	6,951	(1,325)	-19%	11,530	13,096	(1,566)	-12%

Total North America	47,725	38,214	9,511	25%	89,934	75,318	14,616	19%

International
Clinical	$15,196	$8,993	$6,203	69%	$29,127	$17,302	$11,825	68%
Non-Clinical	671	1,441	(770)	-53%	2,168	3,210	(1,042)	-32%

Total International	15,867	10,434	5,433	52%	31,295	20,512	10,783	53%

Total product sales	$63,592	$48,648	$14,944	31%	$121,229	$95,830	$25,399	27%

North American product sales increased $9.5 million or 25% for the three months ended June 30, 2011 as compared to the same period in the prior year and increased $14.6 million or 19% for the six months ended June 30, 2011 as compared to the same period in the prior year. This increase in both periods was driven by growth in Clinical System and Clinical Reagent sales to new and existing customers. Non-Clinical product sales decreased in the three and six months ended June 30, 2011 as compared to the same period in the prior year primarily due to the decrease of anthrax test cartridge sales under the USPS BDS program as well as decreased SmartCycler System sales.

International product sales, which primarily represent sales in Europe, increased $5.4 million or 52% for the three months ended June 30, 2011 as compared to the same period in the prior year and increased $10.8 million or 53% for the six months ended June 30, 2011 as compared to the same period in the prior year. This increase in both periods was primarily driven by higher Clinical reagent sales in addition to system placements associated with our High Burden Developing Countries (“HBDC”) program.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue increased $2.4 million or 246% for the three months ended June 30, 2011 as compared to the same period in the prior year and increased $4.2 million or 224% for the six months ended June 30, 2011 as compared to the same period in the prior year. This increase was primarily associated with the continued research and development funding of our Xpert BCR-ABL collaboration with Novartis and HIV Viral Load test with the Foundation for Innovative New Diagnostics (“FIND”) in addition to a one time benefit related to a development and distribution agreement with one of our partners.

Costs and Operating Expenses

The following table summarizes costs and operating expenses for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$29,254	$25,215	$4,039	16%	$54,564	$51,286	$3,278	6%
Collaboration profit sharing	1,093	1,654	(561)	-34%	2,185	3,309	(1,124)	-34%
Research and development	13,915	10,150	3,765	37%	27,489	19,851	7,638	38%
Sales and marketing	11,879	9,260	2,619	28%	23,326	18,245	5,081	28%
General and administrative	8,905	5,848	3,057	52%	16,535	11,563	4,972	43%

Total costs and operating expenses	$65,046	$52,127	$12,919	25%	$124,099	$104,254	$19,845	19%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles.

Cost of product sales increased $4.0 million or 16% for the three months ended June 30, 2011 as compared to the same period in the prior year and increased $3.3 million or 6% for the six months ended June 30, 2011 as compared to the same period in the prior year. This increase in both periods was primarily attributed too increased shipments of our system and reagent products.

Our product gross margin percentage increased to 54% from 48% for the three months ended June 30, 2011 and 2010, respectively, primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix and higher volumes.

Our product gross margin percentage increased to 55% from 46% for the six months ended June 30, 2011 and 2010, respectively, primarily attributable to the phase out of certain royalty payments associated with our Clinical business favorable product mix, higher volumes and a one-time credit due to over-payment of certain royalties in prior years.

We expect the product gross margin percentage to fluctuate moderately from quarter to quarter for the remainder of 2011, depending on product and geography mix, as well as the revenue contribution from our HBDC program which has lower margins.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense decreased $0.6 million or 34% for the three months ended June 30, 2011 as compared to the same period in the prior year and decreased $1.1 million or 34% for the six months ended June 30, 2011 as compared to the same period in the prior year. This decrease in both periods was primarily due to the reduction in anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $3.8 million or 37% for the three months ended June 30, 2011 as compared to the same period in the prior year. This increase was primarily due to a $2.9 million increase in salaries and employee-related expenses and an increase in beta and clinical trial costs.

Research and development expenses increased $7.6 million or 38% for the six months ended June 30, 2011 as compared to the same period in the prior year. This increase was primarily due to a $5.2 million increase in salaries and employee-related expenses, and an increase in beta, clinical trial and contractor costs as development efforts on many of our projects continued to increase.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $2.6 million or 28% for the three months ended June 30, 2011 as compared to the same period in the prior year. The increase is primarily due to a $1.2 million increase in salaries and employee-related expenses and a $1.2 million increase in sales and marketing program costs.

Sales and marketing expenses increased $5.1 million or 28% for the six months ended June 30, 2011 as compared to the same period in the prior year. The increase is primarily due to a $2.4 million increase in salaries and employee-related expenses and a $2.2 million increase in sales and marketing program costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $3.1 million or 52% for the three months ended June 30, 2011 as compared to the same period in the prior year. The increase was primarily due to an increase of $2.2 million in salaries and employee-related expenses.

General and administrative expenses increased $5.0 million or 43% for the six months ended June 30, 2011 as compared to the same period in the prior year. The increase was primarily due to an increase of $3.0 million in salaries and employee-related expenses.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. The following table summarizes other income (expense), net for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Other income (expense), net:
Interest income	$7	$68	$(61)	-90%	$11	$153	$(142)	-93%
Interest expense	(176)	(54)	(122)	226%	(292)	(110)	(182)	165%
Foreign currency exchange (loss) and other	(231)	(275)	44	-16%	(318)	(580)	262	-45%

Total other expense, net	$(400)	$(261)	$(139)	53%	$(599)	$(537)	$(62)	12%

Interest income decreased primarily due to the reduction of our short-term investment balance for the three and six months ended June 30, 2011 as compared to the same period of the prior year. For the three and six months ended June 30, 2011, we had no short-term investments.

Interest expense increased primarily due to a higher average note payable balance outstanding for the three and six months ended June 30, 2011 as compared to the same period of the prior year.

Foreign currency exchange loss and other decreased as a result of better performance of our hedging activities offset by weakening of the U.S. dollar against other currencies, primarily the Euro.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2011	2010	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$10,716	$(1,641)	$12,357
Net cash provided by (used in) investing activities	(8,270)	4,991	(13,261)
Net cash provided by (used in) financing activities	16,205	(3,413)	19,618

The net cash provided by operating activities was $10.7 million in the first six months in 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets and deferred rent expense. Cash provided by changes in working capital for the six months ended June 30, 2011 was primarily driven by increases in accounts payable and other current liabilities, accrued compensation and deferred revenue offset by increases in accounts receivable, inventory and prepaid expenses and other current assets.

The net cash used in operating activities was ($1.6) million in the first six months in 2010. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of intangible assets, unrealized loss on put option and deferred rent expense partially offset by an unrealized gain on auction rate securities. The primary working capital uses of cash for the six months ended June 30, 2010 were decreases in accounts payable and other liabilities and accrued compensation and increases in accounts receivable and prepaid expenses and other current assets. The primary working capital source of cash was a decrease in inventory and deferred revenue.

The net cash used in investing activities was ($8.3) million in the first six months in 2011. It was primarily comprised of net capital expenditures, the cost of an asset acquisition and payments for technology licenses.

The net cash provided by investing activities was $5.0 million in the first six months in 2010. It was primarily comprised of proceeds from the sales and maturities of short-term investments being more than offset by net capital expenditures, the cost of asset acquisitions and payments for technology licenses.

The net cash provided by financing activities was $16.2 million in the first six months in 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by payments made against our notes payable.

The net cash used in financing activities was ($3.4) million in the first six months in 2010. It was primarily comprised of payments made related to our bank borrowings and notes payable being partially offset by net proceeds from the issuance of common shares related to the exercise of stock options and proceeds from a note payable.

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our minimum lease payments under non-cancelable operating leases and the net of future minimum contractual sublease income and Note 9 to the Condensed Consolidated Financial Statements for detailed information regarding our existing notes payable.

Off-Balance-Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended June 30, 2011 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, the Benelux region and the United Kingdom and we pay payroll and other expenses in local currencies. In the first six months of 2011 and 2010, international product sales were 27% and 21%, respectively, of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by approximately $1.2 million at June 30, 2011 and unrealized gain by approximately $1.1 million at December 31, 2010. We do not hold or purchase any currency contracts for trading purposes.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered the amended complaint, denying breach of the licensing contract and further amending our defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for management to amend its counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On June 17, 2011, upon direction by the court, we filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim of inequitable conduct and filed an answer to management’s other counterclaims. On July 15, 2011, we filed our opposition to the motion, and on July 22, 2011, Abaxis filed a reply. A court ordered mediation has been scheduled for August 25, 2011. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against us and twelve other named defendants alleging that we falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. The complaint seeks statutory damages to be decided by the court. On April 8, 2011, Troll Busters filed an amended complaint against all of the defendants. On April 29, 2011, we filed a motion to dismiss the suit. A hearing on the motion is scheduled for August 12, 2011. We believe that the possibility that this legal proceeding will result in a material adverse effect on our business is remote.

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

Although we had net income for the quarter ended June 30, 2011, we have incurred operating losses in each annual period since our inception. We experienced net losses of approximately $22.4 million in 2008, $22.5 million in 2009 and $5.9 million in 2010. We may achieve profitability for 2011. As of June 30, 2011, we had an accumulated deficit of approximately $205.8 million. Our ability to be profitable for 2011 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the development of our HBDC sales programs and global economic and political conditions. Our ability to be profitable for 2011 and beyond also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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

If our tests for use on our systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timely expansion of our menu of tests and reagents;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	the demand for the tests and reagents we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that are intended to address market requirements and customer demands;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.

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

We depend on relationships with distributors for the marketing and sales of our products in the Industrial and Clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth potential. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

•	we may not be able to renew existing distributor agreements on acceptable terms;

•	our distributors may not devote sufficient resources to the sale of our products;

•	our distributors may be unsuccessful in marketing our products;

•	our existing relationships with distributors may preclude us from entering into additional future arrangements with other distributors; and

•	we may not be able to negotiate future distributor agreements on acceptable terms.

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

We have entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This loan agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of June 30, 2011. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended June 30, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $28.54 to $34.64 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing Date	Filed Herewith
	Exhibit Description	Form	File No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 1st day of August 2011.

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