Form 10-Q
period 2011-09-30
CEPHEID
filed 2011-10-31
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011 there were 64,056,064 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2011

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,809	$79,538
Accounts receivable, net	31,058	28,010
Inventory	53,266	37,598
Prepaid expenses and other current assets	9,151	4,138

Total current assets	204,284	149,284
Property and equipment, net	30,609	27,438
Other non-current assets	653	607
Intangible assets, net	19,951	24,688
Goodwill	18,320	18,594

Total assets	$273,817	$220,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,889	$21,957
Accrued compensation	16,290	12,594
Accrued royalties	7,474	7,994
Accrued and other liabilities	1,824	1,288
Current portion of deferred revenue	9,237	8,207
Current portion of notes payable	189	1,679

Total current liabilities	59,903	53,719
Long-term portion of deferred revenue	2,819	4,057
Notes payable, less current portion	875	4,991
Other liabilities	3,249	4,182

Total liabilities	66,846	66,949

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 64,028,073 and 60,568,626 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	323,131	288,387
Additional paid-in capital	87,649	72,731
Accumulated other comprehensive income	97	726
Accumulated deficit	(203,906)	(208,182)

Total shareholders’ equity	206,971	153,662

Total liabilities and shareholders’ equity	$273,817	$220,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$67,348	$54,877	$188,577	$150,707
Other revenue	2,865	1,178	8,884	3,035

Total revenues	70,213	56,055	197,461	153,742

Costs and operating expenses:
Cost of product sales	29,644	27,279	84,208	78,565
Collaboration profit sharing	1,096	2,404	3,281	5,713
Research and development	15,223	10,986	42,712	30,837
Sales and marketing	12,875	9,969	36,201	28,214
General and administrative	9,316	6,033	25,851	17,596

Total costs and operating expenses	68,154	56,671	192,253	160,925

Income (loss) from operations	2,059	(616)	5,208	(7,183)
Other income (expense):
Interest income	7	6	17	160
Interest expense	(82)	(107)	(374)	(218)
Foreign currency exchange gain (loss) and other	37	(8)	(280)	(588)

Other expense, net	(38)	(109)	(637)	(646)

Income (loss) before income taxes	2,021	(725)	4,571	(7,829)
Benefit from (provision for) income taxes	(99)	(397)	(295)	567

Net income (loss)	$1,922	$(1,122)	$4,276	$(7,262)

Basic net income (loss) per share	$0.03	$(0.02)	$0.07	$(0.12)

Diluted net income (loss) per share	$0.03	$(0.02)	$0.06	$(0.12)

Shares used in computing basic net income (loss) per share	63,507	59,987	62,271	59,476

Shares used in computing diluted net income (loss) per share	67,417	59,987	66,361	59,476

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,276	$(7,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,715	6,877
Amortization of intangible assets	5,183	5,220
Stock-based compensation related to employees and consulting services rendered	14,519	12,314
Write-offs of other intangible assets acquired in acquisitions	—	25
Unrealized gain on auction rate securities	—	(1,714)
Unrealized loss on put option	—	1,844
Deferred rent	69	19
Changes in operating assets and liabilities:
Accounts receivable	(3,513)	(2,412)
Inventory	(15,255)	285
Prepaid expenses and other current assets	(4,492)	(790)
Other non-current assets	(45)	(244)
Accounts payable and other current liabilities	2,350	(2,913)
Accrued compensation	3,696	929
Deferred revenue	(207)	1,547

Net cash provided by operating activities	14,296	13,725
Cash flows from investing activities:
Capital expenditures	(10,841)	(9,261)
Payments for technology licenses	(1,000)	(1,000)
Cost of acquisitions, net	(296)	(1,300)
Proceeds from the sales of short-term investments	—	24,800
Proceeds from the sale of fixed assets	20	89

Net cash provided by (used in) investing activities	(12,117)	13,328
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	34,777	12,189
Proceeds from notes payable	—	4,448
Principal payment of bank borrowing	—	(14,618)
Principal payment of notes payable	(5,605)	(258)

Net cash provided by financing activities	29,172	1,761
Effect of exchange rate change on cash	(80)	591

Net increase in cash and cash equivalents	31,271	29,405
Cash and cash equivalents at beginning of period	79,538	35,786

Cash and cash equivalents at end of period	$110,809	$65,191

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a broad-based molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s legacy Industrial, Biothreat and Partner markets, referred to collectively as the Non-Clinical market. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

The condensed consolidated balance sheet at September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2011 or for any future period. The condensed consolidated balance sheet as of December 31, 2010 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Within Note 4, “Segment and Significant Concentrations”, certain amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain and other. Adjustments resulting from translating the financial statements of all foreign subsidiaries into U.S. dollars are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at rates approximating the weighted average rates during the period.

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

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company’s valuation techniques used to measure fair value maximized the use of observable inputs and minimized the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company designates marketable securities and short-term investments as either trading or available-for-sale and records them at fair value. Realized and unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income within shareholders’ equity. Marketable securities and short-term investments with maturities greater than 90 days and less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, the Company reports the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis as a result of credit losses or otherwise is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the Company’s amortized cost basis, any adverse changes in the investees’ financial condition and whether it is more-likely-than-not that the Company will hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.2 million and $0.9 million was included in inventory as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the components of inventory (in thousands):

	September 30, 2011	December 31, 2010
Raw Materials	$17,875	$14,101
Work in Process	23,630	12,601
Finished Goods	11,761	10,896

	$53,266	$37,598

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

The following table summarizes the activities in the warranty provision (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,211	$918	$969	$652
Costs incurred and charged against reserve	(214)	(99)	(402)	(455)
Accrual related to current period product sales	333	290	763	912

Balance at end of period	$1,330	$1,109	$1,330	$1,109

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

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: (1) vendor specific objective evidence (VSOE), if available; (2) third party evidence of selling price if VSOE is not available; or (3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is our best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Other revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on our progress to completion and recoverability is reasonably assured. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock–based compensation.

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

Foreign Currency Hedging

The Company recognizes derivative instruments, including foreign exchange contracts, in the balance sheet within other assets or liabilities at their respective fair value. The Company utilizes foreign exchange forward contracts in order to reduce the impact of fluctuations in the value of non-functional currency monetary assets and liabilities upon its financial statements and cash flows. These instruments are used to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities primarily arising from intercompany transactions such as intercompany inventory purchases between the Company and its foreign subsidiaries. These foreign exchange contracts, carried at fair value, generally have a maturity of three months or less. The Company’s accounting policies for these instruments are based on whether they are designated as hedging transactions. The Company’s foreign exchange contracts were not designated as hedging transactions; therefore, the changes in fair value of the derivatives are recorded in earnings. Historically, the Company has entered into six or fewer derivatives per quarter ranging from $0.1 million to $13.3 million in notional value. Total notional value was $13.3 million and $11.0 million in the third quarter of 2011 and 2010, respectively. As of September 30, 2011, the Company had one outstanding foreign exchange forward contract and recorded a derivative asset of $20,000. As of December 31, 2010, the Company had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of $4,000 and a derivative liability within accrued and other liabilities with a fair value of $92,000.

During the three months ended September 30, 2011 and 2010, the effect of the Company’s hedging transactions, consisting entirely of foreign currency forward contracts, on the Company’s condensed consolidated statement of operations was a pre-tax gain of $0.8 million and a pre-tax loss of $0.9 million, respectively. During the nine months ended September 30, 2011 and 2010, the effect of the Company’s hedging transactions, consisting entirely of foreign currency forward contracts, on the Company’s condensed consolidated statement of operations was a pre-tax loss of $0.2 million and a pre-tax gain of $0.6 million, respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 1,201,000 and 5,897,000 for the three months ended September 30, 2011 and 2010, respectively, and 898,000 and 5,491,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income (loss)	$1,922	$(1,122)	$4,276	$(7,262)

Basic weighted shares outstanding	63,507	59,987	62,271	59,476

Net income (loss) per share	$0.03	$(0.02)	$0.07	$(0.12)

Diluted:
Net income (loss)	$1,922	$(1,122)	$4,276	$(7,262)
Basic weighted shares outstanding	63,507	59,987	62,271	59,476
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	3,910	—	4,090	—

Diluted weighted shares outstanding	67,417	59,987	66,361	59,476

Net income (loss) per share	$0.03	$(0.02)	$0.06	$(0.12)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). As of September 30, 2011 and 2010, the Company’s accumulated other comprehensive income (loss) consists solely of cumulative foreign currency translation adjustments.

The following table summarizes the computation of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$1,922	$(1,122)	$4,276	$(7,262)
Other comprehensive income (loss):
Foreign currency translation adjustments	(494)	102	(629)	241

Comprehensive income (loss)	$1,428	$(1,020)	$3,647	$(7,021)

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets. The Company maintains a valuation allowance against substantially all deferred tax assets, net of deferred tax liabilities, as of September 30, 2011.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the periods presented, the Company did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of operations.

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets, which consist of cash, cash equivalents and foreign currency derivatives and financial liabilities, which consist of foreign currency derivatives, measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

Balance as of September 30, 2011:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$99,938	$—	$—	$99,938
Cash equivalent—money market funds	10,871	—	—	10,871
Foreign currency derivatives	—	20	—	20

Total	$110,809	$20	$—	$110,829

Balance as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$63,667	$—	$—	$63,667
Cash equivalent—money market funds	15,871	—	—	15,871
Foreign currency derivatives	—	4	—	4

Total	$79,538	$4	$—	$79,542

Liabilities:
Foreign currency derivatives	$—	$92	$—	$92

Total	$—	$92	$—	$92

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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

Level 3 assets are valued through unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and have historically consisted of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. As of September 30, 2011 and December 31, 2010, the Company had no auction rate securities or other assets which were classified as Level 3.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,582	$(30,998)	$13,584
Technology acquired in acquisitions	8,729	(4,137)	4,592
Other intangible assets acquired in acquisitions	4,544	(2,769)	1,775

	$57,855	$(37,904)	$19,951

Balance, December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$44,507	$(27,173)	$17,334
Technology acquired in acquisitions	8,621	(3,246)	5,375
Other intangible assets acquired in acquisitions	4,283	(2,304)	1,979

	$57,411	$(32,723)	$24,688

Amortization expense of intangible assets was $1.7 million for both the three months ended September 30, 2011 and 2010, and $5.2 million for both the nine months ended September 30, 2011 and 2010. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s condensed consolidated balance sheet as of September 30, 2011, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2011 (remaining three months)	$1,738
2012	5,569
2013	4,843
2014	3,502
2015	1,563
Thereafter	2,736

Total expected future annual amortization	$19,951

As of September 30, 2011, goodwill decreased $0.3 million from $18.6 million at December 31, 2010 to $18.3 million. This reduction was the result of foreign currency translation.

4. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
System sales	$14,748	$12,491	$41,577	$33,216
Reagent and disposable sales	52,600	42,386	147,000	117,491

Total product sales	67,348	54,877	188,577	150,707
Other revenue	2,865	1,178	8,884	3,035

Total revenues	$70,213	$56,055	$197,461	$153,742

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product sales by market:
Clinical Systems	$13,955	$11,581	$38,717	$29,908
Clinical Reagents	45,692	33,215	128,461	94,412

Total Clinical	59,647	44,796	167,178	124,320
Non-Clinical	7,701	10,081	21,399	26,387

Total product sales	$67,348	$54,877	$188,577	$150,707

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the three and nine months ended September 30, 2011. There was one direct customer that accounted for 13% and 12% of total product sales for the three and nine months ended September 30, 2010, respectively. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2011 or December 31, 2010.

The Company has distribution agreements with several companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Latin America and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product Sales Geographic information:
North America
Clinical	$43,168	$36,624	$121,571	$98,846
Non-Clinical	6,197	8,796	17,727	21,892

Total North America	49,365	45,420	139,298	120,738

International
Clinical	$16,479	$8,172	$45,606	$25,474
Non-Clinical	1,504	1,285	3,673	4,495

Total International	17,983	9,457	49,279	29,969

Total product sales	$67,348	$54,877	$188,577	$150,707

No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to Life Technologies Corporation (“LIFE”) under its agreement to develop reagents for use in the Biohazard Detection System (“BDS”) developed for the United States Postal Service (“USPS”). Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $1.1 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively, and $3.3 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the condensed consolidated statements of operations.

6. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product sales	$307	$828	$1,242	$1,835
Research and development	1,749	1,321	4,830	3,838
Sales and marketing	1,202	805	3,152	2,847
General and administrative	1,918	1,441	5,295	3,794

Total stock-based compensation expense	$5,176	$4,395	$14,519	$12,314

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	9,514	$13.03
Granted	1,329	$31.35
Exercised	(3,017)	$10.56
Forfeited	(228)	$18.70

Outstanding, September 30, 2011	7,598	$16.98	4.24	$166,042

Exercisable, September 30, 2011	4,700	$13.26	3.34	$120,201
Vested and expected to vest, September 30, 2011	7,060	$16.62	4.14	$156,816

The following table summarizes restricted stock activity under all plans, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	403	$17.92
Granted	322	33.01
Vested/Released	(91)	20.27
Cancelled	(22)	22.70

Outstanding, September 30, 2011	612	$25.34

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPTION SHARES:
Expected Term (in years)	4.50	4.61	4.60	4.61
Volatility	0.53	0.55	0.55	0.56
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	1.04%	1.41%	1.78%	2.19%
Estimated Forfeitures	7.74%	7.74%	7.74%	7.74%
Weighted Average Fair Value	$15.93	$7.80	$14.57	$9.34

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.47	0.59	0.51	0.65
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.21%	0.37%	0.34%	0.46%
Weighted Average Fair Value	$13.09	$7.00	$9.84	$6.90

7. Income Taxes

The income tax provision of $0.1 million for the three months ended September 30, 2011 relates primarily to ordinary tax expense of the Company’s French subsidiary and state tax expense in the US, offset by a tax benefit for research and development tax credits associated with our French subsidiary and the amortization of acquired intangibles in Sweden. The income tax provision of $0.3 million for the nine months ended September 30, 2011 relates primarily to ordinary tax expense of the Company’s French subsidiary and state tax expense in the US, partially offset by a tax benefit for research and development tax credits in France and the amortization of acquired intangibles in Sweden.

The net income tax provision of $0.4 million for the three months ended September 30, 2010, respectively, relates primarily to an increase in taxable income associated with our French subsidiary partially offset by research and development tax credits and the amortization of acquired intangibles in Sweden. The income tax benefit of $0.6 million for the nine months ended September 30, 2010 relates primarily to research and development tax credits and the amortization of intangible assets in Sweden.

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

The Company’s total unrecognized tax benefit as of December 31, 2010 was $5.2 million. Although unrecognized tax benefits for individual tax positions may have increased or decreased during the nine months ended September 30, 2011, based upon the Company’s analysis, a significant increase or decrease in unrecognized tax benefits did not occur in the nine months ended September 30, 2011.

8. Commitments, Contingencies and Legal Matters

Facility Leases

The following table summarizes the minimum lease payments under non-cancelable operating leases, net of future minimum contractual sublease income, as of September 30, 2011 (in thousands):

Years Ending December 31,	Net Lease Payments
2011 (remaining three months)	$1,526
2012	5,841
2013	5,923
2014	5,938
2015	4,844
Thereafter	18,739

Total minimum payments	$42,811

Purchase Commitments

As of September 30, 2011, purchase commitments consisted of $6.5 million, $4.1 million, $3.2 million and $0.8 million for the remainder of 2011, 2012, 2013 and 2014, respectively. There are no purchase commitments that currently exist for 2015 and thereafter.

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

To the extent permitted under California law, the Company has agreements whereby the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements; however, the Company has director and officer insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, the Company answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On June 17, 2011, upon direction by the court, the Company filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim of inequitable conduct and filed an answer to the Company’s other counterclaims. On July 15, 2011, the Company filed its opposition to the motion and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. A court ordered mediation took place on August 25, 2011 but did not lead to settlement. Discovery and other pre-trial activities are in progress. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against the Company and twelve other named defendants alleging that the Company falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. The complaint sought statutory damages to be decided by the court. On April 8, 2011, Troll Busters filed an amended complaint against all of the defendants. On April 29, 2011, the Company filed a motion to dismiss the suit. On August 31, 2011, the Court dismissed Troll Busters’ amended complaint. On October 7, 2011, Troll Busters filed a formal notice of dismissal, bringing this matter to a close.

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

The Company responds to claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in other accrued liabilities. Should the Company not be able to secure the terms management expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

10. Subsequent Event

The Company terminated its PCR license with Roche on October 20, 2011. The Company terminated the license agreement as a result of the Company’s determination that the patents remaining under the license are no longer pertinent to the Company’s future business plans. As a result, we expect to take a one-time charge of approximately $5.4 million to cost of product sales in the fourth quarter of 2011 to reflect the acceleration of the remaining up-front license fee.

The Company terminated its revolving credit line with Silicon Valley Bank on October 20, 2011. The Company had never had an outstanding balance under the revolving credit line.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; testing volumes for our other products; unforeseen supply, development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; the ability of our new products to achieve commercial success; our ability to successfully sell additional products in the Clinical market, other than healthcare associated infections; lengthy sales cycles in certain markets; the performance and market acceptance of our new products; sufficient customer demand; our ability to develop and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products into the Clinical market; uncertainties related to the FDA regulatory and European regulatory processes ;our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the level of testing at existing clinical customer sites, including for healthcare associated infections; the product, geography and channel mix, each of which can affect gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; our ability to satisfy our debt obligations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our success in increasing our direct sales and the effectiveness of our sales personnel; the impact of competitive products and pricing; our ability to manage geographically-dispersed operations; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; variability in systems placements and reagent pull-through in our HBDC program; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a broad-based molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical market, as well as for application in our Non-Clinical legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the U.S. market with a Clinical Laboratory Improvement Amendments moderate complexity categorization for an amplified molecular test and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

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

In September 2009, we launched the GeneXpert Infinity System (“Infinity”) for high volume testing. The Infinity uses robotic cartridge handling and a full touch screen driven menu, to run up to 1,300 different molecular tests during any 24-hour period, depending upon test selection. The GeneXpert system, including the Infinity, represents a paradigm shift in molecular diagnostics in terms of ease-of-use and flexibility, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in most cases under an hour and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

In July 2011, we launched an update to the entire GeneXpert System family, including a new two-module GeneXpert, and we introduced the GeneXpert Infinity-80. The GeneXpert Infinity-80 is our highest throughput system, comprising up to 80 modules, enabling up to 2,000 tests to be run during a 24-hour period, yet occupying the same footprint as the GeneXpert Infinity-48. The new GeneXpert Systems are available in one, two, four or 16-module configurations, occupy a smaller footprint and are quieter than the predecessors. The redesigned GeneXpert System family and GeneXpert Infinity-80 utilize the same proven module and Xpert test cartridges as the previous systems. The GeneXpert one, two, four and sixteen began shipping in August 2011. We expect international shipments of the GeneXpert Infinity-80 to commence before the end of 2011, and we expect US shipments to commence in the first half of 2012.

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

Revenues

Currently, we derive our revenues primarily from the sales of our two systems and associated reagents and disposables in the Clinical and Non-Clinical markets and to a lesser extent from contract and government sponsored research.

Research and Development

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 2) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 3) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 4) engineering efforts to extend the multiplexing capabilities of our systems and to develop new low and high throughput systems.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

Comparison of the Three and Nine months Ended September 30, 2011 and 2010

Revenues

The following table summarizes total revenue by product sales and other revenue (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues:
System sales	$14,748	$12,491	$2,257	18%	$41,577	$33,216	$8,361	25%
Reagent and disposable sales	52,600	42,386	10,214	24%	147,000	117,491	29,509	25%

Total product sales	67,348	54,877	12,471	23%	188,577	150,707	37,870	25%
Other revenue	2,865	1,178	1,687	143%	8,884	3,035	5,849	193%

Total revenues	$70,213	$56,055	$14,158	25%	$197,461	$153,742	$43,719	28%

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product sales by market:
Clinical Systems	$13,955	$11,581	$2,374	20%	$38,717	$29,908	$8,809	29%
Clinical Reagents	45,692	33,215	12,477	38%	128,461	94,412	34,049	36%

Total Clinical	59,647	44,796	14,851	33%	167,178	124,320	42,858	34%
Non-Clinical	7,701	10,081	(2,380)	-24%	21,399	26,387	(4,988)	-19%

Total product sales	$67,348	$54,877	$12,471	23%	$188,577	$150,707	$37,870	25%

Clinical revenues increased $14.9 million or 33% for the three months ended September 30, 2011 as compared to the same period in the prior year and increased $42.9 million or 34% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase in Clinical revenues for the three months ended September 30, 2011 as compared to the same period in the prior year was led by growth in the Clinical Reagent business associated with the broader test menu adoption among existing customers and increased shipments of our Clinical systems to our international customers. The increase in Clinical revenues for the nine months ended September 30, 2011 as compared to the same period in the prior year was led by increased shipments of our Clinical Systems primarily to our International customers and growth in the Clinical Reagent business associated with the new GeneXpert instrument placements and broader test menu adoption among existing customers.

In the Non-Clinical market, product sales decreased in the three and nine months ended September 30, 2011 as compared to the same period in the prior year. This decrease for the three and nine month comparative periods was primarily due to fewer shipments of anthrax test cartridges to Northrop Grumman/USPS as well as decreased SmartCycler System sales.

The following table summarizes product sales by geographic regions (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$43,168	$36,624	$6,544	18%	$121,571	$98,846	$22,725	23%
Non-Clinical	6,197	8,796	(2,599)	-30%	17,727	21,892	(4,165)	-19%

Total North America	49,365	45,420	3,945	9%	139,298	120,738	18,560	15%
International
Clinical	$16,479	$8,172	$8,307	102%	$45,606	$25,474	$20,132	79%
Non-Clinical	1,504	1,285	219	17%	3,673	4,495	(822)	-18%

Total International	17,983	9,457	8,526	90%	49,279	29,969	19,310	64%

Total product sales	$67,348	$54,877	$12,471	23%	$188,577	$150,707	$37,870	25%

North American product sales increased $3.9 million or 9% for the three months ended September 30, 2011 as compared to the same period in the prior year and increased $18.6 million or 15% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase for the three months ended September 30, 2011 as compared to the same period in the prior year was led by growth in Clinical Reagent sales to new and existing customers partially offset by a decrease in sales of Clinical Systems and a decrease in non-clinical sales due to anticipated lower shipments of anthrax test cartridge sales under the USPS BDS program. The increase for the nine months ended September 30, 2011 as compared to the same period in the prior year was led by growth in both Clinical System and Clinical Reagent sales to new and existing customers, partially offset by a decrease in Non-Clinical product sales primarily due to the decrease of anthrax test cartridge sales under the USPS BDS program as well as decreased SmartCycler System sales.

International product sales, which primarily represent sales in Europe, increased $8.5 million or 90% for the three months ended September 30, 2011 as compared to the same period in the prior year and increased $19.3 million or 64% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase in both periods was primarily driven by higher Clinical reagent sales in addition to system placements associated with our Commercial customers and our High Burden Developing Countries (“HBDC”) program.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue increased $1.7 million or 143% for the three months ended September 30, 2011 as compared to the same period in the prior year and increased $5.8 million or 193% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase was primarily associated with the continued research and development funding of our Xpert BCR-ABL collaboration with Novartis and HIV Viral Load test with the Foundation for Innovative New Diagnostics.

Costs and Operating Expenses

The following table summarizes costs and operating expenses for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$29,644	$27,279	$2,365	9%	$84,208	$78,565	$5,643	7%
Collaboration profit sharing	1,096	2,404	(1,308)	-54%	3,281	5,713	(2,432)	-43%
Research and development	15,223	10,986	4,237	39%	42,712	30,837	11,875	39%
Sales and marketing	12,875	9,969	2,906	29%	36,201	28,214	7,987	28%
General and administrative	9,316	6,033	3,283	54%	25,851	17,596	8,255	47%

Total costs and operating expenses	$68,154	$56,671	$11,483	20%	$192,253	$160,925	$31,328	19%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles.

Cost of product sales increased $2.4 million or 9% for the three months ended September 30, 2011 as compared to the same period in the prior year and increased $5.6 million or 7% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase in both periods was primarily attributed to increased shipments of our system and reagent products.

Our product gross margin percentage increased to 56.0% from 50.3% for the three months ended September 30, 2011 and 2010, respectively, primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix and higher volume of sales.

Our product gross margin percentage increased to 55.3% from 47.9% for the nine months ended September 30, 2011 and 2010, respectively, primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix and higher volume of sales and a one-time credit due to over-payment of certain royalties in prior years

While we expect a trend of increasing product gross margins over time, in the fourth quarter of 2011, we expect margins to be negatively impacted by a one-time charge related to accelerating the expense of the remaining unamortized Roche license fee as a result of terminating the license agreement with Roche in the fourth quarter of 2011.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense decreased $1.3 million or 54% for the three months ended September 30, 2011 as compared to the same period in the prior year and decreased $2.4 million or 43% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This decrease in both periods was primarily due to the reduction in anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $4.2 million or 39% for the three months ended September 30, 2011 as compared to the same period in the prior year. This increase is primarily due to a $3.3 million increase in salaries and employee-related expenses and an increase in beta and clinical trial costs.

Research and development expenses increased $11.9 million or 39% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase is primarily due to a $9.4 million increase in salaries and employee-related expenses, an increase in beta and clinical trial costs and contractor costs as development efforts on many of our projects continued to increase.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $2.9 million or 29% for the three months ended September 30, 2011 as compared to the same period in the prior year. The increase is primarily due to a $2.1 million increase in salaries and employee-related expenses and a $0.8 million increase in sales and marketing program costs.

Sales and marketing expenses increased $8.0 million or 28% for the nine months ended September 30, 2011 as compared to the same period in the prior year. The increase is primarily due to a $6.5 million increase in salaries and employee-related expenses and a $0.9 million increase in sales and marketing program costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $3.3 million or 54% for the three months ended September 30, 2011 as compared to the same period in the prior year. The increase was primarily due to an increase of $1.3 million in salaries and employee-related expenses and an increase in legal expenses.

General and administrative expenses increased $8.3 million or 47% for the nine months ended September 30, 2011 as compared to the same period in the prior year. The increase was primarily due to an increase of $3.6 million in salaries and employee-related expenses and an increase in legal expenses.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense and foreign currency exchange gain, net and other. The following table summarizes other income (expense), net for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Other income (expense), net:
Interest income	$7	$6	$1	17%	$17	$160	$(143)	-89%
Interest expense	(82)	(107)	25	-23%	(374)	(218)	(156)	72%
Foreign currency exchange gain (loss) and other	37	(8)	45	-563%	(280)	(588)	308	-52%

Total other expense, net	$(38)	$(109)	$71	-65%	$(637)	$(646)	$9	-1%

Interest income remained relatively constant for the three months ended September 30, 2011 as compared to the same period of the prior year. Interest income decreased primarily due to the reduction of our short-term investment balance for the nine months ended September 30, 2011 as compared to the same period of the prior year. For the three and nine months ended September 30, 2011, we had no short-term investments.

Interest expense decreased primarily due to paying off the outstanding balance of the term line in the three months ended September 30, 2011 as compared to the same period of the prior year. Interest expense increased primarily due to a higher average note payable balance outstanding for the nine months ended September 30, 2011 as compared to the same period of the prior year.

Foreign currency exchange gain (loss) and other decreased as a result of better performance of our hedging activities and strengthening of the U.S. dollar against other currencies, primarily the Euro, in the three months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Nine Months Ended September 30,
	2011	2010	Increase/ (Decrease)
	(In thousands)
Net cash provided by operating activities	$14,296	$13,725	$571
Net cash provided by (used in) investing activities	(12,117)	13,328	(25,445)
Net cash provided by financing activities	29,172	1,761	27,411

The net cash provided by operating activities was $14.3 million in the first nine months in 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets and deferred rent expense. Cash provided by changes in working capital for the nine months ended September 30, 2011 was primarily driven by increases in accounts payable and other current liabilities, accrued compensation offset by increases in accounts receivable, inventory and prepaid expenses and other current assets.

The net cash provided by operating activities was $13.7 million in the first nine months in 2010. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of intangible assets, unrealized loss on put option and deferred rent expense partially offset by an unrealized gain on auction rate securities. The primary working capital uses of cash for the nine months ended September 30, 2010 were decreases in accounts payable and other liabilities and increases in accounts receivable and prepaid expenses and other current assets. The primary working capital source of cash was an increase in accrued compensation and deferred revenue.

The net cash used in investing activities was $12.1 million in the first nine months in 2011. It was primarily comprised of net capital expenditures, the cost of an asset acquisition and payments for technology licenses.

The net cash provided by investing activities was $13.3 million in the first nine months in 2010. It was primarily comprised of proceeds from the sales and maturities of short-term investments being partially offset by net capital expenditures, the cost of asset acquisitions and payments for technology licenses.

The net cash provided by financing activities was $29.2 million in the first nine months in 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by paying off the majority of the outstanding balance of our notes payable.

The net cash provided by financing activities was $1.8 million in the first nine months in 2010. It was primarily comprised of net proceeds from the issuance of common shares related to the exercise of stock options and proceeds from a note payable partially offset by payments made related to our bank borrowings.

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our minimum lease payments under non-cancelable operating leases and the net of future minimum contractual sublease income.

Off-Balance-Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control including general global economic conditions.

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

Please see Note 8 to the Condensed Consolidated Financial Statements included herein for a description of certain changes to our commitments and contingencies.

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

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended September 30, 2011 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, the Benelux region and the United Kingdom and we pay payroll and other expenses in local currencies. In the first nine months of 2011 and 2010, international product sales were 27% and 20%, respectively, of our product sales. Our international sales are predominantly made in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by approximately $1.3 million at September 30, 2011 and unrealized gain by approximately $1.1 million at December 31, 2010. We do not hold or purchase any currency contracts for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, and recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered the amended complaint, denying breach of the licensing contract and further amending our defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for management to amend its counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On June 17, 2011, upon direction by the court, we filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim of inequitable conduct and filed an answer to management’s other counterclaims. On July 15, 2011, we filed our opposition to the motion and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. A court ordered mediation took place on August 25, 2011 but did not lead to settlement. Discovery and other pre-trial activities are in progress. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

On January 10, 2011, Troll Busters LLC filed suit in United States District Court for the Southern District of California against us and twelve other named defendants alleging that we falsely marked its Omnimix and 3-Agent Biothreat Assay products with expired patents owned by Roche Molecular Systems relating to certain PCR processes. The complaint sought statutory damages to be decided by the court. On April 8, 2011, Troll Busters filed an amended complaint against all of the defendants. On April 29, 2011, we filed a motion to dismiss the suit. On August 31, 2011, the Court dismissed Troll Busters’ amended complaint. On October 7, 2011, Troll Busters filed a formal notice of dismissal, bringing the matter to a close.

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

Although we had net income for the quarter ended September 30, 2011, we have incurred operating losses in each annual period since our inception. We experienced net losses of $22.4 million in 2008, $22.5 million in 2009 and $5.9 million in 2010. We may achieve profitability for 2011. As of September 30, 2011, we had an accumulated deficit of $203.9 million. Our ability to be profitable for 2011 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the development of our HBDC sales programs and global economic and political conditions. Our ability to be profitable for 2011 and beyond also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenues and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. For example, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenues decline in a quarter, whether due to a delay in recognizing expected revenues, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems can be lengthy, particularly during uncertain economic conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process, and such variances may be intensified by increasing governmental budgetary pressures. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

The regulatory process applicable to our products and operations are expensive, time-consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from nine to twelve months or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, or CDRH, issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process and associated matters, our business may be adversely impacted.

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

Comprehensive healthcare reform legislation, signed into law on March 23, 2010, imposes stringent compliance, recordkeeping and reporting requirements on companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new healthcare regulations. The impact and durability of this legislation, in its current form, remains unclear and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume. Other political and regulatory influences are also subjecting our industry to significant changes and we cannot predict whether new regulations will emerge at the federal or state level, or abroad, but complying with such new regulations may divert management resources and inadvertent failure to comply with new regulations may result in penalties being imposed on us. Notably, various healthcare reform proposals have emerged at the state level and it is unclear which, if any, of these proposals will be enacted and what impact any resulting laws would have on our operations.

Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington and Solna, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

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

We rely on third-party licenses to be able to sell many of our products and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenues and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our systems. We believe that manufacturing reagents and developing tests for our systems is important to our business and growth prospects but may require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products and our strategic plans and growth could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature or for some reagents on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

Our participation in the USPS BDS program may not result in predictable revenues in the future.

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS reported more than $8 billion in losses for the 2010 fiscal year, noted that mail volume continues to drop and recently announced plans to study ways to reduce USPS spending. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. Additionally, our contract with the USPS expired on September 30, 2011 and, while discussions regarding a new contract are ongoing, there are no assurances that we will enter into a new contract with the USPS on terms that are acceptable to us or at all. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

We may face risks associated with acquisitions of companies, products and technologies and our business could be harmed if we are unable to address these risks.

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

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed and our ability to generate revenues could be diminished.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise. As demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by the recent global macroeconomic downturn and continued economic uncertainty. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

If certain single source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on certain single source suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past and similar problems could occur in the future. In addition, many companies are experiencing financial difficulties as a result of the continued economic uncertainty. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the Clinical market would be harmed.

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means and the continuous growth of managed care, together with efforts to reform the health care delivery system in the U.S. and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful health care groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, Gen-Probe and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic and bioMerieux, offer molecular tests.

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development or manufacturing of such products and ,as a result, we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

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

In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market. Furthermore, any failure in the overall BDS, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, legal claims or increased service and warranty costs against us.

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

We face an inherent risk of exposure to product liability claims if our technologies or systems are alleged to have caused harm or do not perform in accordance with specifications, in part because our products are used for sensitive applications. We cannot be certain that we would be able to successfully defend any product liability lawsuit brought against us. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	increased product liability insurance costs;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

Although we carry product liability insurance, if we become the subject of a successful product liability lawsuit, our insurance may not cover all substantial liabilities, which could harm our business.

If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate revenues will be diminished.

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

We depend on relationships with distributors for the marketing and sales of our products in the Non-Clinical and Clinical markets in various geographic regions and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which is key to our long-term growth strategy. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, which cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II Item 1 “Legal Proceedings.” Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to these claims and others that may arise in the future of patent infringement could likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights and thereby impair our ability to compete.

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

Our sales to customers outside the U.S. are subject to government export regulations that require us to obtain licenses to export such products. If the U.S. government was to amend its export control regulations, such amendments could create uncertainty in our industry, result in increased costs of compliance and further restrict our ability to sell our products abroad. In particular, we are required to obtain a new license for each purchase order of our biothreat products that are exported outside the U.S. Delays or denial of the grant of any required license, or changes to the regulations that make such delays or denials more likely or frequent, could make it difficult to make sales to foreign customers and could adversely affect our revenues. In addition, we could be subject to fines and penalties, including prohibiting us from exporting our products to one or more countries, for violation of these export regulations if we were found in violation. Such fines and penalties could materially and adversely affect our business.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”) and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the U.S. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our workers’ compensation insurance. We may not be able to maintain insurance on acceptable terms, if at all.

If a catastrophe strikes our manufacturing or warehousing facilities, we may be unable to manufacture or distribute our products for a substantial amount of time and may experience inventory shortfalls, which would cause us to experience lost revenues.

Our manufacturing facilities are located in Sunnyvale, California, Bothell, Washington and Solna, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event these facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale and may experience inventory shortages, which could cause us to fail to meet customer demands or sales projections. If our manufacturing and warehousing operations were curtailed or ceased, it would seriously harm our business.

Failure to comply with covenants in our loan agreement with Silicon Valley Bank could result in our inability to borrow additional funds and adversely impact our business.

We have entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This loan agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of September 30, 2011. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. Subsequent to September 30, 2011, we terminated the Loan Agreement with SVB and as such, we no longer have to comply with the financial covenants.

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

In the ordinary course of our business, we enter into collaborative arrangements to develop new products or to pursue new markets. These collaborations may not result in the development of products that achieve commercial success and these collaborations could be terminated prior to developing any products. In addition, our collaboration partners may not necessarily purchase the volume of products that we expect. Accordingly, we cannot be assured that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues in the future.

Compliance with regulations governing public company corporate governance and reporting is complex and expensive.

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws and regulations, including enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range and will continue to be highly volatile in the future. During the three months ended September 30, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $30.18 to $40.77 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

		Incorporated by Reference			Filing Date	Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 31st day of October 2011.

CEPHEID
(Registrant)

/S/ JOHN L. BISHOP John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ ANDREW D. MILLER Andrew D. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.