Form 10-K
period 2011-12-31
CEPHEID
filed 2012-02-15
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.2 billion based on the closing sale price for the registrant’s common stock on the NASDAQ Global Select Market on that date of $34.64 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 6, 2012 there were 65,173,483 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on April 24, 2012, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Report.

III

2011 ANNUAL REPORT ON FORM 10-K

Cepheid® , the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully sell products in the Clinical market, in addition to healthcare associated infections products; lengthy sales cycles in certain markets; the impact of competitive products and pricing; the performance and market acceptance of our new products; sufficient customer demand; our ability to develop and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; and other uncertainties related to regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; the product, geography and channel mix of our sales, each of which can affect our gross margins; our success in increasing our direct sales and the effectiveness of our sales personnel; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; variability in systems placements and reagent pull-through in our High Burden Developing Country (“HBDC”) program; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical market, as well as for application in our Non-Clinical legacy Biothreat, Industrial and Partner markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the United States (“U.S.”) market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

Our two principal systems are the GeneXpert® and SmartCycler®. The GeneXpert system, our primary offering in the Clinical market, integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals and doctors’ offices. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample.

In September 2009, we launched the GeneXpert Infinity-48 system (“Infinity”) for high volume testing. The Infinity uses robotic cartridge handling and a full touch screen driven menu, to run up to 1,300 independent molecular tests during any 24-hour period, depending upon test selection. The GeneXpert system, including the Infinity, represents a paradigm shift in molecular diagnostics in terms of ease-of-use and flexibility, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in most cases under an hour and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

In July 2011, we introduced a redesign of the entire GeneXpert system family. We also introduced two new systems to the GeneXpert System family, including a new two-module GeneXpert System and the GeneXpert Infinity-80. The GeneXpert Infinity-80 is our highest throughput system, comprising up to 80 modules, enabling more than 2,000 tests to be run during a 24-hour period, yet occupying the same footprint as the GeneXpert Infinity-48. The newly designed GeneXpert systems and the GeneXpert Infinity-80 utilize the same proven module and Xpert test cartridges as the previous systems, while occupying an up to 20% smaller footprint for the base GeneXpert Systems. The newly designed GeneXpert one, two, four and sixteen module systems began shipping in August 2011. International shipments of the GeneXpert Infinity-80 commenced in January 2012, and US shipments are expected to commence in the first half of 2012.

The paradigm shift represented by the GeneXpert system includes: 1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode; 2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technologists; and 3) the scalability of the instrument, currently from one to 80 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for smaller institutions or for testing at the point of patient care. Our GeneXpert system can provide rapid results with superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, reducing the likelihood of potential human error and contamination issues. In addition, the system is particularly well suited to perform “nested” PCR, a detection method that provides an enhanced level of sensitivity. This method performs an additional amplification of the target specimen after the first PCR amplification. This second amplification is also designed to selectively amplify only the desired target sequence. The routine laboratory use of nested PCR has been discouraged because of the high risk of cross-contamination during processing in an open lab environment. We have developed a method for performing the entire test procedure for both of these amplifications in a single closed vessel.

We currently have available a broad and expanding menu of tests for use on our systems, spanning infectious disease, healthcare associated infections, women’s health, genetics and oncology. Our tests are marketed along with our systems on a worldwide basis.

OUR STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver rapid and accurate results. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR, 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•

commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules; and

•

notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity.

We also believe that the GeneXpert is the only currently available system that enables molecular testing in any workflow environment: full random access; on-demand; or traditional batch testing. With full random access, different tests for different targets may be run simultaneously since each module in the GeneXpert system operates independently of all the other modules in the same GeneXpert system. Additional tests may be added by the user at any time. This increases potential utilization and throughput of the instrument and also enables on-demand or “stat” testing, whereby the user can add a new test to the instrument at any time without regard to the stage of processing of any other test on the instrument.

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, women’s health, critical infectious disease, oncology and genetics. In addition, in order to more rapidly expand our test pipeline, we work and plan to continue to work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

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

•

Extend geographic reach. Internationally, our primary focus is the European Clinical market. Our EMEA (Europe, Middle East and Africa) sales and marketing operations are headquartered in France. We have direct sales forces in the United Kingdom (“UK”), France, and the Benelux region and beginning in 2012, Germany and South Africa. Other European markets are addressed primarily through our distribution partners. Outside EMEA, we have made initial investments in sales offices in China and Japan, where we plan to commercialize selected Xpert products starting in 2012 and 2013, respectively. We will continue to expand our international sales capability on both a direct and distributor basis.

•

Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in High Burden Developing Countries (“HBDC”) following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010. Our program to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices showed considerable momentum in 2011. We are pleased to see that the benefits of the GeneXpert Systems are making a real difference in the fight against Tuberculosis in the High Burden Developing Countries of the World. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

•	Continue to maintain applications in the Non-Clinical markets. We currently sell products into Non-Clinical markets and expect to continue our offerings in these markets.

PRODUCTS

Our product portfolio consists of tests, reagents and systems for the Clinical and Non-Clinical markets. Our two main systems are 1) the GeneXpert system, including the Infinity system, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small, self-contained cartridge enabling rapid molecular testing 24 hours a day, 7 days a week, offering medically relevant results when and where they are needed most, and 2) the SmartCycler, which is a system that integrates DNA amplification and detection for rapid batch or random access analysis in “real-time”.

In the Clinical market, we offer tests for both the GeneXpert and the SmartCycler systems in the areas of healthcare associated infections, critical infectious disease, genetics, women’s health, and oncology. These tests include U.S. Food and Drug Administration (“FDA”) cleared products, CE Marked products (“CE IVD”), Analyte Specific Reagents (“ASRs”), and Research Use Only (“RUO”) tests.

Prior to 2011, the menu of tests for our GeneXpert system in the U.S. consisted of our Xpert MRSA and Xpert SA Nasal Complete surveillance tests, Xpert GBS for Group B Streptococcus, Xpert EV for detection of Enterovirus, Xpert MRSA/SA-SSTI (Skin and Soft Tissue Infection), Xpert MRSA/SA-BC (Blood Culture), Xpert Clostridium difficile, Xpert vanA for vancomycin resistant enterocci (“VRE”), and Xpert HemosIL Factor II and Factor V Leiden. These tests were also available as European CE IVD Marked products under the European Directive on IVD medical devices. Additionally, Xpert Mycobacterium tuberculosis/rifampicin (“MTB/RIF”), Xpert Flu A/BPanel, and Xpert BCR-ABL Monitor were available as European CE IVD Marked products.

In April 2011, we announced that we had received FDA clearance to market Xpert Flu, a test to simultaneously detect and differentiate Influenza A, Influenza B, and the 2009 H1N1 influenza virus in about one hour. Also in April 2011, we announced that we had received FDA clearance to market Xpert Clostridium difficile/epi, a test which, in addition to detecting the bacterium that causes C. difficile infection (CDI), additionally and simultaneously identifies the epidemic strain of C. difficile, also known as 027, NAP1 or BI.

In the Non-Clinical markets, the GeneXpert modules have been integrated into the BDS purchased by the USPS, utilizing our Bacillus anthracis test. We also sell our SmartCycler system along with general use PCR reagents and reaction tubes.

RESEARCH AND DEVELOPMENT

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 2) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 3) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 4) engineering efforts to extend the capabilities of our systems and to develop new low and high throughput systems. Total research and development expense was $59.4 million, $42.5 million and $39.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

SALES

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., United Kingdom, France, the Benelux region and beginning in 2012, Germany and South Africa, are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. Clinical market sales to hospitals under 150 beds in the U.S. are handled through a distributor. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis. We often sell to end customers who are part of various Group Purchasing Organizations (“GPOs”). Sales to end customers who are part of GPOs represented 46%, 42%, and 37% of total product sales for the years ended December 31, 2011, 2010 and 2009, respectively. No single country outside of the U.S. represented more than 10% of our total revenues for any of the periods presented. No customer accounted for more than 10% of total product sales in 2011. One customer accounted for 11% and 15% of our total product sales in 2010 and 2009, respectively.

Distribution and collaboration arrangements

Novartis. In October 2010, we entered into a collaboration with Novartis for the commercialization of a test for monitoring the BCR-ABL gene transcript in peripheral blood specimens from patients diagnosed with Philadelphia chromosome-positive chronic myelogenous leukemia (“Ph+ CML”). To fund development and clinical trial costs, we received an upfront fee of $5.0 million in October 2010 from Novartis and $3.0 million in milestone payments throughout 2011. If the FDA grants us clearance to commercially release the product in the U.S., under the collaboration, Novartis will have exclusive global distribution rights to the Xpert BCR-ABL test under a Cepheid/Novartis label.

Foundation for Innovative New Diagnostics. In May 2006, we entered into an agreement with FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, we were responsible for the development of a 6-color GeneXpert instrument to accomplish such a test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed us at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of our Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND will fund $5.1 million in development costs throughout the two-year contract. In the first quarter of 2011, we entered into an agreement with FIND to fund $1 million in development costs throughout 2011 for development of a remote calibration kit for our GeneXpert system family.

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

USPS BDS Program. In 2003, a Northrop Grumman-led consortium that included us and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. In August 2007, we entered into a five-year master purchase agreement with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. The agreement, and subsequent purchase orders, covered the period through September 30, 2011. In the fourth quarter of 2011, we entered into another five-year master purchase agreement with Northrop Grumman for the purchase of up to $112 million of anthrax test cartridges and associated materials used in BDS. The agreement and subsequent purchase orders cover the period through September 30, 2016.

MANUFACTURING

Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and the FDA’s Quality System Regulations, enabling us to market our systems in the Clinical and Non-Clinical markets worldwide. In our manufacturing facilities, we assemble our systems and produce reagents and tests for use on our GeneXpert and SmartCycler systems. We assemble our disposable reaction tubes and cartridges on custom, automated assembly lines that are designed with expandable capacity. We depend on suppliers for various components used in the manufacture of the GeneXpert and SmartCycler systems, disposable reaction tubes and cartridges, some of which are our sole source for such components.

BACKLOG

Our aggregate backlog of $44.0 million as of December 31, 2011 is comprised of firm orders which are expected to be converted into sales in 2012. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

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

We also face emerging competition from both established companies such as Beckman Coulter, Danaher and development stage companies that are entering these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

GOVERNMENT REGULATION

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies in other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing in the U.S. The 510(k) clearance process usually takes from three to four months from submission but can take longer.

To date, we have received FDA clearance on Smart GBS, Xpert GBS, Xpert EV, Xpert MRSA, Xpert MRSA/SA-SSTI, Xpert MRSA/SA-BC, Xpert SA Nasal Complete, Xpert vanA, Xpert C. difficile, Xpert HemosIL Factor II, Factor V, Xpert Flu A/B Panel, and Xpert C. difficile/epi. In CE-IVD markets, in addition to our FDA cleared products, we offer Xpert MTB/RIF and Xpert BCR/ABL. We also have CE IVD-marked products for Smart GBS, Epstein-Barr virus (“EBV”), cytomegalovirus (“CMV”) and varicella zoster virus (“VZV”) on the SmartCycler system. We have CE-IVD marked the GeneXpert system and SmartCycler system.

For the Non-Clinical markets, some of our products may not need FDA or other regulatory approval; however, all of our products are being produced under ISO 13485 and Quality System Regulations.

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

In April 2004, we entered into a patent license agreement with Applera Corporation (“Applera”) for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Applera patents. In June 2006, the patent license agreement was expanded to include additional products. The Applera patents expired in the U.S in May of 2011, and in Europe the patents expire in April of 2012.

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

EMPLOYEES

As of December 31, 2011, we had 717 full-time equivalent employees worldwide. At December 31, 2011, none of our U.S. employees were represented by a labor union. Many of our employees in Sweden are under a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of February 7, 2012 appear below:

The following table and discussion set forth certain information with regard to our current executive officers.

Name	Age	Position
John L. Bishop	67	Chief Executive Officer and Director
Nicolaas (‘Nico’) Arnold	60	Executive Vice President, Worldwide Commercial Operations
Russel K. Enns, Ph.D.	63	Senior Vice President, Chief Regulatory Officer
Andrew D. Miller	51	Executive Vice President, Chief Financial Officer
David H. Persing, M.D., Ph.D.	56	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	66	Executive Vice President, Chief Operating Officer
Joseph H. Smith	67	Senior Vice President, Business Development and General Counsel

John L. Bishop. Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002. Mr. Bishop served as President and a director of Vysis, Inc., a genomic disease management company that was acquired by Abbott, from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe

Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe. From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation. Mr. Bishop currently serves as a director of Conceptus, Inc. In addition, he is a member of the AdvaMed Dx Board.

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

Russel K. Enns, Ph.D. Dr. Enns was promoted to Senior Vice President, Chief Regulatory Officer in May 2010, and was our Senior Vice President, Regulatory, Clinical & Government Affairs & Quality Systems from April 2004 until May 2010, after having joined us in June 2003 as Vice President, Regulatory, Clinical & Government Affairs & Quality Systems. Prior to joining us, Dr. Enns was an Abbott Divisional Vice President for Regulatory and Clinical Affairs, Quality Systems, and Medical Reimbursement from 2001 to 2003 at the Vysis Division. From 1995 to 2001, Dr. Enns was Vice President at Vysis, Inc., a genomic disease management company, was acquired by Abbott in 2001. Before joining Vysis, he was Vice President, Technical Affairs of MicroProbe Corporation, a biotechnology company, from 1992 to 1995. Before joining MicroProbe Corporation, he was Director of Product Development, Clinical Programs and Technical Affairs at Gen-Probe, Inc., a biotechnology diagnostic company, from 1984 to 1992. From 1979 to 1984, Dr. Enns was the Director of Cell Biology at Alpha Therapeutics Corporation, and from 1975 to 1979 he was a Senior Biochemist at Monsanto Corporation. He received his Ph.D. in Biochemistry from University of California at Davis in 1976. Dr. Enns was a charter member and past chair of the Clinical and Laboratory Standards Institute (“CLSI”) Area Committee on Molecular Methods, and he was an elected member of the CLSI Board of Directors from 2005 to 2011. He currently serves on the MedSci Advisory Board of the Leukemia and Lymphoma Society.

Andrew D. Miller. Mr. Miller first joined us in April 2008 as Senior Vice President, Chief Financial Officer, and became our Executive Vice President, Chief Financial Officer in January 2012. Prior to joining us, Mr. Miller was Vice President of Finance and Chief Accounting Officer for Autodesk, an enterprise software company, from March 2005 to April 2008 and Vice President of Finance and Corporate Controller from May 2003 to March 2005. At Autodesk, he was responsible for global accounting and compliance operations. Before joining Autodesk, from 2000 to 2003, Mr. Miller was Senior Vice President and Chief Financial Officer for MarketFirst Software, Inc., a leading provider of enterprise marketing automation software. Prior to MarketFirst, Mr. Miller served as Vice President of Worldwide Finance for Cadence Design Systems, Vice President of Finance and Corporate Controller for Adaptive Broadband Corporation, and held senior financial roles for Silicon Graphics, Inc. Mr. Miller was a Certified Public Accountant.

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

We have a prior history of operating losses.

Prior to our fiscal year ended 2011, we had incurred operating losses in each annual fiscal year since our inception. We experienced net losses of approximately $22.5 million in 2009, $5.9 million in 2010 and we achieved profitability for the first time for the fiscal year ended 2011. As of December 31, 2011, we had an accumulated deficit of approximately $205.6 million. Our ability to be profitable for 2012 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors and the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales programs and receipt of funding for those programs, our ability to penetrate new geographic markets and global economic and political conditions. Our ability to be profitable for 2012 and beyond also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may not achieve profitability again in 2012. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenues and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. For example, we have experienced, and expect to continue experience, meaningful variability in connection with our commercial system placements as well as system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in our gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenues decline in a quarter, whether due to a delay in recognizing expected revenues or adverse economic conditions, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

The regulatory process applicable to our products and operations are expensive, time-consuming and uncertain, and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from nine to twelve months or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it would endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, or CDRH, issued an implementation plan containing 25 specific actions that were implemented in 2011 relating to the 510(k) review process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issued a related report on the 510(k) regulatory process, which was released in late July 2011. Further, the FDA recently issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process and associated matters, our business may be adversely impacted.

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

Comprehensive healthcare reform legislation, signed into law on March 23, 2010, imposed stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new healthcare regulations. The impact and durability of this legislation, in its current form, remains unclear and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume. Other political and regulatory influences are also subjecting our industry to significant changes and we cannot predict whether new regulations will emerge at the federal or state level, or abroad, but complying with such new regulations may divert management resources and inadvertent failure to comply with new regulations may result in penalties being imposed on us. Notably, various healthcare reform proposals have emerged at the state level and it is unclear which, if any, of these proposals will be enacted and what impact any resulting laws would have on our operations.

Our manufacturing facilities located in Sunnyvale, California, Seattle, Washington and Stockholm, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

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

If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. For example, in January 2012, we purchased certain assets from a distributor located in Germany and, in February 2012, we acquired a distributor located in South Africa. We may not realize the anticipated benefit of these acquisitions or any future acquisition or investment. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate our recent acquisitions or any other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.

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

Our operations and performance depend on global economic conditions, which have been adversely impacted by the recent global macroeconomic downturn, continued global economic uncertainty and concerns over the downgrade of U.S. sovereign debt and continued sovereign debt uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even though economic activity has shown some improvement, recovery has been sluggish and it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, Gen-Probe and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development or manufacturing of such products, and as a result, we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

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

We depend on relationships with distributors for the marketing and sales of our products in the Clinical and Non-Clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which are key to our long-term growth strategy. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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

If any of our distribution agreements are terminated or if we elect to distribute new products directly, we will have to invest in additional sales resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution agreements or fail to successfully market our products, our product sales may decrease. Additionally, our 2012 acquisitions mean that we now directly sell our products in Germany and South Africa. We may be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers or hiring appropriately trained personnel, any of which could result in lower revenues than we previously received from our distributor in that territory.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011 the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third party if they determine that: 1) adequate steps have not been taken to commercialize such inventions in a particular field of use; 2) such action is necessary to meet public health or safety needs; or 3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.

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

Our international operations subject us to additional risks and costs.

We conduct operations on a global basis. These operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	increased regulatory risk, including additional regulatory requirements different or more stringent than those in the United States;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	exposure to risks associated with sovereign debt uncertainties in Europe and other foreign countries;

•	difficulties in collecting accounts receivable or longer payment cycles;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•

business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

We intend to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering certain geographic markets that are less receptive to sales from foreign entities.

Additionally, our continued expansion into less developed countries in connection with our HBDC program, which may have less political, social or economic stability and less developed infrastructure and legal systems, heightens the exposure of the risks set forth above. As we continue to expand our operations into less developed countries, we will increase our exposure to the above risks. An adverse development relating to one or more of these risks, or any other risks associated with our operations in less developed countries, could adversely affect our ability to conduct and expand our business, which could negatively impact on our business, results of operations and financial condition.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical and sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining and training personnel with the requisite skills remains challenging, particularly in the Silicon Valley area of California, where our headquarters are located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

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

Our manufacturing facilities are located in Sunnyvale, California, Seattle, Washington and Stockholm, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods, prolonged power outages and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event these facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale and may experience inventory shortages, which could cause us to fail to meet customer demands or sales projections. If our manufacturing and warehousing operations were curtailed or ceased, it would seriously harm our business.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS reported more than $8 billion and $5 billion in losses for the 2010 and 2011 fiscal years, respectively. The USPS has also noted that mail volume continues to drop and announced plans to cut USPS spending by $3 billion. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

We maintain cash balances in our bank accounts that exceed the FDIC insurance limitation.

We maintain our cash assets at commercial banks in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. In the event of the commercial banks failing, we may lose the amount of our deposits over any federally-insured amount, which could have a material adverse effect on our financial conditions and our results of operations.

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

Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is appropriate. We expect to maintain such valuation allowance so long as there is insufficient evidence that we will be able to realize the benefit of our deferred tax assets. We reassess the realizability of the deferred tax assets as facts and circumstances dictate. If after future assessments of the realizabilty of the deferred tax assets, we determine that a lesser or greater allowance is required, or that no such allowance is appropriate, we will record a corresponding change to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our results of operations. Although we believe our estimates and judgments are reasonable, including those related to our valuation allowance, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In particular, we are currently under examination by the Internal Revenue Service for our U.S. federal income tax return for the year 2009. The IRS has not proposed any adjustments to our tax positions, however, our liability for unrecognized tax benefits could increase or decrease as a result of this ongoing IRS audit.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During fiscal year 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $40.90 to $22.89 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Sunnyvale, California. As of February 15, 2012, we owned or leased approximately 530 thousand square feet of building space, primarily in the U.S., and to a lesser extent Europe, South Africa, Japan and China. We own a building in Toulouse, France which is the business headquarters for EMEA and the remaining building space we occupy is pursuant to leases expiring through August 2020. Our manufacturing sites are located in the U.S. and Sweden.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3.	LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our answer and counterclaims denying Abaxis’ allegations of infringement and asking the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our counterclaims. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered the amended complaint, denying breach of the licensing contract and further amending our defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for us to amend our counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, we filed an amended answer and third amended counterclaims. On June

29, 2011, Abaxis filed a motion to dismiss our defense and counterclaim of inequitable conduct and filed an answer to our other counterclaims. On July 15, 2011, we filed our opposition to the motion and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion On August 24, 2011, we filed a motion for partial summary judgment that asserted U.S. Patent No. 5,624,597 does not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted our motion. Discovery and other pre-trial activities are in progress. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

On February 9, 2012, Roche publicly disclosed that it was in arbitration with the Company regarding a PCR license agreement that is terminated in October 2011. The Company previously disclosed the termination of the agreement in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel is being convened to address the issues. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on the NASDAQ Global Select Market under the symbol CPHD. The high and low closing prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Select Market, were as follows:

	High	Low
Fiscal year ended December 31, 2011
First Quarter	$28.35	22.70
Second Quarter	34.96	28.20
Third Quarter	40.98	29.71
Fourth Quarter	42.65	29.90

Fiscal year ended December 31, 2010
First Quarter	$19.56	$12.38
Second Quarter	21.02	15.94
Third Quarter	19.81	13.81
Fourth Quarter	23.99	17.45

On February 6, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $44.91 per share. On February 6, 2012, there were approximately 127 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2011. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	8,742,000	$17.24	1,215,000
Equity compensation plans not approved by security holders	200,000	$14.93	0

Total	8,942,000	$17.19	1,215,000

(1)	The number of securities remaining available for future issuance in column (c) includes 907,000 shares of common stock authorized and available for issuance under our Employee Stock Purchase Plan (“ESPP”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to the lesser of (i) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase or (iii) an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of December 31, 2011.
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

STOCK PRICE PERFORMANCE GRAPH

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2006 to 12/31/2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cepheid, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

For the years ended December 31,	2006	2007	2008	2009	2010	2011
Cepheid	100.00	310.00	122.12	146.82	267.65	404.82
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$265,524	$206,876	$165,185	$159,383	$116,532
Other revenues	12,051	5,592	5,442	10,244	12,941

Total revenues	277,575	212,468	170,627	169,627	129,473
Cost of product sales	122,840	105,135	95,542	89,714	69,851
Gross profit on product sales	142,684	101,741	69,643	69,669	46,681
Income (loss) from operations	3,815	(5,344)	(23,366)	(23,650)	(25,164)
Net income (loss)	$2,627	$(5,917)	$(22,502)	$(22,387)	$(22,100)
Basic net income (loss) per common share	$0.04	$(0.10)	$(0.39)	$(0.39)	$(0.40)
Diluted net income (loss) per common share	$0.04	$(0.10)	$(0.39)	$(0.39)	$(0.40)
Shares used in computing basic net income (loss) per share	62,735	59,712	58,206	57,101	55,263
Shares used in computing diluted net income (loss) per share	66,750	59,712	58,206	57,101	55,263

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investments and put option	$115,008	$79,538	$60,717	$48,017	$44,026
Working capital	148,153	95,565	60,852	32,211	56,109
Total assets	286,670	220,611	198,126	183,979	162,778
Short-term obligations:
Bank borrowing	—	—	14,618	14,639	—
Current portion of note payable	—	1,679	108	—	—
Current portion of deferred revenue	8,176	8,207	2,923	2,834	3,728
Long-term obligations:
Note payable, less current portion	—	4,991	732	—	2
Accumulated deficit	(205,555)	(208,182)	(202,265)	(179,763)	(157,376)
Total shareholders’ equity	$211,833	$153,662	$127,566	$128,824	$124,468

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. . In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully sell products in the Clinical market, in addition to healthcare associated infections products; lengthy sales cycles in certain markets; the impact of competitive products and pricing; the performance and market acceptance of our new products; sufficient customer demand; our ability to develop and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products and other uncertainties related to regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; the product, geography and channel mix of our sales, each of which can affect our gross margins; our success in increasing our direct sales and the effectiveness of our sales personnel; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; variability in systems placements and reagent pull-through in our HBDC program; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

STRATEGY

We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver rapid and accurate results. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR; 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•

commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules; and

•

notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity.

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, women’s health, critical infectious disease, oncology and genetics. In addition, in order to more rapidly expand our test pipeline, we work and plan to continue to work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

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

•

Extend geographic reach. Internationally, our primary focus is the European Clinical market. Our EMEA (Europe, Middle East and Africa) sales and marketing operations are headquartered in France. We have direct sales forces in the United Kingdom (“UK”), France, and the Benelux region and beginning in 2012, Germany and South Africa. Other European markets are addressed primarily through our distribution partners. Outside EMEA, we have made initial investments in sales offices in China and Japan, where we plan to commercialize selected Xpert products starting in 2012 and 2013, respectively. We will continue to expand our international sales capability on both a direct and distributor basis.

•

Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in High Burden Developing Countries (“HBDC”) following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010. Our program to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices showed considerable momentum in 2011. We are pleased to see that the benefits of the GeneXpert Systems are making a real difference in the fight against Tuberculosis in the High Burden Developing Countries of the World. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

•	Continue to maintain applications in the Non-Clinical markets. We currently sell products into Non-Clinical markets and expect to continue our offerings in these markets.

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

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. No right of return exists for our products except in the case of damaged goods. We have not experienced any significant returns of our products. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where we bill shipping and handling costs to our customers, the amounts billed are classified as revenue.

We enter into revenue arrangements that may consist of multiple deliverables of our products and services. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements. We sell service contracts for which revenue is deferred and recognized ratably over the contract period.

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

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: 1) vendor specific objective evidence (VSOE), if available; 2) third party evidence of selling price if VSOE is not available; or 3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is our best estimate of the selling price of an element in a transaction. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Other revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement by us is required. When we have continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract. Under such agreements, we are required to perform specific research and development activities and are compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on our progress to completion and recoverability is reasonably assured. Royalties are typically based on licensees’ net sales of products that utilize our technology and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

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

We review our intangible assets for impairment and conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. In 2011 and in 2010, we recorded an impairment charge of $5.4 million and $0.3 million, respectively, related to license terminations. No impairment charge was recorded in 2009.

As of December 31, 2011, our carrying value of goodwill was $18.4 million. We annually review our goodwill for impairment. If our fair value exceeds our net book value including goodwill, then goodwill is not considered impaired. As we operate in one segment, the initial step is to compare our fair value as determined by our market capitalization to our net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, we would estimate expected future cash flows of our business, which operates in a number of markets and geographical regions. We would then determine the carrying value of our business and compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. At December 31, 2011, we determined that goodwill was not impaired.

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments, consisting entirely are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s derivative instruments consist of large financial institutions of high credit standing.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2011 or December 31, 2010.

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the year ended December 31, 2011. There was one direct customer that accounted for 11% and 15% of total product sales for the years ended December 31, 2010 and 2009, respectively. No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

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

We warrant our systems to be free from defects for a period of generally 12 to 15 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2011 and 2010, the accrued warranty liability was $2.0 million and $1.0 million, respectively.

Stock-Based Compensation

We account for stock-based compensation cost in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We recognize the fair value of our stock option awards as compensation expense over the requisite service period of each award, which is generally four years.

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

•	Expected volatility is based on the blend of historical volatility of the past period equal to our expected term and the current implied volatility.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Expected dividend is based on our expectation of issuing a dividend over the expected term. Historically, we have not issued dividends.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2011, 2010 and 2009, we did not recognize significant interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2011 and 2010, we had no significant accrued interest or penalties.

Results of Operations

Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenues

The following table illustrates the components of revenues (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Revenues:
System sales	$61,948	$46,416	$15,532	33%	$46,416	$42,993	$3,423	8%
Reagent and disposable sales	203,576	160,460	43,116	27%	160,460	122,192	38,268	31%

Total product sales	265,524	206,876	58,648	28%	206,876	165,185	41,691	25%
Other revenue	12,051	5,592	6,459	116%	5,592	5,442	150	3%

Total revenues	$277,575	$212,468	$65,107	31%	$212,468	$170,627	$41,841	25%

Product Sales

The following table illustrates product sales in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Product sales by market:
Clinical Systems	$58,634	$42,538	$16,096	38%	$42,538	$34,345	$8,193	24%
Clinical Reagents	177,435	131,253	46,182	35%	131,253	89,701	41,552	46%

Total Clinical	236,069	173,791	62,278	36%	173,791	124,046	49,745	40%
Non-Clinical	29,455	33,085	(3,630)	-11%	33,085	41,139	(8,054)	-20%

Total product sales	$265,524	$206,876	$58,648	28%	$206,876	$165,185	$41,691	25%

Clinical revenues increased $62.3 million, or 36%, in 2011 as compared to 2010. The increase in Clinical revenues for 2011 was led by growth in the Clinical Reagent business associated with new GeneXpert instrument placements and broader test menu adoption among existing customers in our North American and International markets. In addition, Clinical Systems revenue increased primarily due to shipments of our GeneXpert systems primarily to our customers in our High Burden Developing Countries (“HBDC”) program and in North America. In addition, Clinical revenues increased $49.7 million, or 40%, for 2010 as compared to 2009. The increase in Clinical revenues for 2010 was led by increased sales of our HAI portfolio of tests as well as our Xpert MTB/RIF test.

In the Non-Clinical market, product sales decreased in 2011 and 2010 as compared to 2010 and 2009, respectively. These decreases were primarily due to fewer shipments of anthrax test cartridges to Northrop Grumman/USPS as well as decreased SmartCycler System sales.

We expect our Clinical product sales to continue to increase in 2012 with the continued expansion of the HAI, infectious disease and women’s health markets, the breadth and expansion of our test menu, and the growth of our installed base of customers. We expect Non-Clinical market product sales will decline moderately in 2012 compared to 2011 due to the overall decline in these legacy businesses.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$167,966	$137,344	$30,622	22%	$137,344	$95,812	$41,532	43%
Non-Clinical	24,987	27,310	(2,323)	-9%	27,310	32,977	(5,667)	-17%

Total North America	192,953	164,654	28,299	17%	164,654	128,789	35,865	28%
International
Clinical	$68,103	$36,447	$31,656	87%	$36,447	$28,234	$8,213	29%
Non-Clinical	4,468	5,775	(1,307)	-23%	5,775	8,162	(2,387)	-29%

Total International	72,571	42,222	30,349	72%	42,222	36,396	5,826	16%

Total product sales	$265,524	$206,876	$58,648	28%	$206,876	$165,185	$41,691	25%

North American product sales increased $28.3 million, or 17%, in 2011 as compared to 2010. The increase in 2011 was primarily due to growth in both Clinical System and Clinical Reagent sales to new and existing customers, partially offset by a decrease in Non-Clinical product sales primarily due to the decrease of anthrax test cartridge sales under the USPS BDS program. North American product sales increased $35.9 million, or 28%, in 2010 as compared to 2009. The increase in 2010 was primarily due to growth in both Clinical System and Clinical Reagent sales to new and existing customers, partially offset by a decrease in Non-Clinical product sales primarily due to the decrease of anthrax test cartridge sales under the USPS BDS program and decreased SmartCycler System sales.

International product sales, which primarily represent sales in EMEA, increased $30.3 million, or 72%, in 2011 as compared to 2010. This increase in 2011 was primarily due to growth in Clinical Reagent sales in addition to system placements associated with our commercial customers and our HBDC program, partially offset by a decrease in Non-Clinical product sales. International product sales increased $5.8 million, or 16%, in 2010 as compared to 2009. This increase in 2010 was primarily due to growth in Clinical Reagent sales, partially offset by a decrease in Non-Clinical product sales.

No single country outside of the U.S. represented more than 10% of our total product sales in any period presented. No single customer accounted for more than 10% of our product sales in 2011. One customer accounted for 11% and 15% of our total product sales in 2010 and 2009, respectively.

Other Revenue

Other revenue increased $6.5 million, or 116%, in 2011 as compared to 2010. This increase was primarily associated with the continued research and development funding of our Xpert BCR-ABL collaboration with Novartis and HIV Viral Load test with FIND, in addition to a one-time benefit related to a development and distribution agreement with one of our partners. Other revenue remained flat when comparing 2010 to 2009. Other revenue varies from period to period dependent upon the number of research and development collaboration agreements we are engaged in. We expect other revenue to decline in 2012.

Costs and Operating Expenses

The following table illustrates the changes in our operating expenses for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$122,840	$105,135	$17,705	17%	$105,135	$95,542	$9,593	10%
Collaboration profit sharing	4,863	6,806	(1,943)	-29%	6,806	8,200	(1,394)	-17%
Research and development	59,362	42,503	16,859	40%	42,503	39,313	3,190	8%
Sales and marketing	50,691	38,840	11,851	31%	38,840	29,156	9,684	33%
General and administrative	36,004	24,528	11,476	47%	24,528	21,278	3,250	15%
Gain from legal settlement	—	—	—	0%	—	(243)	243	-100%
Restructuing charges	—	—	—	0%	—	747	(747)	-100%

Total costs and operating expenses	$273,760	$217,812	$55,948	26%	$217,812	$193,993	$23,819	12%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles assets acquired in business combinations.

Cost of product sales increased $17.7 million, or 17%, in 2011 as compared to 2010 and increased $9.6 million, or 10%, in 2010 as compared to 2009. The increase in both periods was primarily attributed to increased shipments of our system and reagent products.

Our product gross margin percentage increased to 54% in 2011 as compared to 49% in 2010. The increase was primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix, manufacturing efficiencies and higher volume of sales driving lower Clinical Reagent costs, partially offset by a one-time non-cash charge of $5.4 million in the fourth quarter of 2011, which reflected the acceleration of the remaining up-front license fee due to the termination of a patent license agreement and higher volume of sales under our HBDC program under which we sell at higher discounts than our other commercial sales.

Our product gross margin percentage increased to 49% in 2010 as compared to 42% in 2009. The increase was primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix, manufacturing efficiencies and higher volume of sales driving lower Clinical Reagent unit costs.

We expect our product gross margin will increase moderately in 2012 driven by the phase-out of certain royalties and lower Clinical Reagent costs due to manufacturing efficiencies and higher volume of sales, partially off-set by a higher volume of sales under our HBDC program.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The decrease in collaboration profit sharing was the result of decreased anthrax cartridge sales under the USPS BDS program. We expect our collaboration profit sharing expenses will increase moderately in 2012 due to an expected increase in anthrax cartridge sales to the USPS.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $16.9 million, or 40%, in 2011 as compared to 2010. This increase is primarily due to an increase in headcount and beta and clinical trial costs.

Research and development expenses increased $3.2 million or 8% in 2010 as compared to 2009. This increase was primarily due to an increase in salaries and employee-related expenses and research and development supplies.

We expect a small increase in our research and development expenses as a percentage of revenues in 2012 driven primarily by an increase in our beta and clinical trial costs for products currently under development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $11.9 million, or 31%, in 2011 as compared to 2010. The increase is primarily due to increased headcount and sales and marketing program costs.

Sales and marketing expenses increased $9.7 million, or 33%, in 2010 as compared to 2009. The increase was primarily due to an increase in salaries and employee-related expenses and in sales and marketing program costs.

We expect our sales and marketing expenses to remain relatively flat as a percentage of revenues in 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $11.5 million, or 47%, in 2011 as compared to 2010. The increase is primarily due to increased headcount and legal expenses.

General and administrative expenses increased $3.3 million, or 15%, in 2010 as compared to 2009. The increase was primarily due to an increase in salaries and employee-related expenses and in legal expenses.

We expect our general and administrative expenses to remain relatively flat as a percentage of revenues in 2012.

Gain from Legal Settlement

During the third quarter of 2009, we entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid us $0.2 million, which we recorded as a gain.

Restructuring Charge

During the first quarter of 2009, we eliminated 47 positions that impacted employees, contractors and replacement positions, which resulted in $0.7 million of restructuring expense, primarily related to severance. As of December 31, 2009, the activities under this restructuring plan were complete and the Company had no outstanding restructuring expenses to be paid.

Other Income (Expense), Net

The following table illustrates the changes in our other income (expense), net for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Other income (expense), net:
Interest income	$23	$168	$(145)	-86%	$168	$406	$(238)	-59%
Interest expense	(511)	(340)	(171)	50%	(340)	(332)	(8)	2%
Foreign currency exchange gain (loss) and other	(655)	(820)	165	-20%	(820)	350	(1,170)	-334%

Total other income (expense), net	$(1,143)	$(992)	$(151)	15%	$(992)	$424	$(1,416)	-334%

Other income (expense), net primarily consists of interest income earned from our cash, cash equivalent or investment balances, interest expense related to loans or notes payable balances outstanding during the period and the effect of foreign currency exchange.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$27,032	$27,343	$13,676
Net cash provided by (used in) investing activities	(20,873)	9,716	(8,503)
Net cash provided by financing activities	29,188	6,546	6,881

As of December 31, 2011, we had $115.0 million in cash and cash equivalents. The $35.5 million increase in total cash and cash equivalents from December 31, 2010 consisted primarily of $27.0 million provided by operating activities, $20.9 million used in investing activities and $29.2 million provided by financing activities. We maintain our portfolio of cash equivalents in money market funds in order to minimize market risk and preserve principal.

The net cash provided by operating activities was $27.0 million for the year ended December 31, 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses partially offset by working capital uses of cash. Non-cash expenses are comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets, amortization of a terminated patent license and deferred rent expense. Cash used by changes in working capital for the year ended December 31, 2011 was primarily driven by increases in inventory, accounts receivable and a decrease in deferred revenue partially offset by increases in accounts payable and other liabilities and accrued compensation.

The net cash provided by operating activities was $27.3 million for the year ended December 31, 2010. It was primarily comprised of the net effect of cash provided by non-cash expenses partially offset by net loss and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets, write off of other intangible assets acquired in acquisition, unrealized loss on put option and deferred rent expense partially offset by an unrealized gain on auction rate securities. Cash used by changes in working capital for the year ended December 31, 2010 was primarily driven by increases in accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable partially offset by increases in deferred revenue, accrued compensation and inventory and other liabilities and accrued compensation.

The net cash used in investing activities was $20.9 million for the year ended December 31, 2011. It was primarily comprised of the purchase of capital assets mainly related to leasehold improvements of our buildings under operating lease and the purchase of additional manufacturing equipment and payments made related to patent licenses.

The net cash provided by investing activities was $9.7 million for the year ended December 31, 2010. It was primarily comprised of proceeds from the sale of short-term investments partially offset by the purchase of capital assets mainly related to leasehold improvements of our buildings under operating lease and the purchase of additional manufacturing equipment, costs of acquisitions and payments made related to an existing patent.

Consistent with prior years, we expect our capital expenditures to remain relatively flat as a percentage of revenues in 2012 due to investment in the capacity and continued automation of our manufacturing operations to support the growth in our GeneXpert test revenue.

The net cash provided by financing activities was $29.2 million for the year ended December 31, 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by paying off the outstanding balance of our notes payable.

The net cash provided by financing activities was $6.5 million for the year ended December 31, 2010. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options and proceeds from a note payable partially offset by repayment of the outstanding bank borrowings balance and principle payments made toward the outstanding balance of our notes payable.

Lease, Purchase and Minimum Royalty Commitments

The following table summarizes our lease, purchase and minimum royalty commitments at December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$60,997	$5,811	$13,292	$15,507	$26,387
Purchase obligations	30,511	19,640	5,723	3,432	1,716
Minimum royalties	3,868	581	1,198	1,234	855

	$95,376	$26,032	$20,213	$20,173	$28,958

Lease Commitments

We lease office space under arrangements expiring through 2020. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. Net rent expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 was $6.3 million, $4.1 million and $3.7 million, respectively.

Purchase Commitments

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of our systems and reagents.

Minimum Royalty Commitments

We have certain minimum royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid could vary in some circumstances depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign currency risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2011 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, the Benelux region, the United Kingdom, China, Japan and beginning in 2012, Germany and South Africa, and we pay payroll and other expenses in local currencies. For the years ended December 31, 2011, 2010 and 2009, international product sales were 27%, 20% and 22%, respectively, of our product sales. Our international sales are predominantly made in EMEA countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We have a foreign currency hedging program that we use to mitigate our exposure to foreign currency gains and losses. As part of this program, we may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by $1.4 million at December 31, 2011. We do not hold or purchase any currency contracts for trading purposes.

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

Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 15, 2012

/s/ JOHN L. BISHOP	/s/ ANDREW D. MILLER
John L. Bishop	Andrew D. Miller
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited Cepheid’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cepheid’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Cepheid and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Part IV Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cepheid’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 15, 2012

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$115,008	$79,538
Accounts receivable, less allowance for doubtful accounts of $61 thousand as of December 31, 2011 and 2010	35,375	28,010
Inventory	62,239	37,598
Prepaid expenses and other current assets	5,245	4,138

Total current assets	217,867	149,284
Property and equipment, net	35,833	27,438
Other non-current assets	730	607
Intangible assets, net	13,795	24,688
Goodwill	18,445	18,594

Total assets	$286,670	$220,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,167	$21,957
Accrued compensation	17,928	12,594
Accrued royalties	8,357	7,994
Accrued other liabilities	3,086	1,288
Current portion of deferred revenue	8,176	8,207
Current portion of notes payable	—	1,679

Total current liabilities	69,714	53,719
Long-term portion of deferred revenue	2,003	4,057
Note payable, less current portion	—	4,991
Other liabilities	3,120	4,182

Total liabilities	74,837	66,949

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 64,157,348 and 60,568,626 shares issued and outstanding at December 31, 2011 and 2010, respectively	324,211	288,387
Additional paid-in capital	93,144	72,731
Accumulated other comprehensive income	33	726
Accumulated deficit	(205,555)	(208,182)

Total shareholders’ equity	211,833	153,662

Total liabilities and shareholders’ equity	$286,670	$220,611

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Total product sales	$265,524	$206,876	$165,185
Other revenues	12,051	5,592	5,442

Total revenues	277,575	212,468	170,627

Costs and operating expenses:
Cost of product sales	122,840	105,135	95,542
Collaboration profit sharing	4,863	6,806	8,200
Research and development	59,362	42,503	39,313
Sales and marketing	50,691	38,840	29,156
General and administrative	36,004	24,528	21,278
Gain from legal settlement	—	—	(243)
Restructuring charge	—	—	747

Total costs and operating expenses	273,760	217,812	193,993

Income (loss) from operations	3,815	(5,344)	(23,366)
Other income (expense):
Interest and other income, net	23	168	406
Interest expense	(511)	(340)	(332)
Foreign currency exchange gain (loss) and other	(655)	(820)	350

Other income (expense), net	(1,143)	(992)	424

Income (loss) before benefit from (provision for) income taxes	2,672	(6,336)	(22,942)
Benefit from (provision for) income taxes	(45)	419	440

Net income (loss)	$2,627	$(5,917)	$(22,502)

Basic net income (loss) per share	$0.04	$(0.10)	$(0.39)

Diluted net income (loss) per share	$0.04	$(0.10)	$(0.39)

Shares used in computing basic net income (loss) per share	62,735	59,712	58,206

Shares used in computing diluted net income (loss) per share	66,750	59,712	58,206

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Share- holders’ Equity
Balance at December 31, 2008	57,664	$266,991	$41,619	$(23)	$(179,763)	$128,824
Components of comprehensive loss:
Net loss	—	—	—	—	(22,502)	(22,502)
Foreign currency translation adjustment	—	—	—	394	—	394

Total comprehensive loss						(22,108)

Issuance of shares of common stock under employee and director option plans	562	3,436	—	—	—	3,436
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	14,789	—	—	14,789
Issuance of shares of common stock under employee stock purchase plan	419	2,625	—	—	—	2,625

Balance at December 31, 2009	58,645	273,052	56,408	371	(202,265)	127,566
Components of comprehensive loss:
Net loss	—	—	—	—	(5,917)	(5,917)
Foreign currency translation adjustment	—	—	—	355	—	355

Total comprehensive loss						(5,562)

Issuance of shares of common stock under employee and director option plans	1,450	12,280	—	—	—	12,280
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	16,323	—	—	16,323
Issuance of shares of common stock under employee stock purchase plan	474	3,055	—	—	—	3,055

Balance at December 31, 2010	60,569	288,387	72,731	726	(208,182)	153,662
Components of comprehensive income:
Net income	—	—	—	—	2,627	2,627
Foreign currency translation adjustment	—	—	—	(693)	—	(693)

Total comprehensive income						1,934

Issuance of shares of common stock under employee and director option plans	3,213	32,128	—	—	—	32,128
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	20,413	—	—	20,413
Issuance of shares of common stock under employee stock purchase plan	375	3,696	—	—	—	3,696

Balance at December 31, 2011	64,157	$324,211	$93,144	$33	$(205,555)	$211,833

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,627	$(5,917)	$(22,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,298	9,326	8,808
Amortization of intangible assets	6,523	6,966	6,823
Amortization of terminated patent license	5,372	—	—
Amortization of prepaid compensation	—	—	147
Stock-based compensation related to employees and consulting services rendered	19,768	16,615	15,215
Write-offs of intangible assets acquired in acquisitions	—	271	—
Unrealized gain on auction rate securities	—	(1,714)	(6,734)
Unrealized loss on put option	—	1,844	6,143
Deferred rent	18	85	(26)
Changes in operating assets and liabilities:
Accounts receivable	(7,830)	(4,394)	(4,062)
Inventory	(23,982)	124	(4,937)
Prepaid expenses and other current assets	(237)	(1,426)	2,059
Other non-current assets	(122)	(113)	425
Accounts payable and other current liabilities	11,347	(5,112)	10,753
Accrued compensation	5,334	3,726	949
Deferred revenue	(2,084)	7,062	615

Net cash provided by operating activities	27,032	27,343	13,676

Cash flows from investing activities:
Capital expenditures	(18,942)	(13,047)	(8,575)
Acquisition of leasehold improvements	—	125	—
Payments for technology licenses	(1,655)	(1,000)	(1,500)
Cost of acquisitions, net of cash acquired	(296)	(1,300)	(148)
Proceeds from the sale of fixed assets	20	138	20
Proceeds from maturities of marketable securities	—	24,800	200
Transfer from restricted cash	—	—	1,500

Net cash provided by (used in) investing activities	(20,873)	9,716	(8,503)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options and awards	35,857	15,334	6,061
Proceeds from bank borrowing	—	—	20
Proceeds from notes payable	—	6,448	849
Principal payments of bank borrowing	—	(14,618)	(40)
Principal payments of notes payable	(6,669)	(618)	(9)

Net cash provided by financing activities	29,188	6,546	6,881

Effect of exchange rate change on cash	123	147	254

Net increase in cash and cash equivalents	35,470	43,752	12,308
Cash and cash equivalents at beginning of year	79,538	35,786	23,478

Cash and cash equivalents at end of year	$115,008	$79,538	$35,786

Supplemental Cash Flow Information:
Cash paid for interest	$207	$225	$273

The accompany notes are an integral part of these consolidated financial statements.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company” or “we”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

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

Within the consolidated statements of cash flows from investing activities and within Note 4, “Segment and Significant Concentrations”, certain amounts were reclassified to conform to the current period presentation.

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

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments, consisting entirely of foreign exchange contracts, are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s derivative instruments consist of large financial institutions of high credit standing.

The Company’s main financial institution for banking operations holds 80% of the Company’s cash and cash equivalents as of December 31, 2011.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2011 or December 31, 2010.

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the year ended December 31, 2011. There was one direct customer that accounted for 11% and 15% of total product sales for the years ended December 31, 2010 and 2009, respectively. No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

Auction Rate Securities

At December 31, 2011 and 2010, we did not hold any auction rate securities.

Prior to July 1, 2010, we had a portfolio of auction rate securities that failed to settle at auction since March 2008.

On November 10, 2008, the Company accepted a comprehensive settlement arrangement offered by UBS, the fund manager with which the Company held our auction rate securities. Under the settlement, the Company had the put option to sell the auction rate securities held in its accounts with UBS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. Since the settlement agreement was a legally enforceable firm commitment, the put option was recognized as a financial asset at fair value in the Company’s financial statements and accounted for separately from the associated securities. The fair value of the put option was based on the difference in value between the par value and the fair value of the associated auction rate securities. The Company measured the put option at its fair value, and subsequent changes in fair value also were recognized in respective period financial results. Prior to settlement, the Company classified the auction rate securities as trading investments and measured them at fair value, with changes in fair value recognized in earnings.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of approximately $1.5 million and $0.9 million was included in inventory as of December 31, 2011 and 2010, respectively.

The components of inventories were as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$22,731	$14,101
Work in process	28,811	12,601
Finished goods	10,697	10,896

	$62,239	$37,598

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$21	$21
Building	3,154	3,331
Scientific equipment	22,338	22,845
Manufacturing equipment	25,094	19,972
Office furniture, computers and equipment	14,636	11,764
Leasehold improvements	20,948	14,862

	86,191	72,795
Less accumulated depreciation and amortization	(50,358)	(45,357)

	$35,833	$27,438

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

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. In 2011, the Company terminated a license agreement with Roche which resulted in accelerating the amortization of the remaining up-front license fee of $5.4 million to cost of product sales. In 2010, the Company recorded an impairment charge of $0.3 million related to a license termination. No impairment charge was recorded in 2009.

The Company annually reviews its goodwill for impairment. If the fair value of the Company exceeds its net book value including goodwill, then goodwill is not considered impaired. The Company considers market capitalization to approximate its fair value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. At December 31, 2011, the Company compared its market capitalization to its net book value and determined that goodwill was not impaired. The change in the goodwill balance at December 31, 2011 from December 31, 2010 is solely due to the effect of foreign currency translation.

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

	2011	2010	2009
Balance at beginning of year	$969	$652	$655
Costs incurred and charged against reserve	(571)	(594)	(573)
Accrual related to current year product sales	1,583	911	570

Balance at end of year	$1,981	$969	$652

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

In the first quarter of 2011, the Company adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an immaterial impact on the amount and timing of reported revenue.

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: 1) vendor specific objective evidence (VSOE), if available; 2) third party evidence of selling price if VSOE is not available; or 3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is our best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of the fair value of stock–based compensation.

•

Expected term is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•	Expected volatility is based on the blend of historical volatility of the past period equal to our expected term and the current implied volatility.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Expected dividend is based on the Company’s expectation of issuing a dividend over the expected term. Historically, the Company has not issued dividends.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 1,011,000, 5,651,000 and 7,162,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Years ended December 31,
	2011	2010	2009
Basic:
Net income (loss)	$2,627	$(5,917)	$(22,502)

Basic weighted shares outstanding	62,735	59,712	58,206

Net income (loss) per share	$0.04	$(0.10)	$(0.39)

Diluted:
Net income (loss)	$2,627	$(5,917)	$(22,502)

Basic weighted shares outstanding	62,735	59,712	58,206
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	4,015	—	—

Diluted weighted shares outstanding	66,750	59,712	58,206

Net income (loss) per share	$0.04	$(0.10)	$(0.39)

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

2. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

Balance as of December 31, 2011:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$104,136	$—	$—	$104,136
Cash equivalent - money market funds	10,872	—	—	10,872

Total	$115,008	$—	$—	$115,008

Liabilities:
Foreign currency derivatives	$—	$188	$—	$188

Total	$—	$188	$—	$188

Balance as of December 31, 2010:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$63,667	$—	$—	$63,667
Cash equivalent - money market funds	15,871	—	—	15,871
Foreign currency derivatives	—	4	—	4

Total	$79,538	$4	$—	$79,542

Liabilities:
Foreign currency derivatives	$—	$92	$—	$92

Total	$—	$92	$—	$92

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

Level 3 assets are valued through unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and have historically consisted of auction rate securities whose underlying assets are student loans, most of which are guaranteed by the federal government. As of December 31, 2011 and December 31, 2010, the Company had no auction rate securities or other assets which were classified as Level 3.

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, December 31, 2011
Licenses	$25,337	$(17,356)	$7,981
Technology acquired in acquisitions	8,664	(4,435)	4,229
Other intangible assets acquired in acquisitions	4,511	(2,926)	1,585

	$38,512	$(24,717)	$13,795

Balance, December 31, 2010
Licenses	$44,507	$(27,173)	$17,334
Technology acquired in acquisitions	8,621	(3,246)	5,375
Other intangible assets acquired in acquisitions	4,283	(2,304)	1,979

	$57,411	$(32,723)	$24,688

The Company terminated the Roche license in the fourth quarter of 2011. As such, the Company recorded a charge of $5.4 million to cost of product sales to reflect the acceleration of the remaining up-front license fee. As the Company terminated the license, the historic cost and accumulated amortization was eliminated from the above table. The net book value of this license was $7.0 million at December 31, 2010.

The Company capitalizes patent licenses and amortizes them over their estimated useful lives on a straight-line basis. Amortization expense of intangible assets was $6.5 million, $7.0 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2011 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2012	$3,644
2013	2,919
2014	2,574
2015	1,645
2016	1,023
Thereafter	1,990

Total expected future annual amortization	$13,795

4. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
System sales	$61,948	$46,416	$42,993
Reagent and disposable sales	203,576	160,460	122,192

Total product sales	265,524	206,876	165,185
Other revenue	12,051	5,592	5,442

Total revenues	$277,575	$212,468	$170,627

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,
	2011	2010	2009
Product sales by market:
Clinical Systems	$58,634	$42,538	$34,345
Clinical Reagents	177,435	131,253	89,701

Total Clinical	236,069	173,791	124,046
Non-Clinical	29,455	33,085	41,139

Total product sales	$265,524	$206,876	$165,185

The Company has distribution agreements to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Latin America, South America and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Years Ended December 31,
	2011	2010	2009
Product Sales Geographic information:
North America
Clinical	$167,966	$137,344	$95,812
Non-Clinical	24,987	27,310	32,977

Total North America	192,953	164,654	128,789
International
Clinical	$68,103	$36,447	$28,234
Non-Clinical	4,468	5,775	8,162

Total International	72,571	42,222	36,396

Total product sales	$265,524	$206,876	$165,185

No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to LIFE under its collaboration agreement to develop reagents for use in the BDS developed for the USPS. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $4.9 million, $6.8 million and $8.2 million for the years ended December 31, 2011, 2010, 2009 respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

6. Collaborative Agreements and Contracts

Novartis

In October 2010, the Company entered into a collaboration with Novartis for the commercialization of a test for monitoring the BCR-ABL gene transcript in peripheral blood specimens from patients diagnosed with Ph+ CML. To fund development and clinical trial costs, Cepheid received an upfront fee of $5.0 million in October 2010 from Novartis and $3.0 million in milestone payments throughout 2011. If the FDA grants the Company clearance to commercially release the product in the U.S., under the collaboration, Novartis will have exclusive global distribution rights to the Xpert BCR-ABL test under a Cepheid/Novartis label.

Foundation for Innovative New Diagnostics

In May 2006, the Company entered into an agreement with the FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, the Company was responsible for the development of a 6-color GeneXpert instrument to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed the Company at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of our Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND will fund $5.1 million in development costs throughout the two-year contract. In the first quarter of 2011, the Company and FIND entered into a $1.0 million agreement with FIND to fund the development of a remote calibration kit for its GeneXpert system family.

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

In August 2007, the Company entered into a five-year master purchase agreement with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. In the fourth quarter of 2011, we entered into another five-year master purchase agreement with Northrop Grumman for the purchase of up to $112 million of anthrax test cartridges and associated materials used in BDS. The agreement and subsequent purchase orders, cover the period through September 30, 2016.

7. Commitments, Contingencies and Legal Matters

The following table summarizes the Company’s lease, purchase and minimum royalty commitments at December 31, 2011 (in thousands):

Years Ending December 31,	Lease Commitments	Purchase Commitments	Minimum Royalty Commitments	Total
2012	$5,811	$19,640	$581	$26,032
2013	6,259	3,193	605	10,057
2014	7,033	2,530	593	10,156
2015	7,738	1,716	609	10,063
2016	7,769	1,716	625	10,110
Thereafter	26,387	1,716	855	28,958

Total minimum payments	$60,997	$30,511	$3,868	$95,376

Lease Commitments

The Company leases office space under arrangements expiring through 2020. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. Net rent expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 was $6.3 million, $4.1 million and $3.7 million, respectively.

Purchase Commitments

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of our systems and reagents.

Minimum Royalty Commitments

The Company has certain minimum royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Contingencies

The Company responds to claims arising in the ordinary course of business. In certain cases, the Company has accrued estimates of the amounts it expects to pay upon resolution of such matters, and such amounts are included in other accrued liabilities. Should the Company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified.

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

To the extent permitted under California law, the Company has agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements; however, the Company has director and officer insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its answer and counterclaims denying Abaxis’ allegations of infringement and asking the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaims. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, the Company answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On June 17, 2011, upon direction by the court, the Company filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim of inequitable conduct and filed an answer to the Company’s other counterclaims. On July 15, 2011, the Company filed its opposition to the motion and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. On August 24, 2011, the Company filed a motion for a partial summary judgment that asserted U.S. Patent No. 5,624,597 does not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted the Company’s motion. Discovery and other pre-trial activities are in progress. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

On February 9, 2012, Roche publicly disclosed that it was in arbitration with the Company regarding a PCR license agreement that is terminated in October 2011. The Company previously disclosed the termination of the agreement in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel is being convened to address the issues. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

The Company may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, management does not believe that the Company is party to any currently pending legal proceedings, the outcome of which will have a material adverse effect on the Company’s operations or financial position.

The Company responds to claims arising in the ordinary course of business. Should the Company not be able to secure the terms management expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During the third quarter of 2009, the Company entered into a settlement with a vendor regarding certain issues under multiple agreements. Pursuant to the settlement, the vendor paid the Company $0.2 million, which the Company recorded as a gain.

8. Shareholders’ Equity

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

Under the 2006 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share awards (“PSAs”). ISOs may be granted only to employees and directors of the Board, and all other awards may be granted to Company employees and directors and to consultants, independent contractors and advisors of the Company for services rendered. Any award, other than a stock option or a SAR, shall reduce the number of shares available for issuance by 1.75 shares for each share subject to such award (for a stock option or a SAR this ratio shall remain 1:1). The 2006 Plan is administered by the Compensation Committee of the Board (“Committee”). RSAs, SBAs, RSUs and PSAs (collectively, “Full Value Equity Awards”) with vesting or settlement restrictions, as applicable, based upon completion of performance goals, shall have a minimum one-year vesting or settlement restriction period (the “One-Year Restriction Period”) and all other vesting or settlement restrictions, as applicable, for Full Value Equity Awards shall have a minimum three-year vesting or settlement restriction period (the “Three-Year Restriction Period” and together with the One-Year Restriction Period, the “Minimum Restriction Periods”). The Company may grant Full Value Equity Awards without taking into account the Minimum Restriction Periods, provided, that, the Company does not grant more than 10% of the aggregate shares of common stock reserved and available for grant and issuance under the 2006 Plan without the Minimum Restriction Periods. The following provides a general description of each type of award under the 2006 Plan. As of December 31, 2011, the Company had 308,000 shares of our common stock reserved for future issuance under the 2006 Plan.

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

The Company has no outstanding SBAs, SARs, or PSAs as of December 31, 2011 and 2010.

A summary of option activity under all plans is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	9,006	$11.72
Granted	1,694	$9.45
Exercised	(505)	$6.80
Forfeited	(443)	$13.05

Outstanding, December 31, 2009	9,752	$11.52
Granted	1,448	$19.79
Exercised	(1,388)	$8.83
Forfeited	(298)	$16.09

Outstanding, December 31, 2010	9,514	$13.03
Granted	1,501	$32.12
Exercised	(3,083)	$10.73
Forfeited	(233)	$18.63

Outstanding, December 31, 2011	7,699	$17.54	4.07	$130,712

Exercisable, December 31, 2011	4,882	$13.45	3.16	$102,315
Vested and expected to vest, December 31, 2011	7,178	$17.14	3.97	$124,691

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $34.41 on the last trading day of 2011 and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. The total intrinsic value of options actually exercised was $69.8 million, $14.4 million, and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

A summary of all award activity, which consists of RSAs and RSUs, is as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2008	66	$16.07
Granted	65	$12.51
Vested	(58)	$13.19
Cancelled	(8)	$19.85

Outstanding, December 31, 2009	65	$14.60
Granted	415	$20.05
Vested	(67)	$15.08
Cancelled	(10)	$8.43

Outstanding, December 31, 2010	403	$17.92
Granted	374	$32.30
Vested	(143)	$19.89
Cancelled	(38)	$27.42

Outstanding, December 31, 2011	596	$25.87

In accordance with the 2006 Plan, RSAs and RSUs granted in 2011, 2010 and 2009, reduced the number of shares available for future grant by a factor of 1.75 for each share subject to such award.

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

Reserved Shares

As of December 31, 2011, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2006 Plan:
Options, RSUs and awards outstanding for all plans	8,295
Reserved for future grants	308
ESPP	907

9,510

Stock-Based Compensation

Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the ESPP for the years ended December 31, 2011, 2010 and 2009 was estimated using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
OPTION SHARES:
Expected Term (in years)	4.58	4.61	4.52
Volatility	0.54	0.55	0.74
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	1.64%	2.13%	1.86%
Estimated Forfeitures	7.74%	7.74%	8.04%
Weighted Average Fair Value	$14.76	$9.38	$5.53

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25
Volatility	0.51	0.65	0.85
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.34%	0.46%	0.65%
Weighted Average Fair Value	$9.84	$6.90	$4.31

Stock-Based Compensation Cost—The following table is a summary of the major categories of stock compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Years Ended December 31,
	2011	2010	2009
Cost of product sales	$1,679	$2,523	$2,411
Research and development	6,551	5,274	5,499
Sales and marketing	4,311	3,613	2,823
General and administrative	7,227	5,205	4,482

Total stock-based compensation cost	$19,768	$16,615	$15,215

The above stock-based compensation cost includes $2.6 million, $1.8 million, and $1.0 million related to ESPP for 2011, 2010, and 2009, respectively.

As of December 31, 2011, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was $25.4 million, which is net of estimated forfeitures of $5.9 million. This cost will be amortized on a straight line basis over a weighted average period of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

As of December 31, 2011, the total compensation cost related to RSUs under the 2006 Plan not yet recognized was $12.3 million, which is net of estimated forfeitures of $2.9 million. This cost will be amortized on a straight line basis over a weighted average period of 3.2 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2011, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was $0.9 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the ESPP.

9. Employee Benefit Plan

The Company adopted a 401(k) plan that allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2011, 2010 and 2009 were $0.7 million, $0.6 million, and $0.5 million, respectively.

10. Income Taxes

The income tax expense of $0.1 million in 2011 is comprised of $0.3 million of foreign tax expense and state income tax expense of $0.2 million partially offset by $0.4 million of income tax benefit primarily related to a tax credit for research and development in France, as well as to the amortization of acquired intangibles in Sweden and UK. The income tax benefit of $0.4 million in 2010 was primarily comprised of $0.5 million of income tax benefit primarily related to a tax credit for research and development in France, as well as to the amortization of acquired intangibles in Sweden and UK, partially offset by state income tax expense of $0.1 million. The income tax benefit of $0.4 million in 2009 represented U.S. federal income tax benefit of $0.2 million related to a refundable R&D credit and $0.3 million of income tax benefit mainly related to the amortization of acquired intangibles in Sweden partially offset by state income tax expense of $0.1 million.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$32,653	$38,300
Capitalized research and development costs	109	190
Research and other credit carryforwards	11,660	9,709
Stock option compensation	12,218	13,952
Other	12,690	14,945

Total deferred tax assets	69,330	77,096
Valuation allowance for deferred tax assets	(69,251)	(76,982)
Total deferred tax liability	(1,153)	(1,656)

Net deferred tax liability	$(1,074)	$(1,542)

Realizability of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance with the exception of those in the UK and Sweden relating to the amortization of acquired assets and licensed intellectual property from their respective acquisitions in prior years. The valuation allowance decreased by $7.7 million, $4.6 million and $9.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $203.2 million and $69.7 million, respectively, which, if not utilized, will expire in the years 2012 through 2031. The Company also had foreign net operating loss carryforwards of $11.0 million which have no expiration. As of December 31, 2011, the Company had federal research and development tax credits of $9.1 million, which expire in years 2012 through 2031, and state research and development tax credits of $11.1 million, which carry forward indefinitely. The Company also had foreign tax credits of $0.1 million which expire in 2019.

Utilization of the Company’s net operating losses and research credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss and research credits before utilization.

The Company had no undistributed earnings from its foreign subsidiaries for which tax has not been provided as of December 31, 2011.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. For federal income tax purposes, the Company has open tax years from 1996 through 2011 due to net operating loss carryforwards relating to these years.

Currently, the Company is under examination by the Internal Revenue Service for its U.S. federal income tax return for the year 2009. The IRS has not proposed any adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit.

Substantially all other material state, local and foreign income tax matters have been concluded for years through December 31, 2001. For California state income tax purposes, the open years are from 2000 through 2011 due to either research credit carryovers or net operating loss carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2011	2010	2009
Balance at beginning of year	$5,186	$4,741	$4,330
Increase related to current year tax positions	—	518	486
Increase (decrease) for tax positions of prior years	1,793	(73)	(75)

Balance at end of year	$6,979	$5,186	$4,741

At December 31, 2011 and 2010, the total gross unrecognized tax benefits were $7.0 million and $5.2 million, respectively. Of the total unrecognized tax benefits, at both December 31, 2011 and December 31, 2010, $5.2 million, if recognized, would affect the Company’s effective tax rate, before consideration of certain valuation allowances. The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2012.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In 2011, 2010 and 2009, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of December 31, 2011 and 2010, the Company had accrued no significant interest or penalties.

11. Derivative Instruments and Hedging Activities

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

Historically, the Company has entered into six or fewer derivatives per quarter ranging from $0.1 million to $14.2 million in notional value. Total notional value was $14.2 million and $11.0 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had one outstanding foreign exchange forward contract and recorded a derivative liability of $0.2 million As of December 31, 2010, the Company had two outstanding foreign exchange forward contracts, which were recorded as a derivative asset within prepaid expenses and other current assets with a fair value of $4,000 and a derivative liability within accrued and other liabilities with a fair value of $92,000.

For the years ended December 31, 2011, 2010 and 2009, the effect of the Company’s hedging transactions, consisting entirely of foreign currency forward contracts, on the Company’s condensed consolidated statement of operations was a pre-tax gain of $0.3 million, $0.8 million and a pre-tax loss of $0.7 million, respectively.

12. Notes Payable

On June 7, 2010, the Company entered into a Loan Agreement with Silicon Valley Bank, which provided for (i) a total revolving credit line of up to $15.0 million with a maturity date of June 7, 2012 and bearing interest no less than 4.0% with a commitment fee of 0.75% per annum on the unused portion, and (ii) a total term line of $6.0 million, $2.0 million of which was funded on the effective date of the Loan Agreement, $2.0 million of which was funded in the third quarter of 2010 and $2.0 million of which was funded in the fourth quarter of 2010, with a maturity date for each term loan of 48 months following funding and bearing interest no less than 5.5%. The company repaid the balance of the term line in the third quarter of 2011 and terminated the revolving credit line in the fourth quarter of 2011. The Company had an outstanding balance under the term line of $5.5 million at December 31, 2010.

Additionally, in the fourth quarter of 2011, the Company repaid the balance of the note payable which was collateralized by its real property in France. As of December 31, 2011, the Company had no outstanding balance related to this note payable. As of December 31, 2010, the Company had an outstanding balance of $1.2 million related to this note payable.

13. Subsequent Event

As part of the Company’s plan to expand its direct sales force, the Company acquired certain assets of a distributor in Germany and a distributor in South Africa in the first quarter of 2012 for a combined purchase price of approximately $18 million.

CEPHEID

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2011
Revenues:
Product sales	$57,637	$63,592	$67,348	$76,947
Other revenues	2,582	3,437	2,865	3,167

Total revenues	60,219	67,029	70,213	80,114

Costs and operating expenses:
Cost of product sales	25,310	29,254	29,644	38,632
Collaboration profit sharing	1,092	1,093	1,096	1,582
Research and development	13,574	13,915	15,223	16,650
Sales and marketing	11,447	11,879	12,875	14,490
General and administrative	7,630	8,905	9,316	10,153

Total cost and operating expenses	59,053	65,046	68,154	81,507

Income (loss) from operations	1,166	1,983	2,059	(1,393)
Other income (expense), net	(199)	(400)	(38)	(506)

Income (loss) before income tax expense	967	1,583	2,021	(1,899)
Benefit (provision) for income taxes	(440)	244	(99)	250

Net income (loss)	$527	$1,827	$1,922	$(1,649)

Basic net income (loss) per share	$0.01	$0.03	$0.03	$(0.03)

Diluted net income (loss) per share	$0.01	$0.03	$0.03	$(0.03)

Weighted average shares used in computing basic net income (loss) per share	61,161	62,120	63,507	64,113

Weighted average shares used in computing diluted net income (loss) per share	65,028	66,390	67,417	64,113

Gross profit on product sales:
Product sales	$57,637	$63,592	$67,348	$76,947
Cost of product sales	(25,310)	(29,254)	(29,644)	(38,632)

	$32,327	$34,338	$37,704	$38,315

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

Costs and operating expenses:
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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2011.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be held on April 24, 2012. Information related to our executive officers also appears under the caption “Executive Officers of the Registrant” in Item 1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be held on April 24, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be held on April 24, 2012. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be held on April 24, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be held on April 24, 2012.

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

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

All other schedules are omitted as the required information is inapplicable or the information is presented in “Item 8: Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report on Form 10-K.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2009	20	(12)	(1)	7
Year ended December 31, 2010	7	80	(26)	61
Year ended December 31, 2011	61	81	(81)	61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPHEID

By:	/s/ ANDREW D. MILLER
Andrew D. Miller
Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ JOHN L. BISHOP	Chief Executive Officer and	February 15, 2012
John L. Bishop	Director (Principal Executive Officer)

/s/ ANDREW D. MILLER	Executive Vice President and Chief Financial	February 15, 2012
Andrew D. Miller	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS L. GUTSHALL	Director and Chairman of the Board	February 15, 2012
Thomas L. Gutshall

/s/ THOMAS D. BROWN	Director	February 15, 2012
Thomas D. Brown

/s/ CRISTINA H. KEPNER	Director	February 15, 2012
Cristina H. Kepner

/s/ ROBERT EASTON	Director	February 15, 2012
Robert Easton

/s/ DEAN O. MORTON	Director	February 15, 2012
Dean O. Morton

/s/ David H. Persing, M.D., Ph.D.	Executive Vice President and Chief Medical	February 15, 2012
David H. Persing, M.D., Ph.D.	and Technology Officer and Director

/s/ Hollings C. Renton	Director	February 15, 2012
Hollings C. Renton

/s/ Glenn D. Steele, Jr., M.D., Ph.D.	Director	February 15, 2012
Glenn D. Steele, Jr., M.D., Ph.D.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000

3.2	Amended and Restated Bylaws	8-K		3.01	10/31/2011

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002

4.3	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002

10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003

10.2*	2000 Employee Stock Purchase Plan, as amended	8-K		10.01	10/31/2011

10.3*	2006 Equity Incentive Plan, as amended, and restated	8-K		99.01	11/1/2010

10.4*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000

10.5†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000

10.6†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000

10.7	Lease Agreement dated October 18, 2001, between Cepheid and Aetna Life Insurance Company	10-K		10.17	3/22/2002

10.8†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003

10.9†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004

10.10†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004

10.11*	Offer letter dated November 4, 2004 from Cepheid to Mr. Humberto Reyes from Cepheid	10-K		10.35	2/28/2005

10.12	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005

10.13*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005

10.14*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

10.16*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007

10.17	Settlement and Cross-License Agreement between Cepheid and Idaho Technology, Inc. dated January 2, 2007	10-Q		10.1	5/10/2007

10.19*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008

10.20*	Amended and Restated Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers	8-K		99.02	5/3/2010

10.21	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008

10.23	Credit Line Agreement dated December 5, 2008, by and between Cepheid and UBS	10-K		10.38	2/26/2009

10.24*	Offer Letter dated September 18, 2009 from Cepheid to Nicolaas Arnold	8-K		99.01	10/13/2009

10.25*	Non-Plan Stock Option Agreement for Nicolaas Arnold	8-K		99.02	10/13/2009

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
§	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.