Form 10-Q
period 2012-03-31
CEPHEID
filed 2012-04-30
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 19, 2012 there were 65,609,882 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2012

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,991	$115,008
Accounts receivable, net	35,644	35,375
Inventory	70,405	62,239
Prepaid expenses and other current assets	8,783	5,245

Total current assets	218,823	217,867
Property and equipment, net	40,941	35,833
Other non-current assets	1,498	730
Intangible assets, net	20,698	13,795
Goodwill	26,717	18,445

Total assets	$308,677	$286,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,073	$32,167
Accrued compensation	14,857	17,928
Accrued royalties	7,642	8,357
Accrued and other liabilities	2,735	3,086
Current portion of deferred revenue	9,177	8,176

Total current liabilities	71,484	69,714
Long-term portion of deferred revenue	1,253	2,003
Other liabilities	4,456	3,120

Total liabilities	77,193	74,837

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 65,595,610 and 64,157,348 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	343,620	324,211
Additional paid-in capital	98,687	93,144
Accumulated other comprehensive income	258	33
Accumulated deficit	(211,081)	(205,555)

Total shareholders’ equity	231,484	211,833

Total liabilities and shareholders’ equity	$308,677	$286,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales	75,293	57,637
Other revenue	1,999	2,582

Total revenues	77,292	60,219

Costs and operating expenses:
Cost of product sales	35,608	25,310
Collaboration profit sharing	1,684	1,092
Research and development	22,102	13,574
Sales and marketing	14,512	11,447
General and administrative	11,051	7,630

Total costs and operating expenses	84,957	59,053

Income (loss) from operations	(7,665)	1,166
Other income (expense):
Interest income	3	4
Interest expense	(14)	(116)
Foreign currency exchange gain (loss) and other	249	(87)

Other income (expense), net	238	(199)

Income (loss) before income taxes	(7,427)	967
Benefit from (provision for) income taxes	1,901	(440)

Net income (loss)	$(5,526)	$527

Basic net income (loss) per share	$(0.08)	$0.01

Diluted net income (loss) per share	$(0.08)	$0.01

Shares used in computing basic net income (loss) per share	65,027	61,161

Shares used in computing diluted net income (loss) per share	65,027	65,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(5,526)	$527
Other comprehensive income (loss):
Foreign currency translation adjustments	225	(48)

Comprehensive income (loss)	$(5,301)	$479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(5,526)	$527
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,475	2,469
Amortization of intangible assets	1,441	1,726
Stock-based compensation related to employees and consulting services rendered	5,542	4,400
Changes in operating assets and liabilities:
Accounts receivable	1,943	(840)
Inventory	(5,501)	(5,882)
Prepaid expenses and other current assets	(3,538)	(1,232)
Other non-current assets	(768)	(23)
Accounts payable and other current liabilities	(1,600)	(2,462)
Accrued compensation	(3,071)	(2,175)
Deferred revenue	251	677

Net cash used in operating activities	(8,352)	(2,815)
Cash flows from investing activities:
Capital expenditures	(4,587)	(3,543)
Payments for technology licenses	—	(1,000)
Cost of acquisitions, net	(16,992)	(296)
Proceeds from the sale of fixed assets	—	20

Net cash used in investing activities	(21,579)	(4,819)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	19,409	8,711
Principal payment of notes payable	—	(345)

Net cash provided by financing activities	19,409	8,366
Net effect of exchange rate change on cash	(495)	190

Net increase (decrease) in cash and cash equivalents	(11,017)	922
Cash and cash equivalents at beginning of period	115,008	79,538

Cash and cash equivalents at end of period	$103,991	$80,460

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

The Condensed Consolidated Balance Sheet at March 31, 2012, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2012 or for any future period. The condensed consolidated balance sheet as of December 31, 2011 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Within the Condensed Consolidated Statement of Cash Flows, certain amounts have been reclassified to conform to the current period presentation.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.5 million was included in inventory as of March 31, 2012 and December 31, 2011.

The following table summarizes the components of inventory (in thousands):

	March 31, 2012	December 31, 2011
Raw Materials	$26,603	$22,731
Work in Process	26,890	28,811
Finished Goods	16,912	10,697

	$70,405	$62,239

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

Other revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities. The Company is compensated either based on the costs incurred, the costs incurred plus a mark-up or based on our progress to completion. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company did not include these potentially dilutive issuances in computing diluted net loss per share for the three months ended March 31, 2012, as their effect was anti-dilutive. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 5,226,000 and 1,607,000 for the three months ended March 31, 2012 and 2011, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income (loss)	$(5,526)	$527

Basic weighted shares outstanding	65,027	61,161

Net income (loss) per share	$(0.08)	$0.01

Diluted:
Net income (loss)	$(5,526)	$527
Basic weighted shares outstanding	65,027	61,161
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	3,867

Diluted weighted shares outstanding	65,027	65,028

Net income (loss) per share	$(0.08)	$0.01

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. The update guidance results in a consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. GAAP and International Financial Reporting Standards (IFRS.) The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The adoption of this accounting guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

2. Intangible Assets and Goodwill

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in acquisitions, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of product sales and sales and marketing expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, March 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$25,312	$(18,122)	$7,190
Technology acquired in acquisitions	8,598	(4,683)	3,915
Customer Relationships	12,862	(3,269)	9,593

	$46,772	$(26,074)	$20,698

Balance, December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$25,337	$(17,356)	$7,981
Technology acquired in acquisitions	8,664	(4,435)	4,229
Customer Relationships	4,511	(2,926)	1,585

	$38,512	$(24,717)	$13,795

During the quarter ended March 31, 2012, the Company purchased a company and acquired assets of another company which were both accounted for as business combinations. These transactions had a total purchase price of $18.0 million, of which $17.0 million, net of cash received, was paid in cash with the remainder, being contingent payments, to be paid over time. These transactions were part of the ongoing expansion of the distribution network for the Company’s equipment and reagents. Direct acquisition costs of $0.2 million related to the business combinations were expensed as incurred. A summary of the fair value of the assets acquired and the liabilities assumed is as follows: acquired intangible assets of $8.3 million, property, plant and equipment, inventory and other assets, net of liabilities of $1.5 million and goodwill of $8.2 million.

Amortization expense of intangible assets was $1.4 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s condensed consolidated balance sheet as of March 31, 2012, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2012 (remaining nine months)	$3,495
2013	4,131
2014	3,746
2015	2,780
2016	2,179
Thereafter	4,367

Total expected future annual amortization	$20,698

As of March 31, 2012, goodwill increased $8.3 million from $18.4 million at December 31, 2011 to $26.7 million. The increase was primarily the result of the business combinations referenced above.

3. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
System sales	$13,231	$12,691
Reagent and disposable sales	62,062	44,946

Total product sales	75,293	57,637
Other revenue	1,999	2,582

Total revenues	$77,292	$60,219

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended March 31,
	2012	2011
Product sales by market:
Clinical Systems	$12,501	$11,594
Clinical Reagents	54,404	38,642

Total Clinical	66,905	50,236
Non-Clinical	8,388	7,401

Total product sales	$75,293	$57,637

The Company currently sells products through its direct sales force and through third-party distributors. The Company has distribution agreements with several companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Mexico and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Three Months Ended March 31,
	2012	2011
Product Sales Geographic information:
North America
Clinical	$45,499	$36,305
Non-Clinical	6,866	5,904

Total North America	52,365	42,209
International
Clinical	$21,406	$13,931
Non-Clinical	1,522	1,497

Total International	22,928	15,428

Total product sales	$75,293	$57,637

4. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product sales	$678	$499
Research and development	1,666	1,413
Sales and marketing	1,136	1,096
General and administrative	2,062	1,392

Total stock-based compensation expense	$5,542	$4,400

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2011	7,699	$17.54
Granted	183	$35.39
Exercised	(1,301)	$13.22
Forfeited	(24)	$24.57

Outstanding, March 31, 2012	6,557	$18.87	4.11	$150,567

Exercisable, March 31, 2012	3,853	$13.83	3.05	$107,871
Vested and expected to vest, March 31, 2012	6,063	$18.42	4.00	$141,953

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2011	596	$25.87
Granted	29	36.23
Vested/Released	(15)	20.83
Cancelled	(2)	28.42

Outstanding, March 31, 2012	608	$26.48

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended March 31,
	2012	2011
OPTION SHARES:
Expected Term (in years)	4.44	4.61
Volatility	0.53	0.55
Expected Dividends	—%	—%
Risk Free Interest Rates	0.70%	1.95%
Estimated Forfeitures	7.74%	7.74%
Weighted Average Fair Value	$15.24	$11.84

ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.55	0.52
Expected Dividends	—%	—%
Risk Free Interest Rates	0.16%	0.38%
Weighted Average Fair Value	$16.47	$9.02

5. Income Taxes

The income tax benefit of $1.9 million for the three months ended March 31, 2012 relates primarily to a tax benefit recorded upon release of a valuation allowance in the Company’s Swedish subsidiary due to an operational restructuring during the quarter whereby the Swedish subsidiary will earn a guaranteed profit through an intercompany services arrangement. The tax benefit for the three months ended March 31, 2012 also includes a tax benefit for research and development tax credits in France and the amortization of acquired intangibles, offset by the ordinary tax expense for the Company’s various foreign subsidiaries.

The income tax provision of $0.4 million for the three months ended March 31, 2011 related primarily to an ordinary tax expense of the Company’s French subsidiary, partially offset by a tax benefit for research and development tax credits in France and the amortization of acquired intangibles in Sweden.

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

6. Legal Matters

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

On February 9, 2012, Roche publicly disclosed that it was in arbitration with the Company regarding a PCR license agreement that is terminated in October 2011. The Company previously disclosed the termination of the agreement in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

The Company may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. The Company does not believe that it is party to any currently pending legal proceedings, for which the outcome will have a material adverse effect on the Company’s operations or financial position.

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

7. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents) and financial liabilities (foreign currency derivatives and contingent payment) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	$000,000	$000,000	$000,000	$000,000
Balance as of March 31, 2012:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$93,119	$—	$—	$93,119
Cash equivalent - money market funds	10,872	—	—	10,872

Total	$103,991	$—	$—	$103,991

Liabilities:
Foreign currency derivatives	$—	$138	$—	$138
Contingent payment	—	—	650	650

Total	$—	$138	$650	$788

Balance as of December 31, 2011:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$104,136	$—	$—	$104,136
Cash equivalent - money market funds	10,872	—	—	10,872
Foreign currency derivatives	—	—	—	—

Total	$115,008	$—	$—	$115,008

Liabilities:
Foreign currency derivatives	$—	$188	$—	$188

Total	$—	$188	$—	$188

The Company recorded derivative assets and liabilities, with a notional value of $14.6 million as of March 31, 2012, at fair value. The Company’s derivatives consist of foreign exchange forward contracts. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

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

Level 3 assets, consisting of a contingent payment to be made in connection with the acquisition of a company in the three months ended March 31, 2012, are valued by applying the income approach and is based on significant unobservable inputs that are supported by little or no market activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. . In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully sell products in the Clinical market, in addition to healthcare associated infections products; lengthy sales cycles in certain markets; the impact of competitive products and pricing; the performance and market acceptance of our new products; sufficient customer demand; our ability to develop and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products and other uncertainties related to regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; the product, geography and channel mix of our sales, each of which can affect our gross margins; our success in increasing our direct sales and the effectiveness of our sales personnel; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; litigation costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; variability in systems placements and reagent pull-through in our HBDC program; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the United States (“U.S.”) market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

Our two principal systems are the GeneXpert® and the SmartCycler®. The GeneXpert system, our primary offering in the Clinical market, integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals and doctors’ offices. The SmartCycler system integrates DNA amplification and detection to allow rapid analysis of a sample.

In September 2009, we launched the GeneXpert Infinity-48 system (“Infinity”) for high volume testing. The Infinity-48 uses robotic cartridge handling and a full touch screen driven menu, to run up to 1,300 independent molecular tests during any 24-hour period, depending upon test selection. The GeneXpert system, including the Infinity, represents a paradigm shift in molecular diagnostics in terms of ease-of-use and flexibility, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in most cases under an hour, and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

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

The paradigm shift represented by the GeneXpert system includes: 1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode; 2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technologists; and 3) the scalability of the instrument, currently from one to 80 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for smaller institutions or for testing at the point of patient care. Our GeneXpert system can provide rapid results with frequently superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, reducing the likelihood of potential human error and contamination issues. As a result, the system is particularly well suited to perform “nested” PCR, a detection method that provides an enhanced level of sensitivity, but that has historically been discouraged because of the high risk of cross-contamination during processing in an open lab environment. This method performs an additional amplification of the target sequence after the first PCR amplification.

We currently have available a broad and expanding menu of tests for use on our systems, spanning infectious disease, healthcare associated infections, women’s health, genetics and oncology. Our tests are marketed along with our systems on a worldwide basis.

Sales Channels

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., the United Kingdom, France, Germany, South Africa and the Benelux region are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. Clinical market sales to hospitals under 150 beds in the U.S. are handled through a distributor. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis. We often sell to end customers who are part of various Group Purchasing Organizations (“GPOs”). No single country outside of the U.S. represented more than 10% of our total revenues for any of the periods presented. No customer accounted for more than 10% of total product sales in the periods presented.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(In thousands)
Revenues:
System sales	$13,231	$12,691	$540	4%
Reagent and disposable sales	62,062	44,946	17,116	38%

Total product sales	75,293	57,637	17,656	31%
Other revenue	1,999	2,582	(583)	-23%

Total revenues	$77,292	$60,219	$17,073	28%

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Product sales by market:
Clinical Systems	$12,501	$11,594	$907	8%
Clinical Reagents	54,404	38,642	15,762	41%

Total Clinical	66,905	50,236	16,669	33%
Non-Clinical	8,388	7,401	987	13%

Total product sales	$75,293	$57,637	$17,656	31%

Clinical revenues increased $16.7 million, or 33%, for the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was led by a 41% growth in the Clinical Reagent business resulting from both new customers and existing customers expanding menu utilization with adoption of new tests from our Xpert test portfolio. Clinical Systems sales increased primarily due to increased placements of systems into High Burden Developing Countries (“HBDC”).

In the Non-Clinical market, product sales increased $1.0 million, or 13%, in the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was primarily due to increased shipments of anthrax test cartridges under the USPS BDS program.

The following table summarizes product sales by geographic regions (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$45,499	$36,305	$9,194	25%
Non-Clinical	6,866	5,904	962	16%

Total North America	52,365	42,209	10,156	24%
International
Clinical	$21,406	$13,931	$7,475	54%
Non-Clinical	1,522	1,497	25	2%

Total International	22,928	15,428	7,500	49%

Total product sales	$75,293	$57,637	$17,656	31%

North American product sales increased $10.2 million, or 24%, for the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was primarily driven by growth in Clinical Reagent sales of our Healthcare Associated Infection (“HAI”) products. North American Non-Clinical product sales increased primarily due to the increase in shipments of anthrax test cartridges under the USPS BDS program.

International product sales, which primarily represent sales in Europe, increased $7.5 million, or 49%, for the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was primarily driven by reagent and system sales associated with our HBDC program and Commercial Clinical Reagent sales, notably by HAI provided.

Costs and Operating Expenses

The following table summarizes costs and operating expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$35,608	$25,310	$10,298	41%
Collaboration profit sharing	1,684	1,092	592	54%
Research and development	22,102	13,574	8,528	63%
Sales and marketing	14,512	11,447	3,065	27%
General and administrative	11,051	7,630	3,421	45%

Total costs and operating expenses	$84,957	$59,053	$25,904	44%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles.

Cost of product sales increased $10.3 million, or 41%, for the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was primarily attributed to increased shipments of our system and reagent products.

Our product gross margin percentage was 53% and 56% for the three months ended March 31, 2012 and 2011, respectively. The decrease in gross margins was due to: 1) higher freight costs, primarily internationally, as we migrated from distributor to direct sales operations in Germany and South Africa; 2) higher costs associated with ramping up our manufacturing capacity; partially offset by the phase out of certain royalty payments associated with our Clinical business. We expect the product gross margin percentage to increase for the reminder of the year, and it may fluctuate modestly from quarter to quarter depending on product and geography mix, as well as the revenue contribution from our HBDC program, which has lower margins.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense increased $0.6 million, or 54%, for the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was primarily due to increased shipments of anthrax test cartridges under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $8.5 million, or 63%, for the three months ended March 31, 2012 as compared to the same period in the prior year. This increase was primarily due to increases in beta and clinical trial costs primarily associated with our CT/NG assay and salaries and employee-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $3.1 million, or 27%, for the three months ended March 31, 2012 as compared to the same period in the prior year. The increase is primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and as a result of the two acquisitions we completed during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $3.4 million, or 45%, for the three months ended March 31, 2012 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses and legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2012	2011	Increase/ (Decrease)
	(In thousands)
Net cash used in operating activities	$(8,352)	$(2,815)	$(5,537)
Net cash used in investing activities	(21,579)	(4,819)	(16,760)
Net cash provided by financing activities	19,409	8,366	11,043

The net cash used in operating activities was $8.4 million in the first three months in 2012. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2012 were decreases in accounts payable and other liabilities and accrued compensation and increases in inventory, prepaid and other current assets and other non-current assets partially offset by a decrease in accounts receivable and an increase in deferred revenue.

The net cash used in operating activities was $2.8 million in the first three months in 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2011 were decreases in accounts payable and other liabilities and accrued compensation and increases in inventory, accounts receivable and increases in prepaid expenses and other current assets partially offset by an increase in deferred revenue.

The net cash used in investing activities was $21.6 million in the first three months in 2012. It was primarily comprised of the cost of acquisitions, net of cash received, and net capital expenditures.

The net cash used in investing activities was $4.8 million in the first three months in 2011. It was primarily comprised of net capital expenditures, the cost of acquisitions and payments for technology licenses.

The net cash provided by financing activities was $19.4 million in the first three months in 2012. It was comprised of net proceeds from the issuance of common shares and exercise of stock options

The net cash used in financing activities was $8.4 million in the first three months in 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by payments made related to a bank note payable.

Off-Balance-Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity, to support our activities in sales and marketing and research and development and to support our working capital needs. We anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which, in many instances, depend on a number of factors outside our control including general global economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2012 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, South Africa, the Benelux region, Japan, China and the United Kingdom and we pay payroll and other expenses in local currencies. In the first three months of 2012 and 2011, international product sales were 30% and 27%, respectively, of our product sales. Our international sales are predominantly in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by approximately $1.5 million at March 31, 2012 and unrealized gain by approximately $1.4 million at December 31, 2011. We do not hold or purchase any currency contracts for trading purposes.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Regulations under the Exchange Act require public companies to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 9, 2012, Roche publicly disclosed that it was in arbitration with us regarding a PCR license agreement that we terminated in October 2011. We previously disclosed the termination of the agreement in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

We have a history of operating losses and may not achieve profitability for 2012.

Prior to our 2011 fiscal year, we had incurred operating losses in each annual fiscal year since our inception. For the three months ended March 31, 2012 we incurred a loss of $5.5 million. We experienced net losses of approximately $22.5 million in 2009, $5.9 million in 2010 and we achieved profitability for the first time for our 2011 fiscal year. As of March 31, 2012, we had an accumulated deficit of approximately $211.1 million. Our ability to be profitable for 2012 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors and the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales programs and the extent of global funding for such programs, our ability to penetrate new geographic markets and global economic and political conditions. Our ability to be profitable for 2012 and beyond also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, third-party freight costs, increases in manufacturing costs associated with our operations, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. For example, for the three months ended March 31, 2012, we incurred higher than expected losses due to increased freight costs, especially internationally, the scale-up of manufacturing operations and increased research and development expenses driven primarily by our CT/NG clinical trials. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may not achieve profitability again in 2012. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. For example, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems can be lengthy, particularly during uncertain economic conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process and such variances may be intensified by increasing budgetary pressures. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, or CDRH, issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. We continue to monitor the CDRH’s implementation of its plan of action and analyze how its decisions will impact the approval of our products. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted.

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

Our manufacturing facilities located in Sunnyvale, California, Bothell, Washington, and Solna, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS reported more than $8 billion and $5 billion in losses for the 2010 and 2011 fiscal years, respectively, and a loss of $3.3 billion in the first three months of 2012. The USPS has commenced implementing cost savings measures. The USPS has also noted that mail volume continues to drop and announced plans to cut USPS spending by $3 billion. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

Our operations and performance depend on global economic conditions, which have been adversely impacted by the global macroeconomic downturn, continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

We intend to expand our international sales and marketing activities, including through our direct sales operations, and through relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering geographic markets that are less receptive to sales from foreign entities.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended March 31, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $44.91 to $32.39 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 30th day of April 2012.

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