Form 10-Q
period 2012-06-30
CEPHEID
filed 2012-07-31
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 23, 2012 there were 66,021,502 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2012

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, SmartCycler®, SmartCycler II, SmartCap®, I-CORE®, SmartMix®, Smart EBV, Smart VZV, and OmniMix® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,267	$115,008
Accounts receivable, net	36,826	35,375
Inventory	70,997	62,239
Prepaid expenses and other current assets	12,721	5,245

Total current assets	217,811	217,867
Property and equipment, net	45,795	35,833
Other non-current assets	834	730
Intangible assets, net	19,089	13,795
Goodwill	26,911	18,445

Total assets	$310,440	$286,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,680	$32,167
Accrued compensation	16,616	17,928
Accrued royalties	7,878	8,357
Accrued and other liabilities	2,335	3,086
Current portion of deferred revenue	8,418	8,176
Current portion of notes payable	161	—

Total current liabilities	62,088	69,714
Long-term portion of deferred revenue	2,200	2,003
Long-term portion of notes payable	1,623	—
Other liabilities	4,268	3,120

Total liabilities	70,179	74,837

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 65,898,503 and 64,157,348 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	345,302	324,211
Additional paid-in capital	104,732	93,144
Accumulated other comprehensive income	173	33
Accumulated deficit	(209,946)	(205,555)

Total shareholders’ equity	240,261	211,833

Total liabilities and shareholders’ equity	$310,440	$286,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$78,454	$63,592	$153,747	$121,229
Other revenue	2,561	3,437	4,560	6,019

Total revenues	81,015	67,029	158,307	127,248

Costs and operating expenses:
Cost of product sales	35,072	29,254	70,680	54,564
Collaboration profit sharing	1,645	1,093	3,329	2,185
Research and development	16,118	13,915	38,220	27,489
Sales and marketing	15,108	11,879	29,620	23,326
General and administrative	11,011	8,905	22,062	16,535

Total costs and operating expenses	78,954	65,046	163,911	124,099

Income (loss) from operations	2,061	1,983	(5,604)	3,149
Other income (expense):
Interest income	2	7	6	11
Interest expense	(2)	(176)	(17)	(292)
Foreign currency exchange loss and other	(572)	(231)	(323)	(318)

Other expense, net	(572)	(400)	(334)	(599)

Income (loss) before income taxes	1,489	1,583	(5,938)	2,550
Benefit from (provision for) income taxes	(354)	244	1,547	(196)

Net income (loss)	$1,135	$1,827	$(4,391)	$2,354

Basic net income (loss) per share	$0.02	$0.03	$(0.07)	$0.04

Diluted net income (loss) per share	$0.02	$0.03	$(0.07)	$0.04

Shares used in computing basic net income (loss) per share	65,695	62,120	65,361	61,638

Shares used in computing diluted net income (loss) per share	68,869	66,390	65,361	65,727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,135	$1,827	$(4,391)	$2,354
Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(87)	140	(135)

Comprehensive income (loss)	$1,050	$1,740	$(4,251)	$2,219

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,391)	$2,354
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,308	5,031
Amortization of intangible assets	2,633	3,452
Stock-based compensation related to employees and consulting services rendered	11,567	9,343
Changes in operating assets and liabilities:
Accounts receivable	761	(3,527)
Inventory	(5,950)	(7,650)
Prepaid expenses and other current assets	(7,475)	(1,440)
Other non-current assets	(105)	(74)
Accounts payable and other current liabilities	(12,233)	2,145
Accrued compensation	(1,312)	1,069
Deferred revenue	438	13

Net cash used in operating activities	(9,759)	10,716
Cash flows from investing activities:
Capital expenditures	(11,168)	(6,974)
Payments for technology licenses	—	(1,000)
Cost of acquisitions, net	(17,462)	(296)

Net cash used in investing activities	(28,630)	(8,270)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	21,091	16,962
Principal payment of notes payable	—	(757)

Net cash provided by financing activities	21,091	16,205
Effect of exchange rate change on cash	(443)	63

Net increase (decrease) in cash and cash equivalents	(17,741)	18,714
Cash and cash equivalents at beginning of period	115,008	79,538

Cash and cash equivalents at end of period	$97,267	$98,252

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

The Condensed Consolidated Balance Sheet at June 30, 2012, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2012 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2011 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Within the Condensed Consolidated Statement of Cash Flows, certain amounts have been reclassified to conform to the current period presentation.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.5 million was included in inventory as of June 30, 2012 and December 31, 2011.

The following table summarizes the components of inventory (in thousands):

	June 30, 2012	December 31, 2011
Raw Materials	$25,571	$22,731
Work in Process	27,681	28,811
Finished Goods	17,745	10,697

	$70,997	$62,239

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

Other revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract and collectability is reasonably assured. Under such agreements, the Company is required to perform specific research and development activities. Compensation over the term of the agreement is specified by the contract and may be determined by the cost, cost plus a markup or progress to completion. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 2,100,000 and 972,000 for the three months ended June 30, 2012 and 2011, respectively, and 4,885,000 and 863,000 for the six months ended June 30, 2012 and 2011, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income (loss)	$1,135	$1,827	$(4,391)	$2,354

Basic weighted shares outstanding	65,695	62,120	65,361	61,638

Net income (loss) per share	$0.02	$0.03	$(0.07)	$0.04

Diluted:
Net income (loss)	$1,135	$1,827	$(4,391)	$2,354
Basic weighted shares outstanding	65,695	62,120	65,361	61,638
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	3,174	4,270	—	4,089

Diluted weighted shares outstanding	68,869	66,390	65,361	65,727

Net income (loss) per share	$0.02	$0.03	$(0.07)	$0.04

Recent Accounting Pronouncements

During the fiscal first quarter of 2012, the Financial Accounting Standards Board (FASB) issued amendments to disclosure requirements for common fair value measurement. These amendments result in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS). This guidance became effective prospectively for the interim periods and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2011, the FASB issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement, and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting guidance is required to be applied retrospectively and is effective for the Company beginning in the first quarter of fiscal year 2014. The adoption will not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$25,266	$(18,601)	$6,665
Technology acquired in acquisitions	8,598	(4,985)	3,613
Customer relationships	12,491	(3,680)	8,811

	$46,355	$(27,266)	$19,089

Balance, December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$25,337	$(17,356)	$7,981
Technology acquired in acquisitions	8,664	(4,435)	4,229
Customer relationships	4,511	(2,926)	1,585

	$38,512	$(24,717)	$13,795

During the six months ended June 30, 2012, the Company purchased a company and acquired assets of another company which were both accounted for as business combinations. These transactions had a total purchase price of $18.5 million, of which $17.5 million, net of cash received, was paid in cash with the remainder being contingent consideration to be paid over time. These transactions were part of the ongoing expansion of the distribution network for the Company’s equipment and reagents. Direct acquisition costs of $0.2 million related to the business combinations were expensed as incurred. A summary of the fair value of the assets acquired and the liabilities assumes is as follows: acquired intangible assets of $8.0 million, property and equipment, inventory and other assets, net of liabilities, of $1.9 million, and goodwill of $8.6 million.

Amortization expense of intangible assets was $1.2 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s condensed consolidated balance sheet as of June 30, 2012, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2012 (remaining six months)	$2,232
2013	4,070
2014	3,739
2015	2,759
2016	2,033
Thereafter	4,256

Total expected future annual amortization	$19,089

As of June 30, 2012, goodwill increased $8.5 million from $18.4 million at December 31, 2011 to $26.9 million. The increase was primarily the result of the business combinations which occurred in the first quarter of 2012.

3. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
System sales	$14,539	$14,138	$27,770	$26,829
Reagent and disposable sales	63,915	49,454	125,977	94,400

Total product sales	78,454	63,592	153,747	121,229
Other revenue	2,561	3,437	4,560	6,019

Total revenues	$81,015	$67,029	$158,307	$127,248

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales by market:
Clinical Systems	$13,892	$13,168	$26,393	$24,762
Clinical Reagents	55,794	44,127	110,198	82,769

Total Clinical	69,686	57,295	136,591	107,531
Non-Clinical	8,768	6,297	17,156	13,698

Total product sales	$78,454	$63,592	$153,747	$121,229

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the three and six months ended June 30, 2012 and 2011. There were no customers whose accounts receivable balance represented 10% or more of total net accounts receivable, as of June 30, 2012 or December 31, 2011. The Company has distribution agreements with several companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Mexico and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product Sales Geographic information:
North America
Clinical	$47,467	$42,099	$92,967	$78,404
Non-Clinical	6,933	5,626	13,799	11,530

Total North America	54,400	47,725	106,766	89,934
International
Clinical	$22,219	$15,196	$43,624	$29,127
Non-Clinical	1,835	671	3,357	2,168

Total International	24,054	15,867	46,981	31,295

Total product sales	$78,454	$63,592	$153,747	$121,229

No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

4. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product sales	$679	$436	$1,364	$935
Research and development	1,788	1,668	3,454	3,081
Sales and marketing	1,304	854	2,440	1,950
General and administrative	2,247	1,985	4,309	3,377

Total stock-based compensation expense	$6,018	$4,943	$11,567	$9,343

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2011	7,699	$17.54
Granted	1,079	$36.66
Exercised	(1,538)	$13.15
Forfeited	(44)	$27.95

Outstanding, June 30, 2012	7,196	$21.28	4.26	$168,170

Exercisable, June 30, 2012	4,156	$15.43	3.12	$121,420
Vested and expected to vest, June 30, 2012	6,643	$20.75	4.15	$158,797

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2011	596	$25.87
Granted	233	37.31
Vested/Released	(116)	27.73
Cancelled	(3)	26.27

Outstanding, June 30, 2012	710	$29.32

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPTION SHARES:
Expected Term (in years)	4.37	4.61	4.38	4.61
Volatility	0.53	0.55	0.53	0.55
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.84%	1.85%	0.81%	1.86%
Estimated Forfeitures	7.63%	7.74%	7.63%	7.74%
Weighted Average Fair Value Per Share	$15.79	$14.68	$15.70	$14.42

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.55	0.52	0.55	0.52
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.16%	0.38%	0.16%	0.38%
Weighted Average Fair Value Per Share	$16.47	$9.02	$16.47	$9.02

5. Income Taxes

The income tax provision of $0.4 million for the three months ended June 30, 2012 primarily relates to tax expense of the Company’s foreign subsidiaries, offset by research and development tax credits and net operating losses associated with our French subsidiary and the amortization of acquired intangibles in various foreign subsidiaries. The income tax benefit of $1.5 million for the six months ended June 30, 2012 relates primarily to the release of a valuation allowance in the Company’s Swedish subsidiary, research and development tax credits and net operating losses associated with our French subsidiary, and the amortization of acquired intangibles in various foreign subsidiaries, offset by the ordinary tax expense of the Company’s various foreign subsidiaries.

The income tax benefit of $0.2 million for the three months ended June 30, 2011 related primarily to research and development tax credits and net operating losses associated with our French subsidiary and the amortization of acquired intangibles in Sweden. The income tax provision of $0.2 million for the six months ended June 30, 2011 related primarily to ordinary tax expense of the Company’s French subsidiary, partially offset by a tax benefit for research and development tax credits in France and the amortization of acquired intangibles in Sweden.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company’s position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized. Based on all available objective evidence, the Company believes that it is more likely than not that the net U.S. deferred tax assets will not be fully realized. Accordingly, the Company continues to record a valuation allowance against all of its net U.S. deferred tax assets for the six months ended June 30, 2012. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

For federal income tax purposes, the Company has open tax years from 1996 through 2011 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2002. For California state income tax purposes, the Company has open years from 2000 through 2011 due to either research credit carryovers or net operating loss carryforwards. The Internal Revenue Service is conducting an examination of our U.S. federal income tax return for fiscal 2009. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the periods presented, the amount of any interest or penalties related to uncertain tax positions was not material.

6. Commitments and Legal Matters

Purchase Commitments

The following table summarizes the Company’s purchase commitments at June 30, 2012 (in thousands):

Years Ending December 31,	Purchase Commitments
2012 (remaining six months)	$10,311
2013	3,193
2014	2,530
2015	1,716
2016	1,716
Thereafter	1,716

Total minimum payments	$21,182

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of our systems and reagents.

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, the Company answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, the Company filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim of inequitable conduct and filed an answer to the Company’s other counterclaims. On July 15, 2011, the Company filed its opposition to the motion, and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. On August 24, 2011, the Company filed a motion for a partial summary judgment that asserted U.S. Patent No. 5,624,597 does not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted the Company’s motion. On May 17, 2012, the Company filed a motion for partial summary judgment that asserted U.S. Patents No. 5,776,563 and 6,251,684 are invalid. On May 31, 2012, Abaxis filed its opposition to the Company’s motion, and on June 7, 2012, the Company filed its reply. On July 19, 2012, the Court held an oral hearing on the motion, and the Court’s decision is expected within several weeks after the hearing. A jury trial is scheduled to begin in late September 2012. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

On February 9, 2012, Roche publicly disclosed that it was in arbitration with the Company regarding a PCR license agreement that it terminated in October 2011. The Company previously disclosed the termination of the agreement in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

7. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash equivalents) and financial liabilities (foreign currency derivatives and contingent payment) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

Balance as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$86,395	$—	$—	$86,395
Cash equivalent—money market funds	10,872	—	—	10,872
Foreign currency derivatives	—	1	—	1

Total	$97,267	$1	$—	$97,268

Liabilities:
Contingent payment	$—	$—	$650	$650

Total	$—	$—	$650	$650

Balance as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$104,136	$—	$—	$104,136
Cash equivalent—money market funds	10,872	—	—	10,872

Total	$115,008	$—	$—	$115,008

Liabilities:
Foreign currency derivatives	$—	$188	$—	$188

Total	$—	$188	$—	$188

The Company recorded derivative assets and liabilities, with a notional value of $2.5 million as of June 30, 2012, at fair value. The Company’s derivatives consist of foreign exchange forward contracts. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

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

Level 3 assets, consisting of a contingent payment to be made in connection with the acquisition of a company, are valued by applying the income approach and is based on significant unobservable inputs that are supported by little or no market activity.

8. Note Payable

The Company entered into a loan agreement with the landlord of its manufacturing facility in Sweden. The loan is for $1.7 million. Payments are made quarterly over a term of 9 years and bears an interest rate of 6.75%. There are no debt covenants associated with the loan.

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

In September 2009, we launched the GeneXpert Infinity-48 system (“Infinity”) for high volume testing. The Infinity-48 uses robotic cartridge handling and a full touch screen driven menu to run up to 1,300 independent molecular tests during any 24-hour period, depending upon test selection. The GeneXpert system, including the Infinity, represents a paradigm shift in molecular diagnostics in terms of ease-of-use, flexibility and scalability, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in most cases under an hour, and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

In July 2011, we introduced a redesign of the entire GeneXpert system family. We also introduced two new systems to the GeneXpert System family, including a new two-module GeneXpert System and the GeneXpert Infinity-80. The GeneXpert Infinity-80 is our highest throughput system, comprised of up to 80 modules, enabling more than 2,000 tests to be run during a 24-hour period, yet occupying the same footprint as the GeneXpert Infinity-48. In July 2012, we introduced the GeneXpert Infinity-48s, comprised of up to 48 modules in a footprint that is almost two feet shorter than the original Infinity 48, enabling up to 1,300 tests to be run during a 24-hour period.

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

Revenues

Currently, we derive our revenues primarily from the sales of our systems and associated reagents and disposables in the Clinical and Non-Clinical markets, and to a lesser extent from contract and government sponsored research.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Management believes that there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenues

The following table summarizes total revenue by product sales and other revenue (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues:
System sales	$14,539	$14,138	$401	3%	$27,770	$26,829	$941	4%
Reagent and disposable sales	63,915	49,454	14,461	29%	125,977	94,400	31,577	33%

Total product sales	78,454	63,592	14,862	23%	153,747	121,229	32,518	27%
Other revenue	2,561	3,437	(876)	-25%	4,560	6,019	(1,459)	-24%

Total revenues	$81,015	$67,029	$13,986	21%	$158,307	$127,248	$31,059	24%

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product sales by market:
Clinical Systems	$13,892	$13,168	$724	5%	$26,393	$24,762	$1,631	7%
Clinical Reagents	55,794	44,127	11,667	26%	110,198	82,769	27,429	33%

Total Clinical	69,686	57,295	12,391	22%	136,591	107,531	29,060	27%
Non-Clinical	8,768	6,297	2,471	39%	17,156	13,698	3,458	25%

Total product sales	$78,454	$63,592	$14,862	23%	$153,747	$121,229	$32,518	27%

Clinical revenues increased $12.4 million or 22% for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $29.0 million or 27% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase in Clinical revenues for the three and six month comparative periods was led by growth in the Clinical Reagent business associated with the new GX instrument placements and broader test menu adoption among existing customers in both our commercial and High Burden Developing Countries (“HDBC”) program.

In the Non-Clinical market, product sales increased $2.5 million or 39%for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $3.5 million or 25% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase in Non-Clinical revenues for the three and six month comparative periods was primarily due to increased shipments of anthrax test cartridges to Northrop Grumman/USPS and increased partner sales.

The following table summarizes product sales by geographic regions (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$47,467	$42,099	$5,368	13%	$92,967	$78,404	$14,563	19%
Non-Clinical	6,933	5,626	1,307	23%	13,799	11,530	2,269	20%

Total North America	54,400	47,725	6,675	14%	106,766	89,934	16,832	19%
International
Clinical	22,219	$15,196	$7,023	46%	$43,624	$29,127	$14,497	50%
Non-Clinical	1,835	671	1,164	173%	3,357	2,168	1,189	55%

Total International	24,054	15,867	8,187	52%	46,981	31,295	15,686	50%

Total product sales	$78,454	$63,592	$14,862	23%	$153,747	$121,229	$32,518	27%

North American product sales increased $6.7 million or 14% for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $16.8 million or 19% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase in both periods was driven by growth in Clinical Reagent sales to new and existing customers. Non-Clinical product sales increased $1.3 million or 23% for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $2.3 million or 20% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase was primarily due to the increase of anthrax test cartridge sales under the Northrop Grumman/USPS.

International product sales, which primarily represent sales in Europe, increased $8.2 million or 52% for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $15.7 million or 50% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase in both periods was primarily driven by higher Clinical reagent sales in addition to system placements associated with our commercial customers and HBDC program, offset by the impact of a strengthening U.S. Dollar.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue decreased $0.9 million or 25% for the three months ended June 30, 2012 as compared to the same period in the prior year and decreased $1.5 million or 24% for the six months ended June 30, 2012 as compared to the same period in the prior year. This decrease was primarily associated with the one-time benefit related to a development and distribution agreement with one of our partners completed in 2011.

Costs and Operating Expenses

The following table summarizes costs and operating expenses for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$35,072	$29,254	$5,818	20%	70,680	$54,564	$16,116	30%
Collaboration profit sharing	1,645	1,093	552	51%	3,329	2,185	1,144	52%
Research and development	16,118	13,915	2,203	16%	38,220	27,489	10,731	39%
Sales and marketing	15,108	11,879	3,229	27%	29,620	23,326	6,294	27%
General and administrative	11,011	8,905	2,106	24%	22,062	16,535	5,527	33%

Total costs and operating expenses	$78,954	$65,046	$13,908	21%	$163,911	$124,099	$39,812	32%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles.

Cost of product sales increased $5.8 million or 20% for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $16.1 million or 30% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase in both periods was primarily attributed to increased shipments of our system and reagent products.

Our product gross margin percentage increased to 55% from 54% for the three months ended June 30, 2012 and 2011, respectively, primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix and higher volume of sales.

Our product gross margin percentage is 54% and 55% for the six months ended June 30, 2012 and 2011, respectively. In 2012, our product gross margin percentage decreased due to higher costs associated with the ramping of our manufacturing capacity in the first quarter, partially offset from the phase out of certain royalty payments associated with our Clinical business and higher volume of sales.

While we expect a trend of increasing product gross margins over time, we also expect moderate fluctuations from quarter to quarter for the remainder of 2012, depending on product, geography and channel mix. In addition, variability in our HBDC business, including the potential subsidy to lower the test price by third-party organizations, could negatively impact gross margin in the second half of 2012.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense increased $0.6 million or 51% for the three months ended June 30, 2012 as compared to the same period in the prior year and increased $1.1 million or 52% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase in both periods was primarily due to the increase in anthrax cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $2.2 million or 16% for the three months ended June 30, 2012 as compared to the same period in the prior year. This increase was primarily due to an increase in salaries and employee-related expenses and an increase in beta and clinical trial costs.

Research and development expenses increased $10.7 million or 39% for the six months ended June 30, 2012 as compared to the same period in the prior year. This increase was primarily due to an increase in salaries and employee-related expenses and an increase in beta and clinical trial costs, as development efforts on many of our projects continued to increase.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $3.2 million or 27% for the three months ended June 30, 2012 as compared to the same period in the prior year. The increase is primarily due to an increase in salaries and employee-related expenses and an increase in sales and marketing program costs. Salaries and employee related expenses increased primarily due to the expansion of our direct sales force and as a result of the two acquisitions we completed in the three months ended March 31, 2012.

Sales and marketing expenses increased $6.3 million or 27% for the six months ended June 30, 2012 as compared to the same period in the prior year. The increase is primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and as a result of the two acquisitions we completed during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $2.1 million or 24% for the three months ended June 30, 2012 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses and an increase in legal expenses.

General and administrative expenses increased $5.5 million or 33% for the six months ended June 30, 2012 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses and an increase in legal expenses.

For the three months ending September 30, 2012, we expect total operating expenses to increase, primarily driven by the timing of trade shows and clinical trials, and higher legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(9,759)	$10,716	$(20,475)
Net cash used in investing activities	(28,630)	(8,270)	(20,360)
Net cash provided by financing activities	21,091	16,205	4,886

The net cash used in operating activities was $9.8 million in the first six months in 2012. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The primary working capital uses of cash for the six months ended June 30, 2012 were decreases in accounts payable and other liabilities and accrued compensation and increases in inventory, prepaid and other current assets and other non-current assets.

The net cash provided by operating activities was $10.7 million in the first six months in 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets and deferred rent expense. Cash used by changes in working capital for the six months ended June 30, 2011 was primarily driven by increases in accounts payable and other current liabilities, accrued compensation and deferred revenue offset by increases in accounts receivable, inventory and prepaid expenses and other current assets.

The net cash used in investing activities was $28.6 million in the first six months in 2012. It was primarily comprised of net capital expenditures and the cost of acquisitions, net of cash received.

The net cash used in investing activities was $8.3 million in the first six months in 2011. It was primarily comprised of net capital expenditures, the cost of an asset acquisition and payments for technology licenses.

The net cash provided by financing activities was $21.1 million in the first six months in 2012. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options.

The net cash provided by financing activities was $16.2 million in the first six months in 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by payments made against our notes payable.

Off-Balance-Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended June 30, 2012 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, South Africa, the Benelux region, Japan, China and the United Kingdom and we pay payroll and other expenses in local currencies. In the first six months of 2012 and 2011, international product sales were 31% and 26%, respectively, of our product sales. Our international sales are predominantly in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by approximately $0.3 million at June 30, 2012 and unrealized gain by approximately $1.4 million at December 31, 2011. We do not hold or purchase any currency contracts for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered the amended complaint, denying breach of the licensing contract and further amending our defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for management to amend its counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, we filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss our defense and counterclaim of inequitable conduct and filed an answer to our other counterclaims. On July 15, 2011, we filed our opposition to the motion and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion On August 24, 2011, we filed a motion for partial summary judgment that asserted U.S. Patent No. 5,624,597 does not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted our motion. On May 17, 2012, we filed a motion for partial summary judgment that asserted U.S. Patents No. 5,776,563 and 6,251,684 are invalid. On May 31, 2012, Abaxis filed its opposition to our motion, and on June 7, 2012, we filed our reply. On July 19, 2012, the Court held an oral hearing on the motion, and the Court’s decision is expected within several weeks after the hearing. A jury trial is scheduled to begin in late September 2012. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

Prior to our 2011 fiscal year, we had incurred operating losses in each annual fiscal year since our inception. For the six months ended June 30, 2012 we reported a loss of $4.4 million. We experienced net losses of approximately $22.5 million in 2009, $5.9 million in 2010 and we achieved profitability for the first time for our 2011 fiscal year. As of June 30, 2012, we had an accumulated deficit of approximately $209.9 million. Our ability to be profitable for 2012 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors and the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales programs and the extent of global funding for such programs, our ability to penetrate new geographic markets and global economic and political conditions. Our ability to be profitable for 2012 and beyond also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, third-party freight costs, increases in manufacturing costs associated with our operations the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. For example, for the three months ended March 31, 2012, we incurred higher than expected losses due to increased freight costs, especially internationally, the scale-up of manufacturing operations and increased research and development expenses driven primarily by our CT/NG clinical trials. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may not achieve profitability for 2012. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. For example, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. Further, we have announced the possibility of third party organizations subsidizing the cost of the TB product to establish a HBDC end customer price of approximately $10. Depending on if and when the third party subsidy agreements are executed, our revenues and gross margins may be negatively and materially impacted in the near term driven by two factors: 1) HBDCs could postpone purchases materially while they await the potential price reduction, and 2) any subsidization would likely be in the form of an up-front payment that would likely need to be recognized to revenue ratably over the term, regardless of volume, while our costs of providing the tests would remain largely the same in the near term until test volumes ramp. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS reported more than $8 billion and $5 billion in losses for the 2010 and 2011 fiscal years, respectively, and a loss of over $3 billion in the first six months of 2012. Additionally, the USPS is projecting a $14 billion net loss in fiscal year 2012 and continues to implement cost savings measures. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

Our operations and performance depend on global economic conditions, which have been adversely impacted by the global macroeconomic downturn, continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, GenProbe, which has entered into an agreement to be acquired by Hologic, and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, which cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 1 “Legal Proceedings.” Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to this claim and others that may arise in the future of patent infringement would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

We intend to expand our international sales and marketing activities, including through our direct sales operations and through relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering geographic markets that are less receptive to sales from foreign entities.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended June 30, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $44.72 to $34.96 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101*	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 31st day of July 2012.

CEPHEID
(Registrant)

/S/ JOHN L. BISHOP
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ ANDREW D. MILLER
Andrew D. Miller
Executive Vice President, Chief Financial Officer
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