Form 10-Q
period 2012-09-30
CEPHEID
filed 2012-11-02
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012 there were 66,302,442 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2012

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, Xpertise, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,520	$115,008
Accounts receivable, net	31,140	35,375
Inventory	68,844	62,239
Prepaid expenses and other current assets	10,504	5,245

Total current assets	214,008	217,867
Property and equipment, net	51,463	35,833
Other non-current assets	776	730
Intangible assets, net	20,200	13,795
Goodwill	26,914	18,445

Total assets	$313,361	$286,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,541	$32,167
Accrued compensation	15,884	17,928
Accrued royalties	7,525	8,357
Accrued and other liabilities	4,814	3,086
Current portion of deferred revenue	9,600	8,176
Current portion of notes payable	178	—

Total current liabilities	72,542	69,714
Long-term portion of deferred revenue	1,685	2,003
Long-term portion of notes payable	1,722	—
Other liabilities	7,556	3,120

Total liabilities	83,505	74,837

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 66,282,070 and 64,157,348 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	350,615	324,211
Additional paid-in capital	110,880	93,144
Accumulated other comprehensive income	(397)	33
Accumulated deficit	(231,242)	(205,555)

Total shareholders’ equity	229,856	211,833

Total liabilities and shareholders’ equity	$313,361	$286,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product sales	$78,143	$67,348	$231,890	$188,577
Other revenue	2,329	2,865	6,889	8,884

Total revenues	80,472	70,213	238,779	197,461

Costs and operating expenses:
Cost of product sales	39,789	29,644	110,469	84,208
Collaboration profit sharing	2,438	1,096	5,767	3,281
Research and development	16,154	15,223	54,374	42,712
Sales and marketing	15,993	12,875	45,613	36,201
General and administrative	11,766	9,316	33,828	25,851
Litigation settlement	15,110	—	15,110	—

Total costs and operating expenses	101,250	68,154	265,161	192,253

Income (loss) from operations	(20,778)	2,059	(26,382)	5,208
Other income (expense):
Interest income	2	7	8	17
Interest expense	(96)	(82)	(113)	(374)
Foreign currency exchange loss and other	183	37	(140)	(280)

Other income (expense), net	89	(38)	(245)	(637)

Income (loss) before income taxes	(20,689)	2,021	(26,627)	4,571
Benefit from (provision for) income taxes	(607)	(99)	940	(295)

Net income (loss)	$(21,296)	$1,922	$(25,687)	$4,276

Basic net income (loss) per share	$(0.32)	$0.03	$(0.39)	$0.07

Diluted net income (loss) per share	$(0.32)	$0.03	$(0.39)	$0.06

Shares used in computing basic net income (loss) per share	66,145	63,507	65,624	62,271

Shares used in computing diluted net income (loss) per share	66,145	67,417	65,624	66,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(21,296)	$1,922	$(25,687)	$4,276
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(494)	140	(629)
Gain (loss) associated with cash flow hedges	(570)	—	(570)	—

Comprehensive income (loss)	$(21,866)	$1,428	$(26,117)	$3,647

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(25,687)	$4,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	9,867	7,715
Amortization of intangible assets	3,745	5,183
Stock-based compensation related to employees and consulting services rendered	17,932	14,519
Changes in operating assets and liabilities:
Accounts receivable	6,447	(3,513)
Inventory	(4,014)	(15,255)
Prepaid expenses and other current assets	(5,259)	(4,492)
Other non-current assets	(46)	(45)
Accounts payable and other current liabilities	(2,278)	2,419
Accrued compensation	(2,044)	3,696
Deferred revenue	1,105	(207)

Net cash provided by (used in) operating activities	(232)	14,296
Cash flows from investing activities:
Capital expenditures	(17,079)	(10,821)
Payment for a technology license	—	(1,000)
Cash paid for an intangible asset	(2,140)	—
Cost of acquisitions, net	(17,462)	(296)

Net cash used in investing activities	(36,681)	(12,117)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	26,404	34,777
Principal payment of notes payable	(39)	(5,605)
Proceeds from notes payable	156	—

Net cash provided by financing activities	26,521	29,172
Effect of exchange rate change on cash	(1,096)	(80)

Net increase (decrease) in cash and cash equivalents	(11,488)	31,271
Cash and cash equivalents at beginning of period	115,008	79,538

Cash and cash equivalents at end of period	$103,520	$110,809

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

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

The Condensed Consolidated Balance Sheet at September 30, 2012, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2012 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2011 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Within the Condensed Consolidated Statement of Cash Flows, certain amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

On July 1, 2012, the Company changed the functional currency for certain foreign subsidiaries from the local currency to the U.S. dollar due to changes in the way these businesses are structured and their operations. As a result, all foreign subsidiaries began using the U.S. dollar as the functional currency effective July 1, 2012. Prior to this change, adjustments resulting from translating the foreign currency financial statements of these subsidiaries into the U.S. dollar had been included as a separate component of accumulated other comprehensive income (loss). Upon the change of the functional currency, these subsidiaries no longer generate further translation adjustments, and the accumulated translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss).

Net income (loss) includes the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the remeasurement of assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the realized results of the Company’s foreign currency hedging activities.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The consolidated operating results for the three or nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.3 million and $1.5 million was included in inventory as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the components of inventory (in thousands):

	September 30, 2012	December 31, 2011
Raw Materials	$25,835	$22,731
Work in Process	29,999	28,811
Finished Goods	13,010	10,697

Inventory	$68,844	$62,239

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

Other revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract and recoverability is reasonably assured. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on our progress to completion. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

During the third quarter of 2012, the Company entered into an agreement with The Bill and Melinda Gates Foundation (“BMGF”) and an agreement with The United States Agency for International Development (“USAID”) to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the High Burden Developing Countries (“HBDC”) program. Based on the terms of the agreements, the Company is recognizing revenue on a per-unit basis. The Company received a one-time payment of $3.5 million from BMGF during the third quarter of 2012. Through September 30, 2012, the Company recognized approximately $2.0 million of revenue related to this agreement.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 5,269,000 and 1,201,000 for the three months ended September 30, 2012 and 2011, respectively, and 5,212,000 and 898,000 for the nine months ended September 30, 2012 and 2011, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income (loss)	$(21,296)	$1,922	$(25,687)	$4,276

Basic weighted shares outstanding	66,145	63,507	65,624	62,271

Net income (loss) per share	$(0.32)	$0.03	$(0.39)	$0.07

Diluted:
Net income (loss)	$(21,296)	$1,922	$(25,687)	$4,276
Basic weighted shares outstanding	66,145	63,507	65,624	62,271
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	3,910	—	4,090

Diluted weighted shares outstanding	66,145	67,417	65,624	66,361

Net income (loss) per share	$(0.32)	$0.03	$(0.39)	$0.06

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting guidance is required to be applied retrospectively and is effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, September 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Licenses	$27,452	$(18,918)	$8,534
Technology acquired in acquisitions	8,613	(5,294)	3,319
Customer relationships	12,513	(4,166)	8,347

	$48,578	$(28,378)	$20,200

Balance, December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Licenses	$25,337	$(17,356)	$7,981
Technology acquired in acquisitions	8,664	(4,435)	4,229
Customer relationships	4,511	(2,926)	1,585

	$38,512	$(24,717)	$13,795

During the nine months ended September 30, 2012, the Company purchased a company and acquired assets of another company which were both accounted for as business combinations. These transactions had a total purchase price of $18.5 million, of which $17.5 million, net of cash received, was paid in cash with the remainder being contingent consideration to be paid over time. These transactions were part of the ongoing expansion of the distribution network for the Company’s equipment and reagents. Direct acquisition costs of $0.2 million related to the business combinations were expensed as incurred. A summary of the fair value of the assets acquired and the liabilities assumes is as follows: acquired intangible assets of $8.0 million, property and equipment, inventory and other assets, net of liabilities, of $1.9 million, and goodwill of $8.6 million. In addition, as part the legal settlement with Abaxis in September 2012, the Company recorded an intangible asset of $2.1 million.

Amortization expense of intangible assets was $1.1 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $3.7 million and $5.2 million for the nine months ended September 30, 2012 and 2011, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s condensed consolidated balance sheet as of September 30, 2012, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2012 (remaining three months)	$1,561
2013	4,762
2014	4,484
2015	3,096
2016	1,958
Thereafter	4,339

Total expected future annual amortization	$20,200

As of September 30, 2012, goodwill increased $8.5 million from $18.4 million at December 31, 2011 to $26.9 million. The increase was primarily the result of the merger and asset acquisitions in the first quarter of 2012, both which were accounted for as business combinations.

3. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
System sales	$13,576	$14,748	$41,346	$41,577
Reagent and disposable sales	64,567	52,600	190,544	147,000

Total product sales	78,143	67,348	231,890	188,577
Other revenue	2,329	2,865	6,889	8,884

Total revenues	$80,472	$70,213	$238,779	$197,461

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product sales by market:
Clinical Systems	$13,049	$13,955	$39,440	$38,717
Clinical Reagents	54,527	45,692	164,727	128,461

Total Clinical	67,576	59,647	204,167	167,178
Non-Clinical	10,567	7,701	27,723	21,399

Total product sales	$78,143	$67,348	$231,890	$188,577

The Company currently sells products through its direct sales force and through third-party distributors. There were no customers that accounted for 10% or more of total product sales for the three and nine months ended September 30, 2012 and 2011. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, as of September 30, 2012 or December 31, 2011. The Company has distribution agreements with companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Mexico and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product Sales Geographic information:
North America
Clinical	$42,726	$43,168	$135,692	$121,571
Non-Clinical	9,167	6,197	22,967	17,727

Total North America	51,893	49,365	158,659	139,298
International
Clinical	$24,850	$16,479	$68,475	$45,606
Non-Clinical	1,400	1,504	4,756	3,673

Total International	26,250	17,983	73,231	49,279

Total product sales	$78,143	$67,348	$231,890	$188,577

No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

4. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product sales	$915	$307	$2,279	$1,242
Research and development	1,753	1,749	5,207	4,830
Sales and marketing	1,431	1,202	3,871	3,152
General and administrative	2,266	1,918	6,575	5,295

Total stock-based compensation expense	$6,365	$5,176	$17,932	$14,519

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2011	7,699	$17.54
Granted	1,124	$36.74
Exercised	(1,792)	$13.14
Forfeited	(97)	$31.60

Outstanding, September 30, 2012	6,934	$21.59	4.06	$92,634

Exercisable, September 30, 2012	4,163	$15.94	3.00	$77,327
Vested and expected to vest, September 30, 2012	6,426	$21.04	3.95	$89,137

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2011	596	$25.87
Granted	248	37.20
Vested/Released	(152)	27.89
Cancelled	(14)	34.35

Outstanding, September 30, 2012	678	$29.39

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPTION SHARES:
Expected Term (in years)	4.37	4.50	4.38	4.60
Volatility	0.53	0.53	0.53	0.55
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.63%	1.04%	0.81%	1.78%
Estimated Forfeitures	7.63%	7.74%	7.63%	7.74%
Weighted Average Fair Value Per Share	$16.40	$15.93	$15.73	$14.57
ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.54	0.47	0.54	0.51
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.19%	0.21%	0.18%	0.34%
Weighted Average Fair Value Per Share	$12.17	$13.09	$13.13	$9.84

5. Income Taxes

The income tax expense of $0.6 million for the three months ended September 30, 2012 relates primarily to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with our French subsidiary and the amortization of acquired intangibles in Sweden and South Africa. The income tax benefit of $0.9 million for the nine months ended September 30, 2012 relates primarily to a tax benefit for the release of a valuation allowance in our Swedish subsidiary, research and development tax credits associated with our French subsidiary, and the amortization of acquired intangibles in Sweden and South Africa, partially offset by ordinary tax expense of the Company’s foreign subsidiaries.

The income tax provision of $0.1 million for the three months ended September 30, 2011 related primarily to ordinary tax expense of the Company’s French subsidiary and state tax expense in the US, offset by a tax benefit for research and development tax credits associated with our French subsidiary and the amortization of acquired intangibles in Sweden. The income tax provision of $0.3 million for the nine months ended September 30, 2011 related primarily to ordinary tax expense of the Company’s French subsidiary and state tax expense in the US, partially offset by a tax benefit for research and development tax credits in France and the amortization of acquired intangibles in Sweden.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company’s position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized. Based on all available objective evidence, the Company believes that it is more likely than not that the net U.S. deferred tax assets will not be fully realized. Accordingly, the Company continues to record a valuation allowance against all of its net U.S. deferred tax assets for the nine months ended September 30, 2012. The Company will continue to maintain a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

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

The Company anticipates that the total unrecognized tax benefits will not significantly change within the next 12 months due to the settlement of audits and the expiration of statutes of limitations.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the periods presented, the amount of any interest or penalties related to uncertain tax positions was not material.

6. Commitments and contingencies

Purchase Commitments

The following table summarizes the Company’s purchase commitments at September 30, 2012 (in thousands):

Years Ending December 31,	Purchase Commitments
2012	$6,220
2013	9,391
2014	2,530
2015	1,716
2016	1,716
Thereafter	1,716

Total minimum payments	$23,289

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of our systems and reagents.

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, the Company answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, the Company filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim of inequitable conduct and filed an answer to the Company’s other counterclaims. On July 15, 2011, the Company filed its opposition to the motion, and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. On August 24, 2011, the Company filed a motion for a partial summary judgment that asserted U.S. Patent No. 5,624,597 does not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted the Company’s motion. On May 17, 2012, the Company filed a motion for partial summary judgment that asserted U.S. Patents No. 5,776,563 and 6,251,684 are invalid. On May 31, 2012, Abaxis filed its opposition to the Company’s motion, and on June 7, 2012, the Company filed its reply. On August 8, 2012, the Court issued a written order denying the Company’s motion. On September 24, 2012, the Company and Abaxis entered into a comprehensive agreement (the “Settlement Agreement”) resolving all present and future litigation relating to the alleged infringement of certain Abaxis patents by the Company and counterclaims by the Company against Abaxis. The parties agreed that the settlement was intended solely as a compromise of disputed claims, and was not a concession or determination that either party admitted any liability, wrongdoing, or the truth of any allegations related to such litigation. Under the Settlement Agreement, the Company and Abaxis agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million. The Company accounted for this transaction and allocated the consideration in accordance with ASC 450, Accounting for Contingencies, and ASC 605-25 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. Specifically, the amount recorded in the Condensed Consolidated Statement of Operations as Litigation settlement in the three months ended September 30, 2012 represented the fair value of the royalty paid on past revenue streams and the residual amount after allocating value to the future revenue streams. The allocation of the $17.3 million was accounted for as follows: 1) $8.7 million related to the royalty due on past revenues, 2) $2.1 million related to the fair value of the royalty due on the future anticipated revenue streams and 3) $6.4 million related to the settlement of litigation. In the quarter ended September 30, 2012, the Company recorded $15.1 million in the Statement of Operations as Litigation settlement which represents the royalty due on past revenues and the settlement of litigation components. As of September 30, 2012, the Company recorded $2.1 million as an intangible asset which represents the fair value of the future royalty. The Company will amortize this intangible on a straight-line basis through expiration of the patents in the claim.

In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On August 21, 2012 Cepheid filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche Ltd, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of U.S. Patent No. 5,804,375; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155. The Company believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

7. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash equivalents) and financial liabilities (foreign currency derivatives and contingent payment) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

Balance as of September 30, 2012:	Level 1	Level 2	Level 3	Total
Assets:
Cash	$92,647	$—	$—	$92,647
Cash equivalent – money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,660	—	1,660

Total	$103,520	$1,660	$—	$105,180

Liabilities:
Contingent Consideration	$—	$—	$650	650
Foreign currency derivatives	—	2,021	—	2,021

Total	$—	$2,021	$650	$2,671

Balance as of December 31, 2011:	Level 1	Level 2	Level 3	Total
Assets:
Cash	$104,136	$—	$—	$104,136
Cash equivalent – money market funds	10,872	—	—	10,872

Total	$115,008	$—	$—	$115,008

Liabilities:
Foreign currency derivatives	$—	$188	$—	$188

Total	$—	$188	$—	$188

The Company recorded derivative assets and liabilities, with a notional value of $86.1 million as of September 30, 2012, at fair value. The Company’s derivatives consist of foreign exchange forward contracts. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the non-performance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

Level 3 liabilities, consisting of a contingent payment to be made in connection with the acquisition of a company in the nine months ended September 30, 2012, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

8. Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to offset some of the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales and on certain existing assets and liabilities.

To help protect gross margins from fluctuations in foreign currency exchange rates, a portion of forecasted foreign currency revenue and expenses of certain of the Company’s subsidiaries are hedged. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue, cost of sales and operating expenses generally up to twelve months.

The Company may also enter into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings on the respective line item in the Statement of Operations. The ineffective portions of cash flow hedges are recorded in other income and expense.

The Company had a net deferred loss associated with cash flow hedges of $0.5 million recorded in AOCI as of September 30, 2012. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenue in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administration expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of September 30, 2012 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine month period ended September 30, 2012.

During the three months ended September 30, 2012 and September 30, 2011, the gain (loss) recognized in other income and expense for foreign currency forward contracts not designated as hedging instruments was a loss of $0.4 million and a gain of $0.8 million, respectively. During the ninth months ended September 30, 2012 and 2011, the Company recognized in other income and expense a gain of $0.2 million and a loss of $0.2 million, respectively. Gains or losses on derivatives not designated as hedging instruments are recorded in other income (expense). These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $76.9 million as of September 30, 2012. The Company had no outstanding derivative instruments designated as cash flow hedges as of December 31, 2011. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $9.2 million and $14.2 million as of September 30, 2012 and December 31, 2011, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,636	$24	$1,660
Derivative Liabilities (b):
Foreign exchange contracts	(2,021)	—	$(2,021)

	December 31, 2011
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$—	$—	$—
Derivative Liabilities (b):
Foreign exchange contracts	—	(188)	(188)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and September 30, 2011 (in thousands):

	Three Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2012	September 30, 2011	September 30, 2012 (a)	September 30, 2011	Location	September 30, 2012	September 30, 2011
Cash flow hedges:
Foreign exchange contracts	(570)	$—	$(57)	$—	Other income and expense	$38	$—

Total	$(570)	$—	$(57)	$—		$38	$—

	Nine Months Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2012	September 30, 2011	September 30, 2012 (b)	September 30, 2011	Location	September 30, 2012	September 30, 2011
Cash flow hedges:
Foreign exchange contracts	$(570)	$—	$(57)	$—	Other income and expense	$38	$—

Total	$(570)	$—	$(57)	$—		$38	$—

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which ($0.2) million and $0.1 million were recognized within net sales, cost of sales and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2012.
(b)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which ($0.2) million and $0.1 million were recognized within net sales, cost of sales and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: continued market acceptance of our healthcare associated infection products; testing volumes for our products; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to secure sufficient cartridge parts and increase manufacturing throughput of our cartridge production; other unforeseen supply, development and manufacturing problems; the need for additional intellectual property licenses for new tests and other products and the terms of such licenses; our ability to successfully sell products in the Clinical market; lengthy sales cycles in certain markets, including the HBDC program; the impact of competitive products and pricing; the performance and market acceptance of our new products; sufficient customer demand; our ability to develop and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products and other uncertainties related to regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our ability to continue to realize manufacturing efficiencies, which is an important factor in improving gross margins; the product, geography and channel mix of our sales, each of which can affect our gross margins; our success in increasing our direct sales and the effectiveness of our sales personnel; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation, including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; variability in systems placements and reagent pull-through in our HBDC program; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

In September 2009, we launched the GeneXpert Infinity-48 system (“Infinity”) for high volume testing. The Infinity uses robotic cartridge handling and a full touch screen driven menu. In July 2011, we introduced the GeneXpert Infinity-80 (“Infinity-80”), our highest throughput system, comprised of up to 80 modules, enabling more than 2,000 tests to be run during a 24-hour period, yet occupying the same footprint as the GeneXpert Infinity-48. In July 2012, we introduced the GeneXpert Infinity-48s, comprised of up to 48 modules in a footprint that is almost two feet less in width than the original Infinity-48, enabling up to 1,300 tests to be run during a 24-hour period.

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

We currently have available and under development a broad and expanding menu of tests for use on our systems, spanning infectious disease, healthcare associated infections, women’s health, genetics and oncology. Our tests are marketed along with our systems on a worldwide basis.

Sales Channels

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., the United Kingdom, France, Germany, South Africa and the Benelux region are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. Clinical market sales to hospitals under 150 beds in the U.S. are handled through a distributor. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis. We often sell to end customers who are part of various Group Purchasing Organizations. No single country outside of the U.S. represented more than 10% of our total revenues for any of the periods presented. No customer accounted for more than 10% of total product sales in the periods presented.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Litigation

We are involved in certain legal proceedings, as discussed in Note 6, “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, if we believe that a loss arising from such matters is probable and can be reasonably estimated, we record the estimated liability in our Condensed Consolidated Financial Statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

In addition to the policy disclosed above, the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged. For a description of those critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

The following table summarizes total revenue by product sales and other revenue (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues:
System sales	$13,576	$14,748	$(1,172)	-8%	$41,346	$41,577	$(231)	-1%
Reagent and disposable sales	64,567	52,600	11,967	23%	190,544	147,000	43,544	30%

Total product sales	78,143	67,348	10,795	16%	231,890	188,577	43,313	23%
Other revenue	2,329	2,865	(536)	-19%	6,889	8,884	(1,995)	-22%

Total revenues	$80,472	$70,213	$10,259	15%	$238,779	$197,461	$41,318	21%

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product sales by market:
Clinical Systems	$13,049	$13,955	$(906)	-6%	$39,440	$38,717	$723	2%
Clinical Reagents	54,527	45,692	8,835	19%	164,727	128,461	36,266	28%

Total Clinical	67,576	59,647	7,929	13%	204,167	167,178	36,989	22%
Non-Clinical	10,567	7,701	2,866	37%	27,723	21,399	6,324	30%

Total product sales	$78,143	$67,348	$10,795	16%	$231,890	$188,577	$43,313	23%

Clinical revenues increased $7.9 million or 13% for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $37.0 million or 22% for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase in Clinical revenues for the three month comparative period was led by growth in the Clinical Reagent business associated with the new GX instrument placements and broader test menu adoption among existing customers partially offset by a decrease in system placements in our commercial market. The increase in Clinical revenue for the nine month comparative period was led by growth in the Clinical Reagent business associated with the new GX instrument placements and broader test menu adoption among existing Commercial and HBDC customers. Although Clinical Reagent revenue for the three and nine months ended September 30, 2012 increased over previous periods, Clinical Reagent revenue was negatively affected by intermittent interruptions in the supply of Xpert cartridge parts, resulting in a back-order situation.

In the Non-Clinical market, product sales increased $2.9 million or 37% for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $6.3 million or 30% for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase in Non-Clinical revenues for the three and nine month comparative periods was primarily due to increased sales of anthrax test cartridges under the Northrop Grumman/USPS program.

The following table summarizes product sales by geographic regions (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product Sales Geographic information:
North America
Clinical	$42,726	$43,168	$(442)	-1%	$135,692	$121,571	$14,121	12%
Non-Clinical	9,167	6,197	2,970	48%	22,967	17,727	5,240	30%

Total North America	51,893	49,365	2,528	5%	158,659	139,298	19,361	14%
International
Clinical	24,850	$16,479	$8,371	51%	$68,475	$45,606	$22,869	50%
Non-Clinical	1,400	1,504	(104)	-7%	4,756	3,673	1,083	29%

Total International	26,250	17,983	8,267	46%	73,231	49,279	23,952	49%

Total product sales	$78,143	$67,348	$10,795	16%	$231,890	$188,577	$43,313	23%

North American Clinical product sales decreased $0.4 million or 1% for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $14.1 million or 12% for the nine months ended September 30, 2012 as compared to the same period in the prior year. The decrease in the three month comparative period was led by a decrease in Clinical System placements partially offset by an increase in Clinical Reagent sales to new and existing customers. The increase in the nine month comparative period was led by growth in Clinical Reagent sales to new and existing customers partially offset by a decrease in North American System placements. For the three and nine month periods, Clinical Reagent revenue was negatively affected by the intermittent interruptions in the supply of Xpert cartridge parts, resulting in a back-order situation at September 30, 2012. Non-Clinical product sales increased $3.0 million or 48% for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $5.2 million or 30 % for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase was primarily due to the increase of anthrax test cartridge sales under the Northrop Grumman/USPS program.

International product sales, which primarily represent sales in Europe, increased $8.3 million or 46% for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $24.0 million or 49% for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase in both periods was primarily driven by higher Clinical Reagent sales in addition to system placements associated with our commercial customers and HBDC program. For the three and nine month periods, Clinical Reagent revenue was negatively affected by the intermittent interruptions in the supply of Xpert cartridge parts, resulting in a back-order situation at September 30, 2012.

No single country outside of the U.S. represented more than 10% of our total revenues in any period presented.

Other Revenue

Other revenue decreased $0.5 million or 19% for the three months ended September 30, 2012 as compared to the same period in the prior year and decreased $2.0 million or 22% for the nine months ended September 30, 2012 as compared to the same period in the prior year. The decrease in the three month comparative period was primarily associated with incurring fewer costs under our cost plus programs of government grants and sponsored research. This decrease in the nine month comparative period was primarily associated with the one-time benefit related to a development and distribution agreement with one of our partners completed in 2011.

Costs and Operating Expenses

The following table summarizes costs and operating expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$39,789	$29,644	$10,145	34%	110,469	$84,208	$26,261	31%
Collaboration profit sharing	2,438	1,096	1,342	122%	5,767	3,281	2,486	76%
Research and development	16,154	15,223	931	6%	54,374	42,712	11,662	27%
Sales and marketing	15,993	12,875	3,118	24%	45,613	36,201	9,412	26%
General and administrative	11,766	9,316	2,450	26%	33,828	25,851	7,977	31%
Loss from legal settlement	15,110	—	15,110	100%	15,110	—	15,110	100%

Total costs and operating expenses	$101,250	$68,154	$33,096	49%	$265,161	$192,253	$72,908	38%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles.

Cost of product sales increased $10.1 million, or 34%, for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $26.3 million, or 31%, for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase in both periods was attributed to increased shipments of our system and reagent products and manufacturing inefficiencies resulting from scaling activities, including intermittent interruptions in the supply of Xpert cartridge parts.

Our product gross margin percentage was 49.1% and 56.0% for the three months ended September 30, 2012 and 2011, respectively. Our product gross margin percentage was 52.4% and 55.3% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in both periods was primarily attributable to manufacturing inefficiencies resulting from scaling activities, including the intermittent interruptions in the supply of Xpert cartridge parts partially offset by the phase out of certain royalty payments associated with our Clinical business and higher volume of sales. In addition, an increase in our HBDC business, which has lower gross margins, negatively impacted gross margin.

While we expect a trend of increasing product gross margins over time, we also expect moderate fluctuations from quarter to quarter, depending on product, geography and channel mix. In addition, we are expecting an increase in our HBDC business that would negatively impact gross margin in the fourth quarter of 2012.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax test cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense increased $1.3 million, or 122%, for the three months ended September 30, 2012 as compared to the same period in the prior year and increased $2.5 million, or 76%, for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase in both periods was due to the increase in anthrax test cartridge sales under the Northrop Grumman/USPS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $0.9 million or 6% for the three months ended September 30, 2012 as compared to the same period in the prior year. This increase was primarily due to an increase in salaries and employee-related expenses and an increase in stock-based compensation expense.

Research and development expenses increased $11.7 million, or 27%, for the nine months ended September 30, 2012 as compared to the same period in the prior year. This increase was primarily due to an increase in salaries and employee-related expenses, an increase in beta and clinical trials, as development efforts on many of our projects continued to progress and an increase in stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $3.1 million, or 24%, for the three months ended September 30, 2012 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and an increase in stock-based compensation expense.

Sales and marketing expenses increased $9.4 million, or 26%, for the nine months ended September 30, 2012 as compared to the same period in the prior year. The increase is primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and as a result of the two acquisitions we completed during the three months ended March 31, 2012 and an increase in stock based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $2.5 million, or 26%, for the three months ended September 30, 2012 as compared to the same period in the prior year. The increase was primarily due to an increase in legal expenses, an increase in salaries and employee-related expenses and an increase in stock-based compensation expense.

General and administrative expenses increased $8.0 million, or 31%, for the nine months ended September 30, 2012 as compared to the same period in the prior year. The increase was primarily due to an increase in legal expenses, an increase in salaries and employee-related expenses and an increase in stock-based compensation expense.

Litigation Settlement

Litigation settlement of $15.1 million consists of a charge related to the Abaxis settlement in September 2012. For further detail, please refer to Note 6 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Nine Months Ended September 30,
	2012	2011	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(232)	$14,296	$(14,528)
Net cash used in investing activities	(36,681)	(12,117)	(24,564)
Net cash provided by financing activities	26,521	29,172	(2,651)

The net cash used in operating activities was $0.2 million in the first nine months in 2012. It was primarily comprised of net loss, the payment of $17.3 million to settle the Abaxis litigation and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The primary working capital uses of cash for the nine months ended September 30, 2012 were increases in inventory, prepaid expenses and other current assets and decreases in accrued compensation partially offset by increases in accounts payable and other current liabilities and deferred revenue and a decrease in accounts receivable.

The net cash provided by operating activities was $14.3 million in the first nine months in 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. Cash used by changes in working capital for the nine months ended September 30, 2011 was primarily driven by increases in inventory, prepaid expenses and other current assets and accounts receivable partially offset by increases in accounts payable and other current liabilities and accrued compensation.

The net cash used in investing activities was $36.7 million in the first nine months in 2012. It was primarily comprised of net capital expenditures, the cost of acquisitions, net of cash received and cash paid for an intangible asset.

The net cash used in investing activities was $12.1 million in the first nine months in 2011. It was primarily comprised of net capital expenditures, the cost of an asset acquisition and payments for technology licenses.

The net cash provided by financing activities was $26.5 million in the first nine months in 2012. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options.

The net cash provided by financing activities was $29.2 million in the first nine months in 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by payments made against our notes payable.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of September 30, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our forward contracts was $86.1 million and $14.2 million at September 30, 2012 and December 31, 2011, respectively.

Off-Balance-Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the nine months ended September 30, 2012 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, South Africa, the Benelux region, Japan, China and the United Kingdom, and we pay payroll and other expenses in local currencies. In the first nine months of 2012 and 2011, international product sales were 31.6% and 26.1%, respectively, of our product sales. Our international sales are predominantly in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by $1.6 million at September 30, 2012 and unrealized gain by approximately $1.4 million at December 31, 2011. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for us to amend our counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, we filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim of inequitable conduct and filed an answer to our other counterclaims. On July 15, 2011, we filed our opposition to the motion, and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. On August 24, 2011, we filed a motion for a partial summary judgment that asserted U.S. Patent No. 5,624,597 does not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted the Company’s motion. On May 17, 2012, the Company filed a motion for partial summary judgment that asserted U.S. Patents No. 5,776,563 and 6,251,684 are invalid. On May 31, 2012, Abaxis filed its opposition to our motion, and on June 7, 2012, we filed our reply. On August 8, 2012, the Court issued a written order denying our motion. On September 24, 2012, we and Abaxis entered into a comprehensive agreement (the “Settlement Agreement”) resolving all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and counterclaims by us against Abaxis. The parties agreed that the settlement was intended solely as a compromise of disputed claims, and was not a concession or determination that either party admitted any liability, wrongdoing, or the truth of any allegations related to such litigation. Under the Settlement Agreement, we and Abaxis agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by us of $17.3 million. We accounted for this transaction and allocated the consideration in accordance with ASC 450, Accounting for Contingencies, and ASC 605-25 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. Specifically, the amount recorded in the Condensed Consolidated Statement of Operations as Litigation settlement in the three months ended September 30, 2012 represented the fair value of the royalty paid on past revenue streams and the residual amount after allocating value to the future revenue streams. The allocation of the $17.3 million was accounted for as follows: 1) $8.7 million related to the royalty due on past revenues, 2) $2.1 million related to the fair value of the royalty due on the future revenue stream and 3) $6.4 million related to the settlement of litigation. In the quarter ended September 30, 2012, we recorded $15.1 million in the Statement of Operations as Litigation settlement which represents the royalty due on past revenues and the settlement of litigation components. As of September 30, 2012, we recorded $2.1 million as an intangible asset which represents the fair value of the future royalty. We will amortize this intangible on a straight-line basis through expiration of the patents in the claim.

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. . On August 21, 2012 we filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of U.S. Patent No. 5,804,375; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155. Management believes that the possibility that this legal proceeding will result in a material adverse effect on the Company’s business is remote.

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

Prior to our 2011 fiscal year, we had incurred operating losses in each annual fiscal year since our inception. For the three and nine months ended September 30, 2012 we incurred a loss of $21.3 million and $25.7 million, respectively. We experienced net losses of approximately $22.5 million in 2009, $5.9 million in 2010 and we achieved profitability for the first time for our 2011 fiscal year. As of September 30, 2012, we had an accumulated deficit of approximately $231.2 million. Our ability to be profitable for 2012 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop, secure regulatory approval for, and market additional effective GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors and the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program. The amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions. and our ability to secure sufficient cartridge parts and increase manufacturing throughput of our cartridge production. For example, for the three months ended September 30, 2012, we experienced lower than expected revenue that affected our profitability, due primarily to intermittent interruptions in the supply of Xpert cartridge parts. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, third-party freight costs, increases in manufacturing costs associated with our operations, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, our ability to improve manufacturing efficiencies, including resolution of manufacturing production issues and availability of parts supply, license fees or royalties we may be required to pay and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. For example, for the three months ended March 31, 2012, we incurred higher than expected losses due to increased freight costs, especially internationally, the scale-up of manufacturing operations and increased research and development expenses driven primarily by our beta and clinical trials, as well as litigation settlement costs. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may not achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, interruptions in manufacturing, manufacturing production issues and availability of parts supply, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders, changes in procedures or protocols with respect to testing or manufacturing inefficiencies. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

The comprehensive healthcare reform legislation includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe will include all of our Clinical products sold in the U.S. Our future operating results will be negatively impacted by the annual excise tax, which in turn could cause the price of our stock to decline.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS reported more than $8 billion and $5 billion in losses for the 2010 and 2011 fiscal years, respectively, and a loss of over $11.6 billion for the nine months ended September 30, 2012. Additionally, the USPS continues to implement cost savings measures. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

We may face risks associated with acquisitions of companies, products and technologies, and our business could be harmed if we are unable to address these risks.

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. In February 2012, we acquired assets from an entity in Germany and acquired a company in South Africa. We have limited experience in successfully acquiring and integrating business, products and technologies and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefit of these acquisitions or investments, including our 2012 acquisitions. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate the acquired assets from an entity in Germany, the acquired South Africa company or any other acquired companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenue could be diminished and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, for the three months ended September 30, 2012, we experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency or our manufacturing operations and our resulting gross margin. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

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

We depend on certain single source suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, during the three months ended September 30, 2012, we experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, many companies are experiencing financial difficulties as a result of the continued economic uncertainty. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, GenProbe, which was acquired by Hologic, in August 2012, and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market. Furthermore, any failure in the overall BDS program, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

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

We have a relatively small sales force compared to some of our competitors. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. Additionally, our 2012 acquisitions mean that we now directly sell our products in Germany and South Africa and the failure to successfully transition a territory from a distributor sales model to a direct sales model, could result in lower revenues than we previously received from our distributor in that territory. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, which cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 1 “Legal Proceedings.” Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to this claim and others that may arise in the future of patent infringement would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. For example, in August 2012, we initiated a legal proceeding in the U.S. District Court for the Northern District of California requesting such court to find that we do not infringe certain patents held by Roche. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Any public announcements related to these suits could cause our stock price to decline.

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

We intend to expand our international sales and marketing activities, including through our direct sales operations and through relationships with additional international distribution partners. For example, as a result of our 2012 acquisitions, we now directly sell our products in Germany and South Africa. As our international expansion continues, we may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering geographic markets that are less receptive to sales from foreign entities.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical and sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining and training personnel with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

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

Our manufacturing facilities are located in Sunnyvale, California, Bothell, Washington, and in Bromma and Solna, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended September 30, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $46.00 to $31.97 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number		Incorporated by Reference			Filing Date	Filed Herewith
	Exhibit Description	Form	File No.	Exhibit

10.1*	Confidential Settlement Agreement, dated as of September 24, 2012 by and between Cepheid and Abaxis, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference			Filing Date	Filed Herewith
	Exhibit Description	Form	File No.	Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101**	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 2nd day of November 2012.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Confidential Settlement Agreement, dated as of September 24, 2012 by and between Cepheid and Abaxis, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.