Form 10-K
period 2012-12-31
CEPHEID
filed 2013-02-28
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.9 billion based on the closing sale price for the registrant’s common stock on the NASDAQ Global Select Market on that date of $44.65 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 7, 2013 there were 66,833,085 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on April 30, 2013, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Report.

III

2012 ANNUAL REPORT ON FORM 10-K

Cepheid® , the Cepheid logo, GeneXpert®, Xpert®, Xpertise and SmartCycler are trademarks of Cepheid.

FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: our ability to successfully expand manufacturing capacity; our success in increasing our direct sales and the effectiveness of our sales personnel; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully introduce and sell products in the Clinical market other than healthcare associated infections products; lengthy sales cycles in certain markets, including the High Burden Developing Country (“HBDC”) program; variability in systems placements and reagent pull-through in our HBDC program and the level of sales throughout that program; the impact of competitive products and pricing; the performance and market acceptance of our new products; sufficient customer demand; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to develop and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; and other uncertainties related to regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical market, as well as for application in our legacy Non-Clinical market. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the U.S. market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

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

In September 2009, we launched the GeneXpert Infinity-48 system (“Infinity”) for high volume testing. The Infinity uses robotic cartridge handling and a full touch screen driven menu to run up to 1,300 independent molecular tests during any 24-hour period, depending on test selection. In July 2011, we introduced the GeneXpert Infinity-80 (“Infinity-80”), our highest throughput system, comprised of up to 80 modules, enabling more than 2,000 tests to be run during a 24-hour period, yet occupying the same footprint as the GeneXpert Infinity-48. In July 2012, we introduced the GeneXpert Infinity-48s, comprised of up to 48 modules in a footprint that is almost two feet less in width than the original Infinity-48 and still enables up to 1,300 tests to be run during a 24-hour period.

The GeneXpert system, including the Infinity systems, represents a paradigm shift in molecular diagnostics in terms of ease-of-use, flexibility and scalability, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, rapid results, in most cases approximately one hour, and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.

The paradigm shift represented by the GeneXpert system includes: 1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode; 2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technologists; and 3) the scalability of the instrument, currently from one to 80 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for smaller institutions or for testing at the point of patient care. Our GeneXpert system can provide rapid results with frequently superior test specificity and sensitivity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, reducing the likelihood of human error and contamination. As a result, the system is particularly well suited to perform “nested” PCR, a detection method that can provide an enhanced level of sensitivity, but that has historically been discouraged because of the high risk of cross-contamination during processing in an open lab environment. This method performs an additional amplification of the target sequence after the first PCR amplification.

We currently have available a broad and expanding menu of tests for use on our systems, spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. Our reagents and tests are marketed along with our systems on a worldwide basis.

OUR STRATEGY

Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver accurate and rapid results. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR, 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. In addition, in order to more rapidly expand our test pipeline, we work and plan to continue to work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we will be focusing key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Extend geographic reach. Our International sales and marketing operations are headquartered in France. We have direct sales forces in the United Kingdom (“UK”), France, the Benelux region, Germany and South Africa, and we have offices in Dubai, China and Japan. We will continue to expand our international commercial operations capability on both a direct and distributor basis in 2013 and beyond.

•

Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in High Burden Developing Countries (“HBDC”) following the World Health Organization’s endorsement of the Xpert Mycobacterium tuberculosis/rifampicin (“MTB/RIF”) test in late 2010. Our program to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices showed considerable momentum in 2012. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

PRODUCTS

Our product portfolio consists of tests, reagents and systems for the Clinical and Non-Clinical markets. Our two main systems are 1) the GeneXpert system, including the Infinity systems, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small, self-contained cartridge, enabling rapid molecular testing 24 hours a day, 7 days a week, offering medically relevant results when and where they are needed most, and 2) the SmartCycler, which is a system that integrates DNA amplification and detection for rapid batch or random access analysis in “real-time”.

In the Clinical market, we offer tests for both the GeneXpert and the SmartCycler systems in the areas of healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. These tests include U.S. Food and Drug Administration (“FDA”) cleared products, such as IVD medical devices, CE Marked products (“CE IVD”), Analyte Specific Reagents (“ASRs”), and Research Use Only (“RUO”) tests. As of December 31, 2012, our Xpert menu includes the following FDA and CE IVD approved tests:

Xpert BCR-ABL Monitor (CE IVD only)

Xpert C. difficile

Xpert C. difficile/epi (FDA only)

Xpert CT/NG

Xpert EV for Enterovirus

Xpert Flu

Xpert GBS for Group B Streptococcus

Xpert GBS for Lim broth (FDA only)

Xpert HemosIL Factor II and Factor V Leiden

Xpert MRSA

Xpert MRSA/SA-BC for Blood Culture (CE IVD only)

Xpert MRSA/SA-SSTI for Skin and Soft Tissue

Xpert MTB/RIF (CE IVD only)

Xpert Nasal Complete

Xpert vanA for vancomycin resistant enterocci (FDA only)

Xpert vanA/vanB (CE IVD only)

In the Non-Clinical market, the GeneXpert modules have been integrated into the BDS purchased by the USPS, utilizing our Bacillus anthracis test. We also sell our SmartCycler system along with general use PCR reagents and reaction tubes.

RESEARCH AND DEVELOPMENT

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 2) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 3) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 4) engineering efforts to extend the capabilities of our systems and to develop new low and high throughput systems. Total research and development expense was $71.7 million, $59.4 million and $42.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

SALES

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the U.S., United Kingdom, France, the Benelux region, Germany and South Africa are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. Clinical market sales to hospitals under 150 beds in the U.S. are handled through a distributor. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis. We often sell to end customers who are part of various Group Purchasing Organizations (“GPOs”). Sales to end customers who are part of GPOs represented 43%, 46%, and 42% of total product sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

MTB/RIF Buy-Down Program for the HBDC Market. Beginning in August 2012, we announced the first in a series of agreements with the Bill & Melinda Gates Foundation (“BMGF”), the United States President’s Emergency Plan for AIDS Relief (PEPFAR), the United States Agency for International Development (USAID) and UNITAID to buy-down the price of the Xpert MTB/RIF test in an effort to drive adoption of the technology as a critical tool in interrupting the transmission cycle of tuberculosis in HBDC countries. The purpose of the buy-down program is to decrease the price per test of Xpert MTB/RIF for HBDC customers to $9.98. Under the agreements, BMGF funded $3.5 million, USAID and PEPFAR funded $3.5 million and UNITAID will fund up to $4.1 million.

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

USPS BDS Program. In 2003, a Northrop Grumman-led consortium that included Cepheid and other subcontractors developed the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. In August 2007, we entered into a five-year master purchase agreement with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. The agreement, and subsequent purchase orders, covered the period through September 30, 2011. In the fourth quarter of 2011, we entered into another five-year master purchase agreement with Northrop Grumman for the purchase of up to $112 million of anthrax test cartridges and associated materials used in BDS. The agreement and subsequent purchase orders cover the period through September 30, 2016. In the fourth quarter of 2012, we entered into an agreement directly with the USPS to sell the anthrax test cartridges and associated materials used in BDS directly to USPS through the period ending September 30, 2016.

MANUFACTURING

Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and the FDA’s Quality System Regulations, enabling us to market our systems in the Clinical and Non-Clinical markets worldwide. In our manufacturing facilities, we assemble our systems and produce reagents and tests for use on our GeneXpert and SmartCycler systems. We assemble our disposable reaction tubes and cartridges on custom, automated assembly lines that are designed with expandable capacity. We depend on suppliers for various components used in the manufacture of the GeneXpert and SmartCycler systems, disposable reaction tubes and cartridges, some of which are our sole source for such components. In December 2012, we acquired one of our plastics molders to allow us to more rapidly and efficiently scale our manufacturing operations to meet increasing demand as our test menu expands.

BACKLOG

Our aggregate backlog of $59.6 million as of December 31, 2012 is comprised of firm orders which are expected to be converted into sales in 2013. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and F. Hoffmann-La Roche Ltd. (“Roche”) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories (“Abbott”), Becton, Dickinson and Company (“BDC”), Qiagen N.V. (“Qiagen”), Hologic Inc. (“Hologic”), Luminex Corporation (“Luminex”), and Meridian Bioscience, Inc. (“Meridian”) sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens AG (“Siemens”) and bioMerieux offer molecular tests.

We also face emerging competition from both established companies, such as Danaher and Quidel Corporation, and development stage companies that are entering these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

For the Non-Clinical market, some of our products may not need FDA or other regulatory approval; however, all of our products are being produced under ISO 13485 and Quality System Regulations.

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

In April 2004, we entered into a patent license agreement with Applera Corporation (“Applera”) for a non-exclusive worldwide license to make, use, and sell our products incorporating technology covered by Applera patents. In June 2006, the patent license agreement was expanded to include additional products. The Applera patents expired in the U.S in May of 2011, and in Europe the patents expired in April of 2012.

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

BUSINESS COMBINATIONS

In 2012, the Company spent $24.0 million, net of cash received, acquiring various businesses globally. These business include local distributors in foreign markets and plastics molders in the United States.

EMPLOYEES

As of December 31, 2012, we had 945 full-time equivalent employees worldwide. At December 31, 2012, none of our U.S. employees were represented by a labor union. Many of our employees in Sweden are under a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and discussion set forth certain information with regard to our current executive officers as of February 28, 2013:

Name	Age	Position
John L. Bishop	68	Chairman and Chief Executive Officer
Kerry J. Flom, Ph.D.	61	Executive Vice President, Chief Regulatory Officer
Philippe Jacon	53	Executive Vice President of International Commercial Operations
Andrew D. Miller	52	Executive Vice President, Chief Financial Officer
David H. Persing, M.D., Ph.D.	57	Executive Vice President and Chief Medical and Technology Officer and Director
Humberto Reyes	67	Executive Vice President, Chief Operating Officer
Joseph H. Smith	68	Executive Vice President, Business Development and General Counsel

John L. Bishop. Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002 and became the Chairman of the Board of Directors in February 2013. Mr. Bishop served as President and a director of Vysis, Inc., a genomic disease management company that was acquired by Abbott, from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation. Mr. Bishop currently serves as a director of Conceptus, Inc. In addition, he is a member of the AdvaMed Dx Board.

Kerry Flom, Ph.D. Dr. Flom was promoted to Executive Vice President, Chief Regulatory Officer in January 2013, and was our Senior Vice President, Clinical Affairs & Regulatory Submissions from January 2010 until December 2012, after having joined us in May 2004 as Vice President, Clinical Affairs & Regulatory Submissions. Prior to joining us, Dr. Flom was Senior Director, Clinical Affairs and Regulatory Submission for Abbott Molecular Diagnostics from 2001 to 2004. Prior to Abbott, Dr Flom directed the clinical affairs departments at Vysis, Inc., Baxter Health Corporation – Cardiovascular Group (presently Edwards Lifesciences), and Oncor, Inc. Before joining Oncor, Dr. Flom held clinical and R&D positions at Boehringer Mannheim Corporation (presently Roche Diagnostics), Behring Diagnostics, and Corning Corporation.

Philippe Jacon. Mr. Jacon joined us as Executive Vice President of International Commercial Operations in January 2013, responsible for our international growth strategy, encompassing both commercial sales and the HBDC program. Prior to joining us, Mr. Jacon was CEO of the Foundation for Innovative New Diagnostics (FIND) and Director General ad interim of the European Diagnostic Manufacturers Association (EDMA). Before joining EDMA in March of 2011, Mr. Jacon held a number of positions of increasing responsibility with Becton Dickinson (BD), most recently as Worldwide President of BD Diagnostics, Diagnostic Systems and Worldwide President of BD Diagnostics, Microbiology Systems. Other roles during his 23 years at BD included Vice President and General Manager for BD Medical, Diabetes Care in Europe and Vice President and General Manager for BD Medical, Pharmaceutical Systems in the United States.

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

Humberto Reyes. Mr. Reyes joined us as Senior Vice President of Operations in November 2004, became our Executive Vice President, Operations in November 2006 and became our Executive Vice President, Chief Operating Officer in May 2008. Prior to joining us, Mr. Reyes was an Operations Consultant with Brownsboro Group, LLC. from 2003 to 2004. Prior to joining Brownsboro, Mr. Reyes was a Senior Operations Consultant for EXPERTech Associates, consulting in medical devices and biotech industries from 2001 to 2003. Prior to that, he was Head of Operations for OXIS Health Products Inc., which developed, manufactured and marketed products for oxidative research and wellness programs from 1997 to 2001. He is an experienced operations executive with more than 25 years of progressive management experience in the diagnostic and related industries. Mr. Reyes’ work experience also includes Vice President, Operations, Dade Diagnostics at Baxter; Vice President/General Manager, Chromatography Division, Varian and Associates; and Sr. Vice President, Operations, Microgenics Corporation.

Joseph H. Smith. Mr. Smith joined us in June 2003 as Vice President, General Counsel and has served as our Senior Vice President of Business Development and General Counsel from April 2004 until December 2012 and was promoted to Executive Vice President of Business Development and General Counsel in January 2013. He has been Secretary since March 2004. From 1989 to 2002, Mr. Smith was Vice President of Intellectual Property at Applied Biosystems (now Life Technologies Corporation) and its predecessors, a biotechnology research equipment company, and from 2002 to 2003 was its Senior Vice President for Business Development. Prior to Applied Biosystems, Mr. Smith was a partner in the law firm of Wiseman, Jones, and Smith; and prior to that he was a member of the Technical Legal Department of Hewlett-Packard.

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

We have a history of operating losses and may not achieve profitability again.

For the year ended 2012, we experienced a net loss of $20.0 million and, prior to our fiscal year ended 2011, we incurred operating losses in each annual fiscal year since our inception. We experienced a net loss of approximately $5.9 million in 2010 and we achieved profitability for the first time in 2011, with a net profit of $2.6 million. As of December 31, 2012, we had an accumulated deficit of approximately $225.6 million. Our ability to be profitable for 2013 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, secure regulatory approval of additional GeneXpert tests, continued growth in sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. For example, during each of the three months ended December 31, 2012 and September 30, 2012, we experienced lower than expected revenue that affected our profitability, due primarily to intermittent interruptions in the supply of Xpert cartridge parts. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the resources we devote to developing and supporting our products, increases in manufacturing costs associated with our operations, our ability to improve manufacturing efficiencies, third-party freight costs, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our product gross margin, we may not achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenues could be diminished, and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, for each of the three months ended December 31, 2012 and September 30, 2012, we experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency or our manufacturing operations and our resulting gross margin. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components, and if such suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, for each of the three months ended December 31, 2012 and September 30, 2012, we experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In December 2012, we acquired one of our plastic molders with the objective of expanding and improving the reliability of our supply chain. In addition, many companies are experiencing financial difficulties as a result of the continued economic uncertainty. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems products can be lengthy, particularly during uncertain economic conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations and, accordingly, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes, the result of which is that the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

If we cannot successfully commercialize our products, our business could be harmed.

If our tests for use on our systems do not gain continued market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not continue to experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timely expansion of our menu of tests;

•	our ability to fulfill orders;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	the demand for the tests we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.

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

The regulatory processes applicable to our products and operations are expensive, time-consuming and uncertain, and may prevent us from obtaining required approvals for the commercialization of some of our products.

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it would endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, or CDRH, issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. We continue to monitor the CDRH’s implementation of its plan of action and analyze how its decisions will impact the approval of our products. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issued a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process, our business may be adversely impacted.

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

Our manufacturing facilities located in Sunnyvale and Lodi, California, Seattle, Washington and Stockholm, Sweden, where we assemble and produce the GeneXpert and SmartCycler systems, cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion and therefore harm our business.

Our HBDC program exposes us to increased risks of variability and unpredictable operating results.

Our HBDC program exposes us to risks that are additional and different from the risks associated with our other commercial operations, including among other things:

•

the participants in our HBDC program are located in less developed countries, exposing us to customers in countries that may have less political, social or economic stability and less developed infrastructure and legal systems;

•

the sales cycle in our HBDC program is lengthy and unpredictable, as HBDC program participants are frequently dependent upon governmental agencies and/or non-governmental organizations with additional administrative processes, causing variability and unpredictability in our operating results;

•	our HBDC business has lower gross margins and, therefore, growth in our HBDC business negatively impacts our gross margins as a whole; and

•

our collaborative partners and other supporters, such as FIND, BMGF, USAID and the World Health Organization, may cease to devote financial resources to or otherwise cease to support, our HBDC program.

An increase in variable and unpredictable operating results and/or an adverse development relating to one or more of these risks could negatively impact our business, results of operations and financial condition. Additionally, our HBDC program facilitates the expansion of our other commercial operations into additional geographic locations and, to the extent that our HBDC program is ineffective as a result of one or more of these risks, the international expansion of our other commercial operations could suffer.

The federal medical device tax by the U.S. government could adversely affect our business, profitability and stock price.

The comprehensive healthcare reform legislation includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe includes all of our Clinical products sold in the U.S. Since we do not intend to pass this tax onto our customers, if we are unable to identify other cost savings in our business, our future operating results could be harmed, which in turn could cause the price of our stock to decline.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. In 2012, we acquired one of our plastics molders in the United States and two of our international distributors. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits, including our 2012 acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate the acquired manufacturing company or any other acquired companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the U.S. economy and continued sovereign debt, monetary and financial uncertainties globally. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, Hologic, Luminex, and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, and bioMerieux, offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

We have a relatively small sales force compared to some of our competitors. In addition, we have recently undergone changes in the leadership of our sales organization. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, which cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Item 3 “Legal Proceedings.” Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future of patent infringement would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the U.S. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the U.S. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

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

Our manufacturing facilities are located in Sunnyvale and Lodi, California, Seattle, Washington, and Stockholm, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

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

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS reported more than $15 billion and $5 billion in losses for the 2012 and 2011 fiscal years, respectively. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these reforms and enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules and standards and the implementation of new accounting rules or standards, such as the new lease accounting or revenue recognition rules, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During fiscal year 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $28.12 to $46.00 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Sunnyvale, California. As of February 1, 2013, we owned or leased approximately 580,000 square feet of building space, primarily in the U.S., and to a lesser extent Europe, South Africa, Dubai, Japan and China. We own a building in Toulouse, France, and the remaining building space we occupy is pursuant to leases expiring through December 2020. Our manufacturing sites are located in the U.S. and Sweden.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3.	LEGAL PROCEEDINGS

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against us, alleging that our Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, we filed our response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to our answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that we breached a licensing contract for the above-referenced patents. On December 17, 2010, we answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for us to amend our counterclaims. On April 12, 2011, we filed our amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, we filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss our defenses and counterclaim of inequitable conduct and filed an answer to our other counterclaims. On July 15, 2011, we filed our opposition to the motion, and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. On August 24, 2011, we filed a motion for a partial summary judgment that asserted U.S. Patent No. 5,624,597 did not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted the Company’s motion. On May 17, 2012, the Company filed a motion for partial summary judgment that asserted U.S. Patents No. 5,776,563 and 6,251,684 are invalid. On May 31, 2012, Abaxis filed its opposition to our motion, and on June 7, 2012, we filed our reply. On August 8, 2012, the Court issued a written order denying our motion. On September 24, 2012, we and Abaxis entered into a comprehensive agreement (the “Settlement Agreement”) resolving all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and counterclaims by us against Abaxis. The parties agreed that the settlement was intended solely as a compromise of disputed claims, and was not a concession or determination that either party admitted any liability, wrongdoing, or the truth of any allegations related to such litigation. Under the Settlement Agreement, we and Abaxis agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by us of $17.3 million. We accounted for this transaction and allocated the consideration in accordance with ASC 450, Accounting for Contingencies, and ASC 605-25 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. Specifically, the amount recorded in the Condensed Consolidated Statement of Operations as Litigation settlement in the three months ended September 30, 2012 represented the fair value of the royalty paid on past revenue streams and the residual amount after allocating value to the future revenue streams. The allocation of the $17.3 million was accounted for as follows: 1) $8.7 million related to the royalty due on past revenues, 2) $2.1 million related to the fair value of the royalty due on the future revenue stream and 3) $6.4 million related to the settlement of litigation. In the quarter ended September 30, 2012, we recorded $15.1 million in the Statement of Operations as Litigation settlement which represented the royalty due on past revenues and the settlement of litigation components. As of September 30, 2012, we recorded $2.1 million as an intangible asset which represented the fair value of the future royalty. We are amortizing this intangible on a straight-line basis through the expiration of the patents in the claim.

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On August 21, 2012 we filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of U.S. Patent No. 5,804,375; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155. On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the ‘375 patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed our suit with respect to the ‘155 patent for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The Court left open the possibility that we could re-file our case against the ‘155 patent in the future. Management believes that the possibility that these legal proceedings will result in a material adverse effect on our business is remote.

We may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings that will result in a material adverse effect on our business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results in operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF THE EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on the NASDAQ Global Select Market under the symbol CPHD. The high and low prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Select Market, were as follows:

	High	Low
Fiscal year ended December 31, 2012
First Quarter	$45.00	31.86
Second Quarter	45.19	34.10
Third Quarter	46.00	31.55
Fourth Quarter	36.13	28.12

Fiscal year ended December 31, 2011
First Quarter	$28.35	$22.70
Second Quarter	34.96	28.20
Third Quarter	40.98	29.71
Fourth Quarter	42.65	29.90

On February 7, 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $36.02 per share. On February 7, 2013, there were approximately 122 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On December 20, 2012, in connection with the acquisition of one of our plastics molders, we issued an aggregate of 156,569 shares of our common stock to the former shareholders of the acquired company as partial consideration for their ownership of the acquired company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereof.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	7,452,000	$21.81	5,533,000
Equity compensation plans not approved by security holders (4)	181,000	$20.54	—

Total	7,633,000	$21.78	5,533,000

(1)

The number of securities remaining available for future issuance in column (c) includes (1) 1,626,000 shares of common stock authorized and available for issuance under our 2012 Employee Stock Purchase Plan (“2012 ESPP”) and (2) 3,907,000 shares of common stock authorized and available for issuance under out 2006 Equity Incentive Plan (“2006 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to the lesser of (i) 500,000 shares or (ii) an amount determined by the Compensation Committee of the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the 2012 ESPP as of December 31, 2012.
(2)	We issue securities under our 2006 Equity Incentive Plan (“2006 Plan”) in forms other than options, warrants or rights. We may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. Under the 2006 Plan, non-employee directors are automatically granted a non-qualified stock option and/or an initial grant of restricted stock units that, in the aggregate, equals 20,000 stock option equivalents with the mix of stock options and restricted stock units and equivalency ratio to be determined from time to time at the discretion of the Board upon initial election or appointment to the Board. On the date of the first Board meeting following each annual shareholder meeting each non-employee director then in office for longer than six months will automatically be granted a non-qualified stock option and/or a grant of restricted stock units that, in the aggregate, equals 10,400 stock option equivalents with the mix of stock options and restricted stock units and equivalency ratio to be determined from time to time at the discretion of the Board. For purposes of determining the amount and mix of restricted stock units and stock options for 2013, the Board has determined to grant one restricted stock unit as equivalent to an option grant to purchase three shares of common stock. The Board may also make discretionary grants to purchase common stock to any non-employee director. Under the terms of our 2006 Plan, each award other than a stock option or stock appreciation right will reduce the number of shares remaining available for future issuance in column (c) by 1.75 shares for each share subject to such award.
(3)	We have made awards of restricted stock under our 2006 Plan in forms which do not require a payment by the recipient to us at the time of exercise or vesting. Accordingly, the weighted average exercise price in column (b) does not take these awards into consideration.
(4)	Includes 66,000 shares of common stock issuable to Michael Fitzgerald, an executive of the Company, and 115,000 shares of common stock issuable to Nicolaas Arnold, a former executive officer of the Company, as non-plan inducement grants pursuant to Section 5635(c)(4) of The NASDAQ Stock Market Rule.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-Year total return provided shareholders on Cepheid’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2007 and its relative performance is tracked through 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12
Cepheid	100.00	39.39	47.36	86.34	130.59	128.50
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$321,548	$265,524	$206,876	$165,185	$159,383
Other revenues	9,664	12,051	5,592	5,442	10,244

Total revenues	331,212	277,575	212,468	170,627	169,627
Cost of product sales	153,365	122,840	105,135	95,542	89,714
Gross profit on product sales	168,183	142,684	101,741	69,643	69,669
Income (loss) from operations	(21,324)	3,815	(5,344)	(23,366)	(23,650)
Net income (loss)	$(20,043)	$2,627	$(5,917)	$(22,502)	$(22,387)
Basic net income (loss) per common share	$(0.30)	$0.04	$(0.10)	$(0.39)	$(0.39)
Diluted net income (loss) per common share	$(0.30)	$0.04	$(0.10)	$(0.39)	$(0.39)
Shares used in computing basic net income (loss) per share	65,812	62,735	59,712	58,206	57,101
Shares used in computing diluted net income (loss) per share	65,812	66,750	59,712	58,206	57,101

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investments and put option	$95,779	$115,008	$79,538	$60,717	$48,017
Working capital	147,090	148,153	95,565	60,852	32,211
Total assets	331,544	286,670	220,611	198,126	183,979
Short-term obligations:
Bank borrowing	—	—	—	14,618	14,639
Current portion of note payable	183	—	1,679	108	—
Current portion of deferred revenue	9,599	8,176	8,207	2,923	2,834
Long-term obligations:
Note payable, less current portion	1,685	—	4,991	732	—
Accumulated deficit	(225,598)	(205,555)	(208,182)	(202,265)	(179,763)
Total shareholders’ equity	$247,542	$211,833	$153,662	$127,566	$128,824

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. . In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: our ability to expand manufacturing capacity; our success in increasing our direct sales and the effectiveness of our sales personnel; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic instruments; our ability to successfully introduce and sell products in the Clinical market, other than healthcare associated infections products; lengthy sales cycles in certain markets, including the High Burden Developing Country (“HBDC”) program; variability in systems placements and reagent pull-through in our HBDC program and the level of sales throughout that program; the impact of competitive products and pricing; the performance and market acceptance of our new products; sufficient customer demand; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and European regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

STRATEGY

We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our strategy is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver accurate and rapid results. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR; 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. In addition, in order to more rapidly expand our test pipeline, we work and plan to continue to work with strategic partners and major academic institutions and commercial organizations to develop and validate additional tests.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we will be focusing key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Extend geographic reach. Our International sales and marketing operations are headquartered in France. We have direct sales forces in the United Kingdom (“UK”), France, the Benelux region, Germany and South Africa, and we have offices in Dubai, China and Japan. We will continue to expand our international commercial operations capability on both a direct and distributor basis in 2013 and beyond.

•

Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in High Burden Developing Countries (“HBDC”) following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010. Our program to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices showed considerable momentum in 2012. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of intangible assets and goodwill, inventory valuation, warranty accrual, stock-based compensation, litigation settlement, foreign currency hedging and income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets and goodwill, the calculation of our inventory valuation adjustments, warranty accrual, settlements related to ongoing litigation, valuation of our foreign currency hedges and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, estimating the amount of inventory obsolescence and warranty costs associated with shipped products, and estimating the useful life and volatility of stock awards. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

During the third quarter of 2012, we entered into an agreement with The Bill and Melinda Gates Foundation (“BMGF”) and an agreement with The United States Agency for International Development (“USAID”) to reduce the price of our Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the High Burden Developing Countries (“HBDC”) program. We received a one-time payment of $3.5 million from BMGF during the third quarter of 2012 and a one-time payment of $3.5 million from USAID during the fourth quarter of 2012. Based on the terms of the agreements, we are recognizing revenue related to the BMGF and USAID agreements on a per-unit basis. For the year ended December 31, 2012, we recognized $4.8 million of revenue related to the BMGF and USAID agreements. In addition, we entered into an agreement with UNITAD during the fourth quarter of 2012 and received a contingent payment of $3.2 million in the first quarter of 2013. We may also receive an additional payment of $0.9 million in 2013. Under the UNITAD agreement, if certain terms are met, we may recognize up to $4.1 million of revenue related to the UNITAID agreement on a straight line basis over a period of ten years, beginning in the third quarter of 2013.

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

We review our intangible assets for impairment and conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. In 2012, 2011 and 2010, we recorded impairment charges of $1.4 million, $5.4 million and $0.3 million, respectively, related to the impairment of acquired intangible assets and license terminations.

As of December 31, 2012, our carrying value of goodwill was $37.7 million. We annually review our goodwill for impairment. If our fair value exceeds our net book value including goodwill, then goodwill is not considered impaired. As we operate in one segment, the initial step is to compare our fair value as determined by our market capitalization to our net book value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. Otherwise, we would estimate expected future cash flows of our business, which operates in a number of markets and geographical regions. We would then determine the carrying value of our business and compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. At December 31, 2012, we determined that goodwill was not impaired.

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

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2012 or December 31, 2011.

The Company currently sells products through its direct sales force and through third-party distributors. There were no direct customers that accounted for 10% or more of total product sales for the year ended December 31, 2012 or 2011. There was one direct customer that accounted for 11% of total product sales for the year ended December 31, 2010. No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

Litigation

We are involved in certain legal proceedings, as discussed in Note 7, “Commitments and Contingencies” of Notes to the Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, if we believe that a loss arising from such matters is probable and can be reasonably estimated, we record the estimated liability in our Consolidated Financial Statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

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

We warrant our systems to be free from defects for a period of generally 12 to 15 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using management’s estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2012 and 2011, the accrued warranty liability at each period end was $2.0 million.

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

•	Expected volatility is based on the blend of historical volatility of the past period equal to our expected term and the current implied volatility.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Expected dividend is based on our expectation of issuing a dividend over the expected term. We have never issued dividends.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2012, 2011 and 2010, we did not recognize significant interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2012 and 2011, we had no significant accrued interest or penalties.

Foreign Currency Hedging

We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted net revenue, cost of sales and operating expense denominated in currencies other than the U.S. dollar. Our foreign currency cash flow hedges mature generally within twelve months. For derivative instruments that are designated and qualify as cash flow hedges, we initially record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The effective portion of cash flow hedges is reported in the same financial statement line item as the changes in value of the hedged item. The notional principle amounts of our outstanding derivative instruments designated as cash flow hedges are $79.3 million as of December 31, 2012. We had no outstanding derivative instruments designated as cash flow hedges as of December 31, 2011. The notional principle amounts of our outstanding derivative instruments not designated as cash flow hedges is $9.2 million and $14.2 million as of December 31, 2012 and 2011, respectively. During fiscal year 2012, there was no significant impact to results of operations as a result of discontinued cash flow hedges.

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenues

The following table illustrates the components of revenues (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Revenues:
System sales	$55,447	$61,948	$(6,501)	-10%	$61,948	$46,416	$15,532	33%
Reagent and disposable sales	266,101	203,576	62,525	31%	203,576	160,460	43,116	27%

Total product sales	321,548	265,524	56,024	21%	265,524	206,876	58,648	28%
Other revenue	9,664	12,051	(2,387)	-20%	12,051	5,592	6,459	116%

Total revenues	$331,212	$277,575	$53,637	19%	$277,575	$212,468	$65,107	31%

Product Sales

The following table illustrates product sales in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Product sales by market:
Clinical Systems	$52,805	$58,634	$(5,829)	-10%	$58,634	$42,538	$16,096	38%
Clinical Reagents	233,503	177,435	56,068	32%	177,435	131,253	46,182	35%

Total Clinical	286,308	236,069	50,239	21%	236,069	173,791	62,278	36%
Non-Clinical	35,240	29,455	5,785	20%	29,455	33,085	(3,630)	-11%

Total product sales	$321,548	$265,524	$56,024	21%	$265,524	$206,876	$58,648	28%

Clinical revenues increased $50.2 million, or 21%, in 2012 as compared to 2011. The increase in Clinical revenues for 2012 was led by growth in Clinical Reagents associated with new GeneXpert instrument placements to new and existing customers and broader test menu adoption among existing customers. The Clinical Reagent growth was led by 147% growth of our Xpert MTB/RIF test in HBDC countries, 17% growth of our Xpert MRSA test, and 45% growth of our Xpert C. difficile test. Clinical Systems revenue decreased primarily due to fewer shipments of our GeneXpert systems to our commercial customers partially off-set by an increase in shipments to our customers in our High Burden Developing Countries (“HBDC”) program. In addition, Clinical revenues increased $62.3 million, or 36%, for 2011 as compared to 2010. The increase in Clinical revenues for 2011 was led by growth in Clinical Reagents associated with new GeneXpert instrument placements to new and existing customers and broader test menu adoption among existing customers in our North American and International markets. In addition, Clinical Systems revenue increased primarily due to increased shipments of our GeneXpert systems primarily to our customers in our HBDC program and in North America.

In the Non-Clinical market, product sales increased in 2012 compared to 2011. The increase was primarily due to greater shipments of anthrax test cartridges to Northrop Grumman/USPS. In the Non-Clinical market, product sales decreased in 2011 compared to 2010. These decreases were primarily due to fewer shipments of anthrax test cartridges to Northrop Grumman/USPS as well as decreased SmartCycler system sales.

We expect our Clinical product sales to continue to increase in 2013 with the continued expansion of the healthcare associated infections, critical infectious disease, sexual health and women’s health markets, the breadth and expansion of our test menu, and the growth of our installed base of customers. We expect Non-Clinical market product sales will decline moderately in 2013 compared to 2012 due to the overall decline in these legacy businesses.

The following table provides a breakdown of our product sales by geographic regions (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Product Sales Geographic
North America
Clinical	$190,021	$167,966	$22,055	13%	$167,966	$137,344	$30,622	22%
Non-Clinical	28,968	24,987	3,981	16%	24,987	27,310	(2,323)	-9%

Total North America	218,989	192,953	26,036	13%	192,953	164,654	28,299	17%
International
Clinical	$96,286	$68,103	$28,183	41%	$68,103	$36,447	$31,656	87%
Non-Clinical	6,273	4,468	1,805	40%	4,468	5,775	(1,307)	-23%

Total International	102,559	72,571	29,988	41%	72,571	42,222	30,349	72%

Total product sales	$321,548	$265,524	$56,024	21%	$265,524	$206,876	$58,648	28%

North American product sales increased $26.0 million, or 13%, in 2012 as compared to 2011. The increase in 2012 was due to $30.7 million, or 23%, growth in Clinical Reagent sales to new and existing customers offset by a decrease in Clinical Systems sales primarily due to fewer placements of our GeneXpert systems in the Commercial market. North American product sales increased $28.3 million, or 17%, in 2011 as compared to 2010. The increase in 2011 was primarily due to growth in both Clinical System and Clinical Reagent sales to new and existing customers, partially offset by a decrease in Non-Clinical product sales primarily due to the decrease of anthrax test cartridge sales under the USPS BDS program and decreased SmartCycler System sales.

International product sales, which primarily represent sales in EMEA, increased $30.0 million, or 41%, in 2012 as compared to 2011. This increase in 2012 was primarily due to growth in both Clinical Reagent and Clinical System sales to new and existing customers in both the Commercial market and HBDC program. International product sales increased $30.3 million, or 72%, in 2011 as compared to 2010. This increase in 2011 was primarily due to growth in Clinical Reagent sales in addition to system placements associated with our commercial customers and our HBDC program, partially offset by a decrease in Non-Clinical product sales.

Other Revenue

Other revenue decreased $2.4 million, or 20%, in 2012 as compared to 2011. This decrease was primarily associated with the reduced research and development funding of our Xpert BCR-ABL collaboration with Novartis. Other revenue increased $6.5 million, or 116%, in 2011 as compared to 2010. This increase was primarily associated with the continued research and development funding of our Xpert BCR-ABL collaboration with Novartis and our Xpert HIV Viral Load collaboration with FIND, in addition to a one-time benefit related to a development and distribution agreement with one of our partners. Other revenue varies from period to period dependent upon the number of research and development collaboration agreements we are engaged in. We expect other revenue to continue to decline in 2013.

Costs and Operating Expenses

The following table illustrates the changes in our operating expenses for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Costs and operating expenses:
Cost of product sales	$153,365	$122,840	$30,525	25%	$122,840	$105,135	$17,705	17%
Collaboration profit sharing	7,183	4,863	2,320	48%	4,863	6,806	(1,943)	-29%
Research and development	71,673	59,362	12,311	21%	59,362	42,503	16,859	40%
Sales and marketing	61,907	50,691	11,216	22%	50,691	38,840	11,851	31%
General and administrative	43,298	36,004	7,294	20%	36,004	24,528	11,476	47%
Litigation Settlement	15,110	—	15,110	100%	—	—	—	0%

Total costs and operating expenses	$352,536	$273,760	$78,776	29%	$273,760	$217,812	$55,948	26%

Cost of Product Sales

Cost of product sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of product sales also includes royalties on product sales and amortization of intangible assets related to technology licenses and intangibles assets acquired in business combinations.

Cost of product sales increased $30.5 million, or 25%, in 2012 as compared to 2011 and increased $17.7 million, or 17%, in 2011 as compared to 2010. The increase in both periods was primarily attributed to increased shipments of our Clinical System and Clinical Reagent products.

Our product gross margin percentage decreased to 52% in 2012 as compared to 54% in 2011. The decrease was primarily attributable to manufacturing inefficiencies resulting from challenges in scaling our manufacturing capacity, including the intermittent interruptions in the supply of Xpert cartridge parts, partially offset by the phase out of certain royalty payments associated with our Clinical business and a favorable product mix of higher margin tests. In addition, an increase in our HBDC business, which has lower gross margins, negatively impacted gross margin.

Our product gross margin percentage increased to 54% in 2011 as compared to 49% in 2010. The increase was primarily attributable to the phase out of certain royalty payments associated with our Clinical business, favorable product mix, manufacturing efficiencies and higher volume of sales driving lower Clinical Reagent costs, partially offset by a one-time non-cash charge of $5.4 million in the fourth quarter of 2011, which reflected the acceleration of the remaining up-front license fee due to the termination of a patent license agreement, and higher sales under our HBDC program under which we sell at higher discounts than our other commercial sales.

We expect our product gross margin will increase moderately in 2013 driven by lower Clinical Reagent costs due to manufacturing efficiencies and higher volume of sales, partially off-set by a higher volume of sales under our HBDC program.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The increase in collaboration profit sharing was the result of increased anthrax cartridge sales under the USPS BDS program. We expect our collaboration profit sharing expenses will decrease moderately in 2013 due to an expected decrease in anthrax cartridge sales to the USPS.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $12.3 million, or 21%, in 2012 as compared to the 2011. This increase is primarily due to an increase in headcount and clinical trial costs.

Research and development expenses increased $16.9 million or 40% in 2011 as compared to 2010. This increase is primarily due to an increase in headcount and clinical trial costs.

We expect a moderate increase in our research and development expenses as a percentage of revenues in 2013 driven primarily by an increase in our clinical trial costs for products currently under development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $11.2 million, or 22%, in 2012 as compared to 2011. The increase is primarily due to increased headcount and sales and marketing program costs.

Sales and marketing expenses increased $11.9 million, or 31%, in 2011 as compared to 2010. The increase is primarily due to increased headcount and sales and marketing program costs.

We expect our sales and marketing expenses to remain relatively flat as a percentage of revenues in 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $7.3 million, or 20%, in 2012 as compared to 2011. The increase is primarily due to increased headcount and legal expenses.

General and administrative expenses increased $11.5 million, or 47%, in 2011 as compared to 2010. The increase is primarily due to increased headcount and legal expenses.

We expect our general and administrative expenses to remain relatively flat as a percentage of revenues in 2013.

Litigation Settlement

During the third quarter of 2012, we entered into a settlement regarding certain issues under multiple license agreements. Pursuant to the settlement, we paid $17.3 million in cash, of which $15.1 million was recorded as Litigation settlement. The settlement is explained further in Note 7 of these Consolidated Financial Statements.

Other Income (Expense), Net

The following table illustrates the changes in our other income (expense), net for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Other income (expense), net:
Interest and other income, net	$26	$23	$3	13%	$23	$168	$(145)	-86%
Interest expense	(147)	(511)	364	-71%	(511)	(340)	(171)	50%
Foreign currency exchange gain (loss) and other	117	(655)	772	-118%	(655)	(820)	165	-20%

Total other expense, net	$(4)	$(1,143)	$1,139	-100%	$(1,143)	$(992)	$(151)	15%

Other income (expense), net primarily consists of interest income earned from our cash, cash equivalent or investment balances, interest expense related to loans or notes payable balances outstanding during the period and the effect of foreign currency exchange, net of non-qualifying derivative activity.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$2,928	$27,032	$27,343
Net cash provided by (used in) investing activities	(49,311)	(20,873)	9,716
Net cash provided by financing activities	27,163	29,188	6,546

As of December 31, 2012, we had $95.8 million in cash and cash equivalents. The $19.2 million decrease in total cash and cash equivalents from December 31, 2011 consisted primarily of $49.3 million used in investing activities partially offset by $27.2 million provided by financing activities and $2.9 million provided by operating activities. We maintain our portfolio of cash equivalents in money market funds in order to minimize market risk and preserve principal.

The net cash provided by operating activities was $2.9 million for the year ended December 31, 2012. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses partially offset by working capital uses of cash. Non-cash expenses are comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets, and impairment of acquired intangible assets and licenses. Cash used by changes in working capital for the year ended December 31, 2012 was primarily driven by increases in accounts receivables, inventory, prepaid expenses and other current assets and other non-current assets and a decrease in accounts payable and accrued compensation partially offset by an increase in deferred revenue.

The net cash provided by operating activities was $27.0 million for the year ended December 31, 2011. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses partially offset by working capital uses of cash. Non-cash expenses are comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets, impairment of acquired intangible assets and licenses and deferred rent expense. Cash used by changes in working capital for the year ended December 31, 2011 was primarily driven by increases in inventory, accounts receivable and a decrease in deferred revenue partially offset by increases in accounts payable and other liabilities and accrued compensation.

The net cash used in investing activities was $49.3 million for the year ended December 31, 2012. It was primarily comprised of the cost of acquisitions, net of cash acquired and the purchase of capital assets mainly related to leasehold improvements of our buildings under operating lease and the purchase of additional manufacturing equipment.

The net cash used in investing activities was $20.9 million for the year ended December 31, 2011. It was primarily comprised of the purchase of capital assets mainly related to leasehold improvements of our buildings under operating lease and the purchase of additional manufacturing equipment and payments made related to patent licenses.

Consistent with prior years, we expect our capital expenditures to remain relatively flat as a percentage of revenues in 2013 due to investment in the capacity and continued automation of our manufacturing operations to support the growth in our GeneXpert test revenue.

The net cash provided by financing activities was $27.2 million for the year ended December 31, 2012. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options.

The net cash provided by financing activities was $29.2 million for the year ended December 31, 2011. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options partially offset by paying off the outstanding balance of our notes payable.

Lease, Purchase and Minimum Royalty Commitments

The following table summarizes our lease, purchase and minimum royalty commitments at December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$72,796	$7,903	$18,989	$20,024	$25,880
Purchase obligations	33,922	25,845	4,645	3,432	—
Minimum royalties	3,137	555	1,102	1,168	312

	$109,855	$34,303	$24,736	$24,624	$26,192

Lease Commitments

We lease office space under arrangements expiring through 2020. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. Net rent expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 was $8.4 million, $6.3 million and $4.1 million, respectively.

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

Off-Balance-Sheet Arrangements

As of December 31, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign currency risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2012 was transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, South Africa, the Benelux region, Japan, China and the United Kingdom. For the years ended December 31, 2012, 2011 and 2010, international product sales were 32%, 27% and 20%, respectively, of our product sales. Our international sales are predominantly made in EMEA countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We have a foreign currency hedging program that we use to mitigate our exposure to foreign currency gains and losses. As part of this program, we may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized loss by $1.6 million at December 31, 2012. We do not hold or purchase any currency contracts for trading purposes.

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

Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2013

/s/ JOHN L. BISHOP	/s/ ANDREW D. MILLER
John L. Bishop	Andrew D. Miller
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited Cepheid’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cepheid’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Cepheid and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Part IV Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2012 and 2011, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cepheid’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 28, 2013

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$95,779	$115,008
Accounts receivable, less allowance for doubtful accounts of $176 thousand and $61 thousand as of December 31, 2012 and 2011, respectively	43,999	35,375
Inventory	70,114	62,239
Prepaid expenses and other current assets	9,448	5,245

Total current assets	219,340	217,867
Property and equipment, net	54,830	35,833
Other non-current assets	913	730
Intangible assets, net	18,767	13,795
Goodwill	37,694	18,445

Total assets	$331,544	$286,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,701	$32,167
Accrued compensation	16,540	17,928
Accrued royalties	7,992	8,357
Accrued other liabilities	4,235	3,086
Current portion of deferred revenue	9,599	8,176
Current portion of notes payable	183	—

Total current liabilities	72,250	69,714
Long-term portion of deferred revenue	1,156	2,003
Note payable, less current portion	1,685	—
Other liabilities	8,911	3,120

Total liabilities	84,002	74,837

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 66,603,884 and 64,157,348 shares issued and outstanding at December 31, 2012 and 2011, respectively	355,867	324,211
Additional paid-in capital	117,217	93,144
Accumulated other comprehensive income	56	33
Accumulated deficit	(225,598)	(205,555)

Total shareholders’ equity	247,542	211,833

Total liabilities and shareholders’ equity	$331,544	$286,670

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Total product sales	$321,548	$265,524	$206,876
Other revenues	9,664	12,051	5,592

Total revenues	331,212	277,575	212,468

Costs and operating expenses:
Cost of product sales	153,365	122,840	105,135
Collaboration profit sharing	7,183	4,863	6,806
Research and development	71,673	59,362	42,503
Sales and marketing	61,907	50,691	38,840
General and administrative	43,298	36,004	24,528
Litigation settlement	15,110	—	—

Total costs and operating expenses	352,536	273,760	217,812

Income (loss) from operations	(21,324)	3,815	(5,344)
Other income (expense):
Interest and other income, net	26	23	168
Interest expense	(147)	(511)	(340)
Foreign currency exchange gain (loss) and other	117	(655)	(820)

Other expense, net	(4)	(1,143)	(992)

Income (loss) before benefit from (provision for) income taxes	(21,328)	2,672	(6,336)
Benefit from (provision for) income taxes	1,285	(45)	419

Net income (loss)	$(20,043)	$2,627	$(5,917)

Basic net income (loss) per share	$(0.30)	$0.04	$(0.10)

Diluted net income (loss) per share	$(0.30)	$0.04	$(0.10)

Shares used in computing basic net income (loss) per share	65,812	62,735	59,712

Shares used in computing diluted net income (loss) per share	65,812	66,750	59,712

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(20,043)	$2,627	$(5,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	140	(693)	355
Loss recognized in other comprehensive income	(401)	—	—
Loss reclassified from accumulated comprehensive income to earnings	285	—	—

Comprehensive income (loss)	$(20,019)	$1,934	$(5,562)

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Share- holders’ Equity
Balance at December 31, 2009	58,645	273,052	56,408	371	(202,265)	127,566
Net loss	—	—	—	—	(5,917)	(5,917)
Foreign currency translation adjustment	—	—	—	355	—	355
Issuance of shares of common stock under employee and director option plans	1,450	12,280	—	—	—	12,280
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	16,323	—	—	16,323
Issuance of shares of common stock under employee stock purchase plan	474	3,055	—	—	—	3,055

Balance at December 31, 2010	60,569	288,387	72,731	726	(208,182)	153,662
Net income	—	—	—	—	2,627	2,627
Foreign currency translation adjustment	—	—	—	(693)	—	(693)
Issuance of shares of common stock under employee and director option plans	3,213	32,128	—	—	—	32,128
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	20,413	—	—	20,413
Issuance of shares of common stock under employee stock purchase plan	375	3,696	—	—	—	3,696

Balance at December 31, 2011	64,157	324,211	93,144	33	(205,555)	211,833
Net loss					(20,043)	(20,043)
Unrealized loss related to cash flow hedging	—	—	—	(117)	—	(117)
Foreign currency translation adjustment	—	—	—	140	—	140
Issuance of shares of common stock under employee and director option plans	2,060	22,373	—	—	—	22,373
Shares issued for purchase of a business	157	4,577	—	—	—	4,577
Stock-based compensation related to stock options and awards and employee stock purchase plan	—	—	24,073	—	—	24,073
Issuance of shares of common stock under employee stock purchase plan	230	4,706	—	—	—	4,706

Balance at December 31, 2012	66,604	355,867	117,217	56	(225,598)	247,542

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(20,043)	$2,627	$(5,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,446	10,298	9,326
Amortization of intangible assets	4,965	6,523	6,966
Impairment of acquired intangible assets and licenses	1,399	5,372	271
Stock-based compensation related to employees and consulting services rendered	24,496	19,768	16,615
Unrealized gain on auction rate securities	—	—	(1,714)
Unrealized loss on put option	—	—	1,844
Changes in operating assets and liabilities:
Accounts receivable	(6,443)	(7,830)	(4,394)
Inventory	(5,105)	(23,982)	124
Prepaid expenses and other current assets	(2,714)	(237)	(1,426)
Other non-current assets	(172)	(122)	(113)
Accounts payable and other current liabilities	(5,740)	11,365	(5,027)
Accrued compensation	(1,736)	5,334	3,726
Deferred revenue	575	(2,084)	7,062

Net cash provided by operating activities	2,928	27,032	27,343

Cash flows from investing activities:
Capital expenditures	(23,150)	(18,922)	(12,909)
Acquisition of leasehold improvements	—	—	125
Payments for technology licenses	(2,140)	(1,655)	(1,000)
Cost of acquisitions, net of cash acquired	(24,021)	(296)	(1,300)
Proceeds from maturities of marketable securities	—	—	24,800

Net cash provided by (used in) investing activities	(49,311)	(20,873)	9,716

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options and awards	27,079	35,857	15,334
Proceeds from bank borrowing	156	—	—
Proceeds from notes payable	—	—	6,448
Principal payments of bank borrowing	—	—	(14,618)
Principal payments of notes payable	(72)	(6,669)	(618)

Net cash provided by financing activities	27,163	29,188	6,546

Effect of exchange rate change on cash	(9)	123	147

Net increase in cash and cash equivalents	(19,229)	35,470	43,752
Cash and cash equivalents at beginning of year	115,008	79,538	35,786

Cash and cash equivalents at end of year	$95,779	$115,008	$79,538

Supplemental Cash Flow Information:
Cash paid for interest	$124	$207	$225
Cash paid for taxes	$1,051	$50	$626

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Cepheid (the “Company” or “we”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s legacy Non-Clinical market. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. On July 1, 2012, the Company changed the functional currency for certain foreign subsidiaries from the local currency to the U.S. dollar due to changes in the way these businesses and their operations are structured and managed. As a result, all foreign subsidiaries are using the U.S. dollar as the functional currency effective July 1, 2012. Prior to this change, adjustments resulting from translating the foreign currency financial statements of these subsidiaries into the U.S. dollar had been included as a separate component of accumulated other comprehensive income (loss). Upon the change of the functional currency, these subsidiaries no longer generate further translation adjustments, and the accumulated translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss).

Net income (loss) includes the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the remeasurement of assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the realized results of the Company’s foreign currency hedging activities.

Within the consolidated statements of cash flows from operating and investing activities, certain amounts were reclassified to conform to the current period presentation.

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

The Company designates marketable securities and short-term investments as available-for-sale and records them at fair value. Unrealized gains and losses on investments are determined on the specific identification method. If designated as a trading security, unrealized gains and losses are recorded to current period operating results. If designated as an available-for-sale security, unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. Marketable securities and short-term investments with original maturities greater than 90 days and remaining maturities less than one year are classified as short-term; otherwise they are classified as long-term. When an investment is sold, we recognize the difference between the sales proceeds and its carrying value (determined based on specific identification) as a realized gain or loss. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis as a result of credit losses or otherwise is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost basis, any adverse changes in the investees’ financial condition and whether it is more-likely-than-not that the Company will hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s derivative instruments consist of large financial institutions of high credit standing.

The Company’s main financial institution for banking operations held 71% and 80% of the Company’s cash and cash equivalents as of December 31, 2012 and 2011, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2012 or December 31, 2011.

The Company currently sells products through its direct sales force and through distributors. There were no direct customers that accounted for 10% or more of total product sales for the year ended December 31, 2012 and 2011. There was one direct customer that accounted for 11% of total product sales for the years ended December 31, 2010. No single country outside of the U.S. represented more than 10% of the Company’s total revenues or total assets in any period presented.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of approximately $1.1 million and $1.5 million was included in inventory as of December 31, 2012 and 2011, respectively.

The components of inventories were as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$26,041	$22,731
Work in process	30,113	28,811
Finished goods	13,960	10,697

	$70,114	$62,239

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Property and equipment consisted of the following (in thousands):

	2012	2011
Land	$21	$21
Building	3,044	3,154
Scientific equipment	35,248	22,338
Manufacturing equipment	26,226	25,094
Office furniture, computers and equipment	17,994	14,636
Leasehold improvements	31,166	20,948

	113,699	86,191
Less accumulated depreciation and amortization	(58,869)	(50,358)

	$54,830	$35,833

Intangible Assets and Goodwill

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis, except for intangible assets acquired in acquisitions, which are amortized on the basis of economic useful life. Amortization of intangible assets is included in cost of product sales, research and development and sales and marketing in the Consolidated Statements of Operations.

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. In 2012, the Company recorded an impairment charge of $1.4 million to cost of product sales primarily related to acquired technology for one of its legacy products. In 2011, the Company terminated a license agreement with Roche which resulted in accelerating the amortization of the remaining up-front license fee of $5.4 million to cost of product sales. In 2010, the Company recorded an impairment charge of $0.3 million related to a license termination.

The Company annually reviews its goodwill for impairment. If the fair value of the Company exceeds its net book value including goodwill, then goodwill is not considered impaired. The Company considers market capitalization to approximate its fair value. If the market capitalization exceeds the net book value, goodwill is presumed to be unimpaired. At December 31, 2012, the Company compared its market capitalization to its net book value and determined that goodwill was not impaired. The change in the goodwill balance at December 31, 2012 from December 31, 2011 is primarily related to the acquisitions of various businesses throughout 2012.

Warranty Reserve

The Company warrants its systems to be free from defects for a period of generally 12 to 24 months from the date of sale and its disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and future costs of repairing any failures during the warranty period or replacing any disposable products with defects. The activities in the warranty provision consisted of the following (in thousands):

	2012	2011	2010
Balance at beginning of year	$1,981	$969	$652
Costs incurred and charged against reserve	(690)	(571)	(594)
Accrual related to current year product sales	662	1,583	911

Balance at end of year	$1,953	$1,981	$969

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

During the third quarter of 2012, the Company entered into an agreement with The Bill and Melinda Gates Foundation (“BMGF”) and an agreement with The United States Agency for International Development (“USAID”) to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the High Burden Developing Countries (“HBDC”) program. The Company received a one-time payment of $3.5 million from BMGF during the third quarter of 2012 and a one-time payment of $3.5 million from USAID during the fourth quarter of 2012. Based on the terms of the agreements, the Company is recognizing revenue related to the BMGF and USAID agreements on a per-unit basis. For the year ended December 31, 2012, the Company recognized $4.8 million of revenue related to the BMGF and USAID agreements. In addition, the Company entered into an agreement with UNITAD during the fourth quarter of 2012 and received a contingent payment of $3.2 million in the first quarter of 2013. The Company may also receive an additional payment of $0.9 million in 2013. Under the UNITAD agreement, if certain terms are met, the Company may recognize up to $4.1 million of revenue related to the UNITAID agreement on a straight line basis over a period of ten years, beginning in the third quarter of 2013.

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

Foreign Currency Hedging

The Company uses forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue, cost of sales and operating expenses denominated in currencies other than the U.S. dollar. The Company also enters into non-qualifying foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities. The Company’s foreign currency cash flow hedges mature generally within twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The effective portion of cash flow hedges is reported in the same financial statement line item as the changes in value of the hedged item. For non-qualifying derivative instruments, the Company records the gain or loss for each period in earnings. During fiscal year 2012, there was no significant impact to the results of operations as a result of ineffective cash flow hedges.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 4,145,000, 1,011,000 and 5,651,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Years ended December 31,
	2012	2011	2010
Basic:
Net income (loss)	$(20,043)	$2,627	$(5,917)

Basic weighted shares outstanding	65,812	62,735	59,712

Net income (loss) per share	$(0.30)	$0.04	$(0.10)

Diluted:
Net income (loss)	$(20,043)	$2,627	$(5,917)

Basic weighted shares outstanding	65,812	62,735	59,712
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	4,015	—

Diluted weighted shares outstanding	65,812	66,750	59,712

Net income (loss) per share	$(0.30)	$0.04	$(0.10)

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

2. Fair Value

The following table represents the fair value hierarchy for our financial assets (cash equivalents and short-term investments) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

Balance as of December 31, 2012:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$84,906	$—	$—	$84,906
Cash equivalent - money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,458	—	1,458

Total	$95,779	$1,458	$—	$97,237

Liabilities:
Foreign currency derivatives	$—	$1,572	$—	$1,572
Contingent consideration	—	—	550	550

Total	$—	$1,572	$550	$2,122

Balance as of December 31, 2011:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$104,136	$—	$—	$104,136
Cash equivalent - money market funds	10,872	—	—	10,872

Total	$115,008	$—	$—	$115,008

Liabilities:
Foreign currency derivatives	$—	$188	$—	$188

Total	$—	$188	$—	$188

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

Level 3 liabilities, consisting of a contingent payment to be made in connection with the acquisition of a company in 2012, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, December 31, 2012
Licenses	$27,452	$(19,464)	$7,988
Technology acquired in acquisitions	8,613	(6,843)	1,770
Customer relationships and other intangible assets acquired in acquisitions	13,700	(4,691)	9,009

	$49,765	$(30,998)	$18,767

Balance, December 31, 2011
Licenses	$25,337	$(17,356)	$7,981
Technology acquired in acquisitions	8,664	(4,435)	4,229
Other intangible assets acquired in acquisitions	4,511	(2,926)	1,585

	$38,512	$(24,717)	$13,795

The Company has recorded all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in its consolidated results as of the date of each acquisition. The tangible assets, liabilities and intangible assets (including goodwill) acquired were accounted for based on their estimated fair values. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions. The Company has not presented pro forma results of operations because these acquisitions are not material to its consolidated results of operations on either an individual or an aggregate basis.

The Company acquired a 100% interest in a distributor in South Africa and one for our plastics molders in California, U.S. on February 8, 2012 and December 20, 2012, respectively. The Company also acquired certain assets from a distributor in Germany and a distributor in Australia on January 3, 2012 and December 11, 2012, respectively. The Company has included the financial results of these companies in the consolidated financial statements from its respective acquisition dates, and the results from each of these companies were not individually material to the Company’s consolidated financial statements. These transactions had a total purchase price of $30.7 million, of which $24 million, net of cash received, was paid in cash, $1.3 million to be paid in cash after eighteen months, $4.6 million in common stock and the remainder being contingent consideration to be paid over time. These transactions were part of the ongoing expansion of the Company’s manufacturing capabilities and distribution network for the Company’s products. A summary of the fair value of the assets acquired and the liabilities assumed is as follows: acquired intangible assets of $9.2 million, property and equipment, inventory and other assets, net of liabilities, of $4.0 million, and goodwill of $17.5 million.

The contingent cash consideration will be paid pursuant to a contingent consideration calculation based on product sales of one of the acquired entities. The amount of the contingent consideration or its potential impact will be immaterial to our results of operations or financial position.

For all acquisitions completed during the year ended December 31, 2012, customer relationships have a weighted-average useful life of 5.5 years and other intangibles have a weighted-average useful life of 0.1 years.

Revenue and earnings contributions of the acquired entities were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

Acquisitions prior to 2012 were considered insignificant.

In addition, as part of the legal settlement with Abaxis in September 2012, the Company recorded an intangible asset of $2.1 million.

During the fourth quarter of 2012, the Company determined an acquired intangible asset related to existing technology of one of the Company’s legacy products, as well as certain patent licenses, were impaired. The fair value of the impaired assets was determined using the income approach. As a result, the Company recorded an impairment expense of $1.4 million primarily to cost of product sales in the Statement of Operations in the year ended December 31, 2012.

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

The Company capitalizes patent licenses and acquired intangible assets and amortizes them over their estimated useful lives on a straight-line basis. Amortization expense of intangible assets was $5.0 million, $6.5 million and $7.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2012 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2013	$5,250
2014	3,932
2015	3,039
2016	2,094
2017	1,692
Thereafter	2,760

Total expected future annual amortization	$18,767

4. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total revenue by product sales and other revenue (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
System sales	$55,447	$61,948	$46,416
Reagent and disposable sales	266,101	203,576	160,460

Total product sales	321,548	265,524	206,876
Other revenue	9,664	12,051	5,592

Total revenues	$331,212	$277,575	$212,468

The following table summarizes product sales in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,
	2012	2011	2010
Product sales by market:
Clinical Systems	$52,805	$58,634	$42,538
Clinical Reagents	233,503	177,435	131,253

Total Clinical	286,308	236,069	173,791
Non-Clinical	35,240	29,455	33,085

Total product sales	$321,548	$265,524	$206,876

The Company has distribution agreements to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Latin America, South America and other parts of the world.

The following table summarizes product sales by geographic region (in thousands):

	Years Ended December 31,
	2012	2011	2010
Product Sales Geographic information:
North America
Clinical	$190,021	$167,966	$137,344
Non-Clinical	28,968	24,987	27,310

Total North America	218,989	192,953	164,654
International
Clinical	$96,286	$68,103	$36,447
Non-Clinical	6,273	4,468	5,775

Total International	102,559	72,571	42,222

Total product sales	$321,548	$265,524	$206,876

The Company recognized product sales of $216.6 million, $189.0 million and $159.3 million for sales to U.S. customers for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, the Company has long lived-assets of $36.6 million and $24.0 million, respectively, which reside in the U.S. As of December 31, 2012 and 2011, the Company has long-lived assets of $18.2 million and $11.9 million, respectively, which reside primarily in Sweden and countries in the European Monetary Union.

5. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to LIFE under its collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $7.2 million, $4.9 million and $6.8 million for the years ended December 31, 2012, 2011, 2010 respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

6. Collaborative Agreements and Contracts

Novartis

In October 2010, the Company entered into a collaboration with Novartis for the commercialization of a test for monitoring the BCR-ABL gene transcript in peripheral blood specimens from patients diagnosed with Ph+ CML. To fund development and clinical trial costs, Cepheid received an upfront fee of $5.0 million in October 2010 from Novartis and $3.0 million in payments throughout 2011. The Company recognized revenue related to this agreement of $2.0 million, $3.0 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foundation for Innovative New Diagnostics

In May 2006, the Company entered into an agreement with the FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, the Company was responsible for the development of a 6-color GeneXpert instrument to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed the Company at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of our Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND will fund $5.1 million in development costs throughout the two-year contract. In the first quarter of 2011, the Company and FIND entered into a $1.0 million agreement with FIND to fund the development of a remote calibration kit for its GeneXpert system family. The Company recognized revenue from FIND of $2.2 million, $1.8 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

MTB/RIF Buy Down Program for the HBDC Market

During the third quarter of 2012, the Company entered into an agreement with The Bill and Melinda Gates Foundation (“BMGF”) and an agreement with The United States Agency for International Development (“USAID”) to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the High Burden Developing Countries (“HBDC”) program. The Company received a one-time payment of $3.5 million from BMGF during the third quarter of 2012 and a one-time payment of $3.5 million from USAID during the fourth quarter of 2012. Based on the terms of the agreements, the Company is recognizing revenue related to the BMGF and USAID agreements on a per-unit basis. For the year ended December 31, 2012, the Company recognized $4.8 million of revenue related to the BMGF and USAID agreements. In addition, the Company entered into an agreement with UNITAD during the fourth quarter of 2012 and received a contingent payment of $3.2 million in the first quarter of 2013. The Company may also receive an additional payment of $0.9 million in 2013. Under the UNITAD agreement, if certain terms are met, the Company may recognize up to $4.1 million of revenue related to the UNITAID agreement on a straight line basis over a period of ten years, beginning in the third quarter of 2013.

LIFE and Northrop Grumman Corporation

In October 2002, the Company entered into a collaboration agreement with LIFE to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents will be manufactured by LIFE for packaging by the Company into its GeneXpert test cartridges and sold by the Company for use in the BDS. This agreement calls for the computed gross margin on sales of anthrax cartridges for the USPS BDS program to be equally shared between the Company and LIFE.

In August 2007, the Company entered into a five-year master purchase agreement with Northrop Grumman for the purchase of up to $200 million in anthrax test cartridges and associated materials used in BDS. In the fourth quarter of 2011, the Company entered into another five-year master purchase agreement with Northrop Grumman for the purchase of up to $112 million of anthrax test cartridges and associated materials used in BDS. The agreement and subsequent purchase orders cover the period through September 30, 2016. In the fourth quarter of 2012, the Company entered into an agreement directly with the USPS to sell the anthrax test cartridges and associated materials used in BDS directly to USPS through the period ending September 30, 2016.

7. Commitments, Contingencies and Legal Matters

The following table summarizes the Company’s lease, purchase and minimum royalty commitments at December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$72,796	$7,903	$18,989	$20,024	$25,880
Purchase obligations	33,922	25,845	4,645	3,432	—
Minimum royalties	3,137	555	1,102	1,168	312

	$109,855	$34,303	$24,736	$24,624	$26,192

Lease Commitments

As of December 31, 2012, the Company leased approximately 560,000 square feet of building space, primarily in the U.S., and to a lesser extent Europe, South Africa, Dubai, Japan and China. The building space we occupy is pursuant to leases expiring through December 2020. Our manufacturing sites are located in the U.S. and Sweden. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. As of December 31, 2012 and 2011, the Company accrued $1.0 million and $0.7 million, respectively, of asset retirement obligations for certain buildings currently under lease. Net rent expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 was $8.4 million, $6.3 million and $4.1 million, respectively.

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

Legal Matters

On June 28, 2010, Abaxis, Inc. filed suit in U.S. District Court for the Northern District of California against the Company, alleging that the Company’s Xpert MRSA product infringes U.S. Patent No. 5,413,732, U.S. Patent No. 5,624,597, U.S. Patent No. 5,776,563 and U.S. Patent No. 6,251,684. On July 12, 2010, the Company filed its response to the suit, denying Abaxis’ allegations of infringement and asked the Court to find Abaxis’ patents invalid and not infringed. On August 5, 2010, Abaxis filed its response to the Company’s answer and counterclaim. On November 19, 2010, Abaxis filed an amended complaint in which it added allegations that the Company breached a licensing contract for the above-referenced patents. On December 17, 2010, the Company answered the amended complaint, denying breach of the licensing contract and further amending its defenses and counterclaims against Abaxis. On January 14, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim alleging that Abaxis committed inequitable conduct in procuring the asserted patents. On March 22, 2011, the Court granted Abaxis’ motion with leave for the Company to amend its counterclaims. On April 12, 2011, the Company filed its amended answer and second amended counterclaims. On June 17, 2011, upon direction by the Court, the Company filed an amended answer and third amended counterclaims. On June 29, 2011, Abaxis filed a motion to dismiss the Company’s defenses and counterclaim of inequitable conduct and filed an answer to the Company’s other counterclaims. On July 15, 2011, the Company filed its opposition to the motion, and on July 22, 2011, Abaxis filed a reply. On August 25, 2011, the Court granted Abaxis’ motion. On August 24, 2011, the Company filed a motion for a partial summary judgment that asserted U.S. Patent No. 5,624,597 did not extend beyond May 9, 2012 and not later as purported by Abaxis. On November 30, 2011, the Court granted the Company’s motion. On May 17, 2012, the Company filed a motion for partial summary judgment that asserted U.S. Patents No.

5,776,563 and 6,251,684 are invalid. On May 31, 2012, Abaxis filed its opposition to the Company’s motion, and on June 7, 2012, the Company filed its reply. On August 8, 2012, the Court issued a written order denying the Company’s motion. On September 24, 2012, the Company and Abaxis entered into a comprehensive agreement (the “Settlement Agreement”) resolving all present and future litigation relating to the alleged infringement of certain Abaxis patents by the Company and counterclaims by the Company against Abaxis. The parties agreed that the settlement was intended solely as a compromise of disputed claims, and was not a concession or determination that either party admitted any liability, wrongdoing, or the truth of any allegations related to such litigation. Under the Settlement Agreement, the Company and Abaxis agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million. The Company accounted for this transaction and allocated the consideration in accordance with ASC 450, Accounting for Contingencies, and ASC 605-25 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. Specifically, the amount recorded in the Condensed Consolidated Statement of Operations as Litigation settlement in the three months ended September 30, 2012 represented the fair value of the royalty paid on past revenue streams and the residual amount after allocating value to the future revenue streams. The allocation of the $17.3 million was accounted for as follows: 1) $8.7 million related to the royalty due on past revenues, 2) $2.1 million related to the fair value of the royalty due on the future revenue stream and 3) $6.4 million related to the settlement of litigation. In the quarter ended September 30, 2012, the Company recorded $15.1 million in the Statement of Operations as Litigation settlement which represented the royalty due on past revenues and the settlement of litigation components. As of September 30, 2012, the Company recorded $2.1 million as an intangible asset which represented the fair value of the future royalty. The Company is amortizing this intangible on a straight-line basis through the expiration of the patents in the claim.

In May 2005, the Company entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated our license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On August 21, 2012 the Company filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of U.S. Patent No. 5,804,375; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155. On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the ‘375 patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed the Company’s suit with respect to the ‘155 patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The Court left open the possibility that the Company could re-file our case against the ‘155 patent in the future. The Company believes that the possibility that these legal proceedings will result in a material adverse effect on our business is remote.

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

8. Shareholders’ Equity

Stock Option Plans

On April 27, 2006, the Company’s shareholders approved the 2006 Plan, which was approved by the Board in February 2006. On April 27, 2006, the Board also terminated the Company’s 1997 Stock Option Plan (“1997 Plan”). No new grants will be made under the 1997 Plan, and options granted or shares issued under the 1997 Plan that were outstanding on the date the 1997 Plan was terminated will remain subject to the terms of the 1997 Plan. Shares of common stock reserved for issuance under the 2006 Plan include (i) an initial authorization of 3,800,000 shares of common stock, (ii) shares reserved but unissued under the 1997

Plan as of the date the 1997 Plan was terminated and (iii) shares subject to awards granted under the 1997 Plan that are cancelled, forfeited or repurchased by the Company or expire after the 1997 Plan termination. On April 24, 2008, shareholders approved an increase to the number of shares of common stock reserved for issuance under the 2006 Plan by 1,800,000. On April 29, 2011, shareholders approved an increase to the number of shares of common stock reserved for issuance under the 2006 Plan by 3,800,000. On April 24, 2012, shareholders approved an increase to the number of shares of common stock reserved for issuance under the 2006 Plan by 5,000,000.

Under the 2006 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share awards (“PSAs”). ISOs may be granted only to employees and directors of the Board, and all other awards may be granted to Company employees and directors and to consultants, independent contractors and advisors of the Company for services rendered. Any award, other than a stock option or a SAR, shall reduce the number of shares available for issuance by 1.75 shares for each share subject to such award (for a stock option or a SAR this ratio shall remain 1:1). The 2006 Plan is administered by the Compensation Committee of the Board (“Committee”). RSAs, SBAs, RSUs and PSAs (collectively, “Full Value Equity Awards”) with vesting or settlement restrictions, as applicable, based upon completion of performance goals, have a minimum one-year vesting or settlement restriction period (the “One-Year Restriction Period”) and all other vesting or settlement restrictions, as applicable, for Full Value Equity Awards shall have a minimum three-year vesting or settlement restriction period (the “Three-Year Restriction Period” and together with the One-Year Restriction Period, the “Minimum Restriction Periods”). The Company may grant Full Value Equity Awards without taking into account the Minimum Restriction Periods, provided, that, the Company does not grant more than 10% of the aggregate shares of common stock reserved and available for grant and issuance under the 2006 Plan without the Minimum Restriction Periods. The following provides a general description of each type of award under the 2006 Plan. As of December 31, 2012, the Company had 3,907,000 shares of our common stock reserved for future issuance under the 2006 Plan.

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

A summary of option activity under all plans is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	9,752	$11.52
Granted	1,448	$19.79
Exercised	(1,388)	$8.83
Forfeited	(298)	$16.09

Outstanding, December 31, 2010	9,514	$13.03
Granted	1,501	$32.12
Exercised	(3,083)	$10.73
Forfeited	(233)	$18.63

Outstanding, December 31, 2011	7,699	$17.54
Granted	1,141	$36.68
Exercised	(1,920)	$12.93
Forfeited	(110)	$32.23

Outstanding, December 31, 2012	6,810	$21.81	3.71	$85,961

Exercisable, December 31, 2012	4,343	$16.60	2.80	$75,182
Vested and expected to vest, December 31, 2012	6,354	$21.25	3.60	$83,441

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $33.86 on the last trading day of 2012 and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $54.5 million, $69.8 million, and $14.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

A summary of all award activity, which consists of RSAs and RSUs, is as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	65	$14.60
Granted	415	$20.05
Vested	(67)	$15.08
Cancelled	(10)	$8.43

Outstanding, December 31, 2010	403	$17.92
Granted	374	$32.30
Vested	(143)	$19.89
Cancelled	(38)	$27.42

Outstanding, December 31, 2011	596	$25.87

Granted	271	$36.90
Vested	(209)	$27.62
Cancelled	(16)	$34.29

Outstanding, December 31, 2012	642	$29.74

In accordance with the 2006 Plan, RSAs and RSUs granted in 2012, 2011 and 2010, reduced the number of shares available for future grant by a factor of 1.75 for each share subject to such award.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (“2000 ESPP”) was adopted in April 2000, amended in June 2003, April 2009 and April 2012 and terminated effective August 1, 2012. The 2000 ESPP permitted eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined two-year offering periods consisting of four, six-month purchase periods. The price at which stock was purchased under the 2000 ESPP was equal to 85% of the fair market value of the common stock on the first day of the two-year offering period or the last day of the six-month purchase period, whichever was lower.

The 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s Board of Directors in February 2012 and adopted by the Company’s stockholders in April 2012. The 2012 ESPP permits eligible employees of the Company and its participating subsidiaries to purchase common stock at a discount up to a maximum of 15% of compensation through payroll deductions during defined two-year offering periods consisting of four, six-month purchase periods. The price at which stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first day of the two-year offering period or the last day of the six-month purchase period, whichever is lower. The number of shares available for future issuance increase annually equal to the lesser of (a) 500,000 shares or (b) an amount determined by the Compensation Committee of the Board.

Reserved Shares

As of December 31, 2012, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2006 Plan:
Options, RSUs and awards outstanding for all plans	7,452
Reserved for future grants	3,907
2012 ESPP	1,626

12,985

Stock-Based Compensation

Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the 2000 ESPP and 2012 ESPP, as applicable, for the years ended December 31, 2012, 2011 and 2010 was estimated using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
OPTION SHARES:
Expected Term (in years)	4.38	4.58	4.61
Volatility	0.53	0.54	0.55
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.80%	1.64%	2.13%
Estimated Forfeitures	7.63%	7.74%	7.74%
Weighted Average Fair Value	$15.70	$14.76	$9.38

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25
Volatility	0.54	0.51	0.65
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.18%	0.34%	0.46%
Weighted Average Fair Value	$13.13	$9.84	$6.90

Stock-Based Compensation Cost—The following table is a summary of the major categories of stock compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Years Ended December 31,
	2012	2011	2010
Cost of product sales	$3,087	$1,679	$2,523
Research and development	7,563	6,551	5,274
Sales and marketing	5,032	4,311	3,613
General and administrative	8,814	7,227	5,205

Total stock-based compensation cost	$24,496	$19,768	$16,615

The above stock-based compensation cost includes $2.4 million related to the 2000 ESPP and 2012 ESPP for 2012 and $2.6 million, and $1.8 million related to the 2000 ESPP for 2011 and 2010, respectively.

As of December 31, 2012, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was $26.0 million, which is net of estimated forfeitures of $6.2 million. This cost will be amortized on a straight line basis over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

As of December 31, 2012, the total compensation cost related to RSUs under the 2006 Plan not yet recognized was $14.8 million, which is net of estimated forfeitures of $3.7 million. This cost will be amortized on a straight line basis over a weighted average period of 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2012, the total compensation cost related to options to purchase the Company’s common shares under the 2012 ESPP but not yet recognized was $1.6 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the 2012 ESPP.

9. Employee Benefit Plan

The Company’s 401(k) plan allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2012, 2011 and 2010 were $1.2 million, $0.7 million, and $0.6 million, respectively.

10. Income Taxes

The income tax benefit of $1.3 million in 2012 is comprised of $2.9 million related to the release of a valuation allowance in our Swedish subsidiary, $0.4 million for research and development tax credits associated with our French subsidiary, $0.8 million for the amortization of acquired intangibles in Sweden and South Africa, and $0.3 million related to the partial release of a valuation allowance in the U.S. resulting from an acquired deferred tax liability, partially offset by $3.1 million of foreign tax expense. The income tax expense of $0.1 million in 2011 is comprised of $0.3 million of foreign tax expense and state income tax expense of $0.2 million partially offset by $0.4 million of income tax benefit primarily related to a tax credit for research and development in France, as well as to the amortization of acquired intangibles in Sweden and UK. The income tax benefit of $0.4 million in 2010 was primarily comprised of $0.5 million of income tax benefit primarily related to a tax credit for research and development in France, as well as to the amortization of acquired intangibles in Sweden and UK, partially offset by state income tax expense of $0.1 million.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards	$34,354	$32,653
Capitalized research and development costs	68	109
Research and other credit carryforwards	12,089	11,660
Stock option compensation	13,191	12,218
Other	18,516	12,690

Total deferred tax assets	78,218	69,330
Valuation allowance for deferred tax assets	(77,621)	(69,251)
Total deferred tax liability	(1,819)	(1,153)

Net deferred tax liability	$(1,222)	$(1,074)

Realizability of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets in the U.S. have been fully offset by a valuation allowance. The valuation allowance increased by $8.4 million during the year ended December 31, 2012, and decreased by $7.7 million and $4.6 million during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of $232.2 million and $293.5 million, respectively, which, if not utilized, will expire in the years 2013 through 2032 The Company also had foreign net operating loss carryforwards of $4.4 million which have no expiration. As of December 31, 2012, the Company had federal research and development tax credits of $9.0 million, which expire in the years 2018 through 2031, and state research and development tax credits of $11.6 million, which carry forward indefinitely. The Company also had foreign tax credits of $0.2 million which expire in the years 2019 through 2022.

Utilization of the Company’s net operating losses and research credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss and research credits before utilization.

Undistributed earnings of our foreign subsidiaries of approximately $2.9 million and $1.7 million at December 31, 2012 and 2011, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both federal income taxes, subject to an adjustment for foreign income tax credits and withholding taxes payable to various foreign countries. The tax impact of the distribution of such foreign earnings to the U.S. parent would not be significant, as the Company’s net operating loss carryforward amount exceeds the amount of undistributed earnings.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. For federal and state income tax purposes, the Company has open tax years from 1996 through 2012 due to net operating loss carryforwards relating to these years.

Currently, the Company is under examination by the Internal Revenue Service for its U.S. federal income tax return for the year 2010. The IRS has not proposed any adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit.

As the result of the conclusion of an IRS audit of the year 2009, during the fourth quarter of 2012, the Company released certain reserves for uncertain tax positions relating to the 2009 year, totaling $0.1 million.

Substantially all other material state, local and foreign income tax matters have been concluded for years through December 31, 2001.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2012	2011	2010
Balance at beginning of year	$6,979	$5,186	$4,741
Increase related to current year tax positions	829	—	518
Increase (decrease) for tax positions of prior years	(276)	1,793	(73)
Decrease due to lapse of statute	(64)	—	—
Decrease due to settlements	(71)	—	—

Balance at end of year	$7,397	$6,979	$5,186

At December 31, 2012 and 2011, the total gross unrecognized tax benefits were $7.4 million and $7.0 million, respectively. Of the total unrecognized tax benefits, at December 31, 2012 and December 31, 2011, $7.4 million and $7.0 million, respectively, if recognized, would affect the Company’s effective tax rate, before consideration of certain valuation allowances. The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2013.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In 2012, 2011 and 2010, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of December 31, 2012 and 2011, the Company had accrued no interest or penalties.

11. Derivative Financial Instruments

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

The Company had a net deferred loss associated with cash flow hedges of $0.1 million recorded in AOCI as of December 31, 2012. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of December 31, 2012 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2012, 2011 and 2010.

During the years ended December 31, 2012 and 2011, the Company recognized a gain of $0.4 million and $0.3 million, respectively, as a component of Foreign currency exchange gain (loss) and other. Gains or losses on derivatives not designated as hedging instruments are recorded in other income (expense). These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion, which generally offset a portion of the gain or loss on the derivative contracts.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $79.3 million as of December 31, 2012. The Company had no outstanding derivative instruments designated as cash flow hedges as of December 31, 2011. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $9.2 million and $14.2 million as of December 31, 2012 and 2011, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Consolidated Balance Sheets as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,457	$1	$1,458
Derivative Liabilities (b):
Foreign exchange contracts	(1,561)	(11)	$(1,572)

	December 31, 2011
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$—	$—	$—
Derivative Liabilities (b):
Foreign exchange contracts	—	(188)	(188)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	December 31, 2012	December 31, 2011	December 31, 2012 (a)	December 31, 2011	Location	December 31, 2012	December 31, 2011
Cash flow hedges:
Foreign exchange contracts	$(401)	$—	$(285)	$—	Other income and expense	$38	$—

Total	$(401)	$—	$(285)	$—		$38	$—

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a gain of $0.6 million within cost of sales and operating expenses and a loss of $0.9 million within net sales, respectively, were recognized within the Condensed Consolidated Statement of Operations for the year ended December 31, 2012.

12. Notes Payable

As of December 31, 2012, the Company has notes payable outstanding of $1.9 million related to a loan received from our landlord in Sweden for tenant improvements. The note carries an interest rate of 4%. There are no debt covenants associated with the note. The note payable balance will be repaid by 2016.

CEPHEID

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2012
Revenues:
Product sales	$75,293	$78,454	$78,143	$89,658
Other revenues	1,999	2,561	2,329	2,775

Total revenues	77,292	81,015	80,472	92,433

Costs and operating expenses:
Cost of product sales	35,608	35,072	39,789	42,896
Collaboration profit sharing	1,684	1,645	2,438	1,416
Research and development	22,102	16,118	16,154	17,299
Sales and marketing	14,512	15,108	15,993	16,294
General and administrative	11,051	11,011	11,766	9,470
Litigation settlement	—	—	15,110	—

Total cost and operating expenses	84,957	78,954	101,250	87,375

Income (loss) from operations	(7,665)	2,061	(20,778)	5,058
Other income (expense), net	238	(572)	89	241

Income (loss) before income tax expense	(7,427)	1,489	(20,689)	5,299
Benefit (provision) for income taxes	1,901	(354)	(607)	345

Net income (loss)	$(5,526)	$1,135	$(21,296)	$5,644

Basic net income (loss) per share	(0.08)	$0.02	$(0.32)	$0.09

Diluted net income (loss) per share	$(0.08)	$0.02	$(0.32)	$0.08

Weighted average shares used in computing basic net income (loss) per share	65,027	65,695	66,145	66,370

Weighted average shares used in computing diluted net income (loss) per share	65,207	68,869	66,145	68,787

Gross profit on product sales:
Product sales	$75,293	$78,454	$78,143	$89,658
Cost of product sales	(35,608)	(35,072)	(39,789)	(42,896)

	$39,685	$43,382	$38,354	$46,762

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to our executive officers appears under the caption “Executive Officers of the Registrant” in Item 1 to this report. All other information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of shareholders to be held on April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of shareholders to be held on April 30, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of shareholders to be held on April 30, 2013. The information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 of Part 1 of this Annual Report on Form 10-K under the heading “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of shareholders to be held on April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of shareholders to be held on April 30, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

All other schedules are omitted as the required information is inapplicable or the information is presented in “Item 8: Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report on Form 10-K.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2010	7	80	(26)	61
Year ended December 31, 2011	61	81	(81)	61
Year ended December 31, 2012	61	135	(20)	176

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

Signature	Title	Date

/S/ JOHN L. BISHOP	Chairman and Chief Executive Officer	February 28, 2013
John L. Bishop	(Principal Executive Officer)

/S/ ANDREW D. MILLER	Executive Vice President and Chief Financial	February 28, 2013
Andrew D. Miller	Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ THOMAS L. GUTSHALL	Director	February 28, 2013
Thomas L. Gutshall

/S/ THOMAS D. BROWN	Director	February 28, 2013
Thomas D. Brown

/S/ ROBERT EASTON	Director	February 28, 2013
Robert Easton

/S/ CRISTINA H. KEPNER	Lead Independent Director	February 28, 2013
Cristina H. Kepner

/S/ DEAN O. MORTON	Director	February 28, 2013
Dean O. Morton

/S/ DAVID H. PERSING, M.D., PH.D.	Executive Vice President and Chief Medical	February 28, 2013
David H. Persing, M.D., Ph.D.	and Technology Officer and Director

/S/ HOLLINGS C. RENTON	Director	February 28, 2013
Hollings C. Renton

/S/ GLENN D. STEELE, JR., M.D., PH.D.	Director	February 28, 2013
Glenn D. Steele, Jr., M.D., Ph.D.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000

3.2	Amended and Restated Bylaws	8-K		3.01	10/31/2011

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002

4.3	Rights Agreement dated September 26, 2002 between Cepheid and Computershare Trust Company as Rights Agent, which includes as Exhibit A the form of Certificate of Determination of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		3.02	10/4/2002

10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003

10.2*	2000 Employee Stock Purchase Plan, as amended	8-K		10.01	10/31/2011

10.3*	2012 Employee Stock Purchase Plan	8-K		99.02	4/26/2012

10.4*	2006 Equity Incentive Plan, as amended, and restated	8-K		99.01	4/26/2012

10.5*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000

10.6†	License Agreement, dated January 16, 1996, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000

10.7†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000

10.8†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003

10.9†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004

10.10†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004

10.11*	Offer letter dated November 4, 2004 from Cepheid to Mr. Humberto Reyes from Cepheid	10-K		10.35	2/28/2005

10.12	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005

10.13*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005

10.14*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

10.16*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007

10.17*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008

10.18*	Amended and Restated Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers	8-K		99.02	5/3/2010

10.19	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008

10.20	Credit Line Agreement dated December 5, 2008, by and between Cepheid and UBS	10-K		10.38	2/26/2009

10.21*	Offer Letter dated September 18, 2009 from Cepheid to Nicolaas Arnold	8-K		99.01	10/13/2009

10.22*	Non-Plan Stock Option Agreement for Nicolaas Arnold	8-K		99.02	10/13/2009

10.23*	Separation Agreement, effective as of February 2, 2013, between Cepheid and Nicolaas Arnold.					X

10.24†	Confidential Settlement Agreement, dated as of September 24, 2012 by and between Cepheid and Abaxis, Inc.	10-Q		10.1	11/2/2012

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see Signature page to this annual report)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS§	XBRL Instance Document					X

101.SCH§	XBRL Taxonomy Extension Schema Document					X

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
§	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.