Form 10-Q
period 2013-03-31
CEPHEID
filed 2013-05-02
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013 there were 67,106,432 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2013

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,988	$95,779
Accounts receivable, net	45,046	43,999
Inventory	78,239	70,114
Prepaid expenses and other current assets	12,907	9,448

Total current assets	238,180	219,340
Property and equipment, net	59,990	54,830
Other non-current assets	745	913
Intangible assets, net	18,207	18,767
Goodwill	37,660	37,694

Total assets	$354,782	$331,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,466	$33,701
Accrued compensation	15,926	16,540
Accrued royalties	6,859	7,992
Accrued and other liabilities	3,472	4,235
Current portion of deferred revenue	12,354	9,599
Current portion of notes payable	186	183

Total current liabilities	82,263	72,250
Long-term portion of deferred revenue	1,009	1,156
Long-term portion of notes payable	1,641	1,685
Other liabilities	8,579	8,911

Total liabilities	93,492	84,002

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 67,022,709 and 66,603,884 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	362,012	355,867
Additional paid-in capital	123,806	117,217
Accumulated other comprehensive income	757	56
Accumulated deficit	(225,285)	(225,598)

Total shareholders’ equity	261,290	247,542

Total liabilities and shareholders’ equity	$354,782	$331,544

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Sales	91,938	77,292
Costs and operating expenses:
Cost of sales	42,892	35,608
Collaboration profit sharing	2,110	1,684
Research and development	17,727	22,102
Sales and marketing	19,126	14,512
General and administrative	9,763	11,051

Total costs and operating expenses	91,618	84,957

Income (loss) from operations	320	(7,665)
Other income (expense):
Interest expense, net	(34)	(11)
Foreign currency exchange loss and other	408	249

Other income, net	374	238

Income (loss) before income taxes	694	(7,427)
Benefit from (provision for) income taxes	(381)	1,901

Net income (loss)	$313	$(5,526)

Basic net income (loss) per share	$0.00	$(0.08)

Diluted net income (loss) per share	$0.00	$(0.08)

Shares used in computing basic net income (loss) per share	66,824	65,027

Shares used in computing diluted net income (loss) per share	69,406	65,027

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$313	$(5,526)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	225
Unrealized gains and losses related to cash flow hedges:
Gain recognized in other comprehensive income	735	—
Gain reclassified from accumulated comprehensive income to the statement of operations	(34)	—

Comprehensive income (loss)	$1,014	$(5,301)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$313	$(5,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,768	2,475
Amortization of intangible assets	1,560	1,441
Unrealized exchange differences	444	—
Stock-based compensation related to employees and consulting services rendered	6,277	5,498
Changes in operating assets and liabilities:
Accounts receivable	(1,047)	1,943
Inventory	(7,814)	(5,457)
Prepaid expenses and other current assets	(3,528)	(3,538)
Other non-current assets	168	(768)
Accounts payable and other current liabilities	8,342	(1,600)
Accrued compensation	(614)	(3,071)
Deferred revenue	2,608	251

Net cash provided by (used in) operating activities	10,477	(8,352)
Cash flows from investing activities:
Capital expenditures	(8,929)	(4,587)
Payment for a technology license	(1,000)	—
Cost of acquisitions, net	—	(16,992)

Net cash used in investing activities	(9,929)	(21,579)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	6,145	19,409
Principal payment of notes payable	(41)	—

Net cash provided by financing activities	6,104	19,409
Effect of exchange rate change on cash	(443)	(495)

Net increase (decrease) in cash and cash equivalents	6,209	(11,017)
Cash and cash equivalents at beginning of period	95,779	115,008

Cash and cash equivalents at end of period	$101,988	$103,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s Non-Clinical legacy market. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

The Condensed Consolidated Balance Sheet at March 31, 2013, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2013 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Within the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and Note 3, “Segment and Significant Concentrations”, certain amounts have been reclassified to conform to the current period presentation.

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

See Note 7, “Fair Value,” for information and related disclosures regarding our fair value measurements.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.4 million and $1.1 million was included in inventory as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the components of inventory (in thousands):

	March 31, 2013	December 31, 2012
Raw Materials	$27,885	$26,041
Work in Process	31,769	30,113
Finished Goods	18,585	13,960

Inventory	$78,239	$70,114

Revenue Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred and included in cost of sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as sales.

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements. The Company sells service contracts for which revenue is deferred and recognized ratably over the contract period.

System and other sales includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract and recoverability is reasonably assured. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on our progress to completion. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

During the third quarter of 2012, the Company entered into an agreement with The Bill and Melinda Gates Foundation (“BMGF”) and an agreement with The United States Agency for International Development (“USAID”) to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the High Burden Developing Countries (“HBDC”) program. The Company received a one-time payment of $3.5 million from BMGF during the third quarter of 2012 and a one-time payment of $3.5 million from USAID during the fourth quarter of 2012. Based on the terms of the agreements, the Company has recognized revenue related to the BMGF and USAID agreements on a per-unit basis. For the three months ended March 31, 2013, the Company recognized the remaining $2.2 million of revenue related to the BMGF and USAID agreements. All revenue related to the BMGF and USAID agreements has been recognized as of March 31, 2013.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 2,372,000 and 5,226,000 for the three months ended March 31, 2013 and 2012, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income (loss)	$313	$(5,526)

Basic weighted shares outstanding	66,824	65,027

Net income (loss) per share	$0.00	$(0.08)

Diluted:
Net income (loss)	$313	$(5,526)
Basic weighted shares outstanding	66,824	65,027
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	2,582	—

Diluted weighted shares outstanding	69,406	65,027

Net income (loss) per share	$0.00	$(0.08)

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, March 31, 2013:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,452	$(19,984)	$8,468
Technology acquired in acquisitions	8,613	(6,968)	1,645
Customer relationships and other intangible assets acquired in acquisitions	13,700	(5,606)	8,094

	$50,765	$(32,558)	$18,207

Balance, December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$27,452	$(19,464)	$7,988
Technology acquired in acquisitions	8,613	(6,843)	1,770
Customer relationships and other intangible assets acquired in acquisitions	13,700	(4,691)	9,009

	$49,765	$(30,998)	$18,767

Amortization expense of intangible assets was $1.6 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2013, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2013 (remaining nine months)	$3,990
2014	4,194
2015	2,806
2016	2,176
2017	1,797
Thereafter	3,244

Total expected future annual amortization	$18,207

3. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales by type (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales:
Systems and other sales	$16,010	$15,230
Reagent and disposable sales	75,928	62,062

Total sales	$91,938	$77,292

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales by market:
Clinical Systems	$12,537	$12,501
Clinical Reagents	67,049	54,404

Total Clinical	79,586	66,905
Non-Clinical	12,352	10,387

Total sales	$91,938	$77,292

The Company currently sells products through its direct sales force and through third-party distributors. There were no customers that accounted for 10% or more of total sales for the three months ended March 31, 2013 and 2012. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable as of March 31, 2013 or December 31, 2012. The Company has distribution agreements with companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, Latin America, South America and other parts of the world.

The following table summarizes sales by geographic region (in thousands):

	Three Months Ended March 31,
	2013	2012
Geographic sales information:
North America
Clinical	$52,165	$45,499
Non-Clinical	11,391	8,865

Total North America	63,556	54,364
International
Clinical	$27,421	$21,406
Non-Clinical	961	1,522

Total International	28,382	22,928

Total sales	$91,938	$77,292

No single country outside of the U.S. represented more than 10% of the Company’s total sales or total assets in any period presented. The Company recognized sales of $59.6 million and $52.0 million for sales to U.S. customers for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company has long lived-assets of $42.0 million and $36.6 million, respectively, which reside in the U.S. As of March 31, 2013 and December 31, 2012, the Company has long-lived assets of $18.0 million and $18.2 million, respectively, located outside of the U.S., which reside primarily in Sweden and countries in the European Monetary Union.

4. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$541	$634
Research and development	1,805	1,666
Sales and marketing	1,299	1,136
General and administrative	2,632	2,062

Total stock-based compensation expense	$6,277	$5,498

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2012	6,810	$21.81
Granted	170	$36.45
Exercised	(269)	$14.69
Forfeited	(134)	$29.40

Outstanding, March 31, 2013	6,577	$22.32	3.65	$105,794

Exercisable, March 31, 2013	4,355	$17.21	2.72	$92,183
Vested and expected to vest, March 31, 2013	6,169	$21.73	3.54	$102,838

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2012	642	$29.74
Granted	52	36.01
Vested/Released	(43)	29.49
Cancelled	(15)	32.35

Outstanding, March 31, 2013	636	$30.21

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended March 31,
	2013	2012
OPTION SHARES:
Expected Term (in years)	4.37	4.44
Volatility	0.53	0.53
Expected Dividends	—%	—%
Risk Free Interest Rates	0.79%	0.70%
Estimated Forfeitures	7.63%	7.74%
Weighted Average Fair Value Per Share	$15.57	$15.24
ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.46	0.55
Expected Dividends	—%	—%
Risk Free Interest Rates	0.19%	0.16%
Weighted Average Fair Value Per Share	$12.88	$16.47

5. Income Taxes

The income tax expense of $0.4 million for the three months ended March 31, 2013 relates primarily to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with our French subsidiary and the amortization of acquired intangibles in Sweden and South Africa.

The income tax benefit of $1.9 million for the three months ended March 31, 2012 related primarily to a tax benefit recorded upon release of a valuation allowance in the Company’s Swedish subsidiary due to an operational restructuring during the quarter whereby the Swedish subsidiary earns a guaranteed profit through an intercompany services arrangement. The tax benefit for the three months ended March 31, 2012 also included a tax benefit for research and development tax credits in France and the amortization of acquired intangibles, offset by the ordinary tax expense for the Company’s various foreign subsidiaries.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company’s position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized. Based on all available objective evidence, the Company believes that it is more likely than not that the net U.S. deferred tax assets will not be fully realized. Accordingly, the Company continues to record a valuation allowance against all of its net U.S. deferred tax assets for the three months ended March 31, 2013. The Company will continue to maintain a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

For federal income tax purposes, the Company has open tax years extending from 1996 through 2012 due to net operating loss carryforwards relating to these years. Substantially all material state, local and foreign income tax matters have been concluded for years through December 31, 2002. For California state income tax purposes, the Company has open years from 2000 through 2012 due to either research credit carryovers or net operating loss carryforwards.

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

6. Commitments and contingencies

Purchase Commitments

The following table summarizes the Company’s purchase commitments at March 31, 2013 (in thousands):

Years Ending December 31,	Purchase Commitments
2013 (remaining 9 months)	$24,238
2014	3,962
2015	1,944
2016	1,716
2017	1,716
Thereafter	—

Total minimum payments	$33,576

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of our systems and reagents.

Legal Matters

In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. The

Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On August 21, 2012, the Company filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of U.S. Patent No. 5,804,375 (the “375 Patent”); and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the court issued an order granting a motion by Roche to stay the suit with respect to the 375 patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed the Company’s suit with respect to the 155 patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The Court left open the possibility that the Company could re-file its case against the 155 patent in the future. The Company believes that the possibility that these legal proceedings will result in a material adverse effect on the Company’s business is remote.

The Company may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, the Company does not believe it is party to any currently pending legal proceedings that will result in a material adverse effect on its business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

The Company responds to claims arising in the ordinary course of business. Should the Company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

7. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash equivalents) and financial liabilities (foreign currency derivatives and contingent payment) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

Balance as of March 31, 2013:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$91,115	$—	$—	$91,115
Cash equivalent—money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,385	—	1,385

Total	$101,988	$1,385	$—	$103,373

Liabilities:
Foreign currency derivatives	$—	$802	$—	$802
Contingent Consideration	—	—	200	200

Total	$—	$802	$200	$1,002

Balance as of December 31, 2012:
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$84,906	$—	$—	$84,906
Cash equivalent—money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,458	—	1,458

Total	$95,779	$1,458	$—	$97,237

Liabilities:
Foreign currency derivatives	$—	$1,572	$—	$1,572
Contingent consideration	—	—	550	550

Total	$—	$1,572	$550	$2,122

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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in other income and expense. Gains and losses related to derivatives that are designated as hedging instruments are recorded in the financial statement line item to which the derivative relates.

The Company had a net deferred gain associated with cash flow hedges of $0.6 million recorded in AOCI as of March 31, 2013. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of March 31, 2013 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are redesignated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and 2012, the Company recognized a gain of $0.9 million and $0.3 million, respectively, as a component of foreign currency exchange gain (loss) and other. Gains or losses on derivatives not designated as hedging instruments are recorded in other income (expense). These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges, which generally offset a portion of the gain or loss on the derivative contracts.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $81.0 million and $79.3 million as of March 31, 2013 and December 31, 2012, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $20.6 million and $9.2 million as of March 31, 2013 and December 31, 2012, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,377	$8	$1,385
Derivative Liabilities (b):
Foreign exchange contracts	(795)	(7)	$(802)

	December 31, 2012
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,457	$1	$1,458
Derivative Liabilities (b):
Foreign exchange contracts	(1,561)	(11)	(1,572)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	Gain Recognized in OCI— Effective Portion		Gain Reclassified from AOCI into Income— Effective Portion		Loss Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 31, 2013	March 31, 2012	March 31, 2013 (a)	March 31, 2012	Location	March 31, 2013	March 31, 2012
Cash flow hedges:
Foreign exchange contracts	$735	$—	$34	$—	Other income and expense	$(6)	$—

Total	$735	$—	$34	$—		$(6)	$—

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which ($ 0.7) million and $0.7 million were recognized within net sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: our ability to expand manufacturing capacity; our success in increasing our direct sales and the effectiveness of our sales personnel; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market, other than healthcare associated infections products; lengthy sales cycles in certain markets, including the High Burden Developing Country (“HBDC”) program; variability in systems placements and reagent pull-through in our HBDC program and the level of sales throughout that program; the impact of competitive products and pricing; sufficient customer demand; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and European regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, and ability to deliver accurate and rapid results. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•

primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•

commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•

full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “stat” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, our CT/NG test was made commercially available in the U.S. in the first quarter of 2013.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. For example, in the first quarter of 2013, we entered into license agreements with Oregon Health & Sciences University to further the development of our prostate and breast oncology tests. In addition, we will be focusing key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of March 31, 2013, we had direct sales forces in the United Kingdom (“U.K.”), France, the Benelux region, Germany, and South Africa, and we have offices in Dubai, China, Japan and Singapore. We acquired our distributor in Italy in April 2013. We will continue to expand our international commercial operations capability on both a direct and distributor basis in 2013 and beyond.

•

Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged. For a description of those critical accounting policies, please refer to our 2012 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2013 and 2012

Sales

The following table summarizes total sales by type (in thousands, except percentages):

	2013	2012	$ Change	% Change
Sales:
System and other sales	$16,010	$15,230	$780	5%
Reagent and disposable sales	75,928	62,062	13,866	22%

Total sales	$91,938	$77,292	$14,646	19%

The following table summarizes sales in the Clinical and Non-Clinical and Other markets (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Sales by market:
Clinical Systems	$12,537	$12,501	$36	0%
Clinical Reagents	67,049	54,404	12,645	23%

Total Clinical	79,586	66,905	12,681	19%
Non-Clinical	12,352	10,387	1,965	19%

Total sales	$91,938	$77,292	$14,646	19%

Clinical sales increased $12.7 million or 19% for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase in Clinical sales was primarily due to growth in the Clinical Reagent business associated with new GeneXpert system placements, broader test menu adoption among existing customers and increased reagent and system sales to our HBDC customers, partially offset by a decrease in commercial system sales.

Non-Clinical sales increased $2.0 million or 19% for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase in Non-Clinical was primarily due to increased sales of anthrax test cartridges under the USPS BDS program and increased contract, grant and research revenue.

The following table summarizes sales by geographic region (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Geographic sales information:
North America
Clinical	$52,165	$45,499	$6,666	15%
Non-Clinical	11,391	8,865	2,526	28%

Total North America	63,556	54,364	9,192	17%

International
Clinical	27,421	$21,406	$6,015	28%
Non-Clinical	961	1,522	(561)	-37%

Total International	28,382	22,928	5,454	24%

Total sales	$91,938	$77,292	$14,646	19%

North American Clinical sales increased $6.7 million or 15% for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase in North American Clinical sales was driven by an increase in Clinical Reagent sales, primarily due to growth in healthcare associated infection tests, flu tests, and our CT/NG tests to new and existing customers, partially offset by a decrease in Clinical System sales. North American Non-Clinical sales increased $2.5 million or 28% for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to an increase of anthrax test sales under the USPS BDS program.

International sales, which primarily represent sales in Europe, increased $5.5 million or 24% for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase in International sales was primarily driven by higher Clinical Reagent sales in addition to system sales associated with our HBDC program.

No single country outside of the U.S. represented more than 10% of our total sales in any period presented.

Costs and Operating Expenses

The following table summarizes costs and operating expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Costs and operating expenses:
Cost of sales	$42,892	$35,608	$7,284	20%
Collaboration profit sharing	2,110	1,684	426	25%
Research and development	17,727	22,102	(4,375)	-20%
Sales and marketing	19,126	14,512	4,614	32%
General and administrative	9,763	11,051	(1,288)	-12%

Total costs and operating expenses	$91,618	$84,957	$6,661	8%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on systems and reagent sales, amortization of intangible assets related to technology licenses and acquired intangibles, and the new U.S. medical device tax under the Affordable Care Act.

Cost of sales increased $7.3 million, or 20%, for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase was attributed to increased shipments of our system and reagent products, manufacturing inefficiencies resulting from scaling activities, primarily in our Sweden manufacturing facility, and the new U.S. medical device tax under the Affordable Care Act, which became effective January 1, 2013, partially offset by the phase-out of certain royalty payments associated with our Clinical business.

Our gross margin percentage was 53% and 54% for the three months ended March 31, 2013 and 2012, respectively. This decrease was attributable to the new U.S. medical device tax under the Affordable Care Act. In addition, manufacturing inefficiencies resulting from scaling activities, primarily in our Sweden manufacturing facility, and an increase in our HBDC sales, which have lower gross margins, offset lower royalties associated with our Clinical business.

While we expect a trend of increasing gross margins over time, we also expect moderate fluctuations from quarter to quarter, depending on product, geography and channel mix. In addition, we are expecting an increase in our HBDC business and acceleration of investments to expand our manufacturing capacity that could negatively impact gross margin for the remainder of 2013.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax test cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense increased $0.4 million, or 25%, for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase was due to the increase in anthrax test cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses decreased $4.4 million, or 20%, for the three months ended March 31, 2013 as compared to the same period in the prior year. This decrease was primarily due to a decrease in clinical trials, partially offset by increases in salaries and employee-related expenses, including stock based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.6 million, or 32%, for the three months ended March 31, 2013 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses decreased $1.3 million, or 12%, for the three months ended March 31, 2013 as compared to the same period in the prior year. The decrease was primarily due to a decrease in legal expenses, partially offset by an increase in salaries and employee-related expenses, including stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$10,477	$(8,352)	$18,829
Net cash used in investing activities	(9,929)	(21,579)	11,650
Net cash provided by financing activities	6,104	19,409	(13,305)

The net cash provided by operating activities was $10.5 million in the first three months of 2013. It was primarily comprised of net income and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2013 were increases in inventory, prepaid expenses and other current assets and accounts receivable and decreases in accrued compensation partially offset by increases in accounts payable and other current liabilities and deferred revenue and a decrease in other non-current assets.

The net cash used in operating activities was $8.4 million in the first three months in 2012. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses comprised of stock-based compensation, depreciation and amortization of property and equipment and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2012 were decreases in accounts payable and other liabilities and accrued compensation and increases in inventory, prepaid expenses and other current assets and other non-current assets partially offset by a decrease in accounts receivable and an increase in deferred revenue.

The net cash used in investing activities was $9.9 million in the first three months in 2013. It was primarily comprised of capital expenditures and cash paid for a technology license.

The net cash used in investing activities was $21.6 million in the first three months in 2012. It was primarily comprised of the cost of acquisitions, net of cash received, and capital expenditures.

The net cash provided by financing activities was $6.1 million in the first three months in 2013. It was primarily comprised of net proceeds from the issuance of common shares and exercises of stock options.

The net cash provided by financing activities was $19.4 million in the first three months in 2012. It was comprised of net proceeds from the issuance of common shares and exercises of stock options

Our sales, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of March 31, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional principal amounts of our outstanding derivative instruments designated as cash flow hedges are $81.0 million and $79.3 million as of March 31, 2013 and December 31, 2012. The notional principal amounts of our outstanding derivative instruments not designated as cash flow hedges was $20.6 million and $9.2 million as of March 31, 2013 and December 31, 2012, respectively.

Off-Balance-Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2013 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, South Africa, the Benelux region, Japan, China and the United Kingdom, and we pay payroll and other expenses in local currencies. In the three months ended March 31, 2013 and 2012, international sales were 31% and 30%, respectively, of our total sales. Our international sales are predominantly in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by $2.9 million at March 31, 2013 and unrealized gain by approximately $1.6 million at December 31, 2012. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On August 21, 2012 we filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of U.S. Patent No. 5,804,375 (the “375 Patent”); and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the court issued an order granting a motion by Roche to stay the suit with respect to the 375 patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed our suit with respect to the 155 patent for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The Court left open the possibility that we could re-file our case against the 155 patent in the future. Management believes that the possibility that these legal proceedings will result in a material adverse effect on our business is remote.

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

For the year ended 2012 and prior to our fiscal year ended 2011, we incurred operating losses in each annual fiscal year since our inception. For the three months ended March 31, 2013, we reported net income of $0.3 million. We experienced a net loss of $20.0 million in 2012, and we achieved profitability for the first time in 2011, with a net profit of $2.6 million. As of March 31, 2013, we had an accumulated deficit of approximately $225.3 million. Our ability to be profitable for the remainder of 2013 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and the sales under our HBDC program, which both have lower gross margins, the resources we devote to developing and supporting our products, increases in manufacturing costs associated with our operations, our ability to improve manufacturing efficiencies, third-party freight costs, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may not achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

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

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, we recently experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency or our manufacturing operations and our resulting gross margin. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components, and if such suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example,, we recently experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In December 2012, we acquired one of our plastic molders with the objective of expanding and improving the reliability of our supply chain. In addition, many companies are experiencing financial difficulties as a result of the continued economic uncertainty. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator

Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it would endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, or CDRH, issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. We continue to monitor the CDRH’s implementation of its plan of action and analyze how its decisions will impact the approval of our products. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issued a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and amended 510(k) submission process, our business may be adversely impacted.

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

•

our collaborative partners and other supporters, such as FIND, BMGF, USAID, Unitaid, and the World Health Organization, may cease to devote financial resources to or otherwise cease to support our HBDC program.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. In 2012, we acquired one of our plastics molders in the United States and two of our international distributors, and in April of 2013, we acquired our Italian distributor. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits, including our 2012 acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate the acquired manufacturing company or any other acquired companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, which cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

If a catastrophe strikes our manufacturing or warehousing facilities, we may be unable to manufacture or distribute our products for a substantial amount of time and we may experience inventory shortfalls, which would cause us to experience lost revenues.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the Securities and Exchange Commission adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We are currently investigating the use of conflict materials within our supply chain.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended March 31, 2013, the sale price of our common stock on the NASDAQ Global Select Market ranged from $32.25 to $39.52 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit
10.1*	Separation Agreement, effective as of February 2, 2013, between Cepheid and Nicolaas Arnold.	10-K	000-30755	10.23	02/28/13

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101**	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 2nd day of May 2013.

CEPHEID (Registrant)

/s/ John L. Bishop
John L. Bishop Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Separation Agreement, effective as of February 2, 2013, between Cepheid and Nicolaas Arnold (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed on February 28, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.