Form 10-Q
period 2013-06-30
CEPHEID
filed 2013-08-07
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 23, 2013 there were 67,451,984 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2013

Cepheid®, the Cepheid logo, GeneXpert®, Xpert® and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,030	$95,779
Accounts receivable, net	47,828	43,999
Inventory	85,010	70,114
Prepaid expenses and other current assets	15,263	9,448

Total current assets	233,131	219,340
Property and equipment, net	66,232	54,830
Other non-current assets	1,078	913
Intangible assets, net	18,516	18,767
Goodwill	39,681	37,694

Total assets	$358,638	$331,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,436	$33,701
Accrued compensation	19,204	16,540
Accrued royalties	7,330	7,992
Accrued and other liabilities	4,040	4,235
Current portion of deferred revenue	11,300	9,599
Current portion of notes payable	183	183

Total current liabilities	82,493	72,250
Long-term portion of deferred revenue	877	1,156
Long-term portion of notes payable	1,541	1,685
Other liabilities	9,750	8,911

Total liabilities	94,661	84,002

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 67,430,536 and 66,603,884 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	365,317	355,867
Additional paid-in capital	130,429	117,217
Accumulated other comprehensive income	96	56
Accumulated deficit	(231,865)	(225,598)

Total shareholders’ equity	263,977	247,542

Total liabilities and shareholders’ equity	$358,638	$331,544

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$96,012	$81,015	$187,950	$158,307

Costs and operating expenses:
Cost of sales	52,889	35,072	95,781	70,680
Collaboration profit sharing	1,425	1,645	3,535	3,329
Research and development	18,572	16,118	36,299	38,220
Sales and marketing	19,105	15,108	38,231	29,620
General and administrative	9,612	11,011	19,375	22,062

Total costs and operating expenses	101,603	78,954	193,221	163,911

Income (loss) from operations	(5,591)	2,061	(5,271)	(5,604)
Other income (expense):
Interest expense, net	(35)	—	(70)	(11)
Foreign currency exchange loss and other	(682)	(572)	(273)	(323)

Other expense, net	(717)	(572)	(343)	(334)

Income (loss) before income taxes	(6,308)	1,489	(5,614)	(5,938)
Benefit from (provision for) income taxes	(272)	(354)	(653)	1,547

Net income (loss)	$(6,580)	$1,135	$(6,267)	$(4,391)

Basic net income (loss) per share	$(0.10)	$0.02	$(0.09)	$(0.07)

Diluted net income (loss) per share	$(0.10)	$0.02	$(0.09)	$(0.07)

Shares used in computing basic net income (loss) per share	67,295	65,695	67,061	65,361

Shares used in computing diluted net income (loss) per share	67,295	68,869	67,061	65,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(6,580)	$1,135	$(6,267)	$(4,391)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(85)	—	140
Unrealized gains and losses related to cash flow hedges:
Gain/(Loss) recognized in other comprehensive income	(598)	—	137	—
Gain reclassified from accumulated comprehensive income to the statement of operations	(63)	—	(97)	—

Comprehensive income (loss)	$(7,241)	$1,050	$(6,227)	$(4,251)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,267)	$(4,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,361	6,308
Amortization of intangible assets	3,146	2,633
Unrealized exchange differences	575	—
Stock-based compensation related to employees and consulting services rendered	12,806	11,567
Changes in operating assets and liabilities:
Accounts receivable	(2,586)	761
Inventory	(14,491)	(5,950)
Prepaid expenses and other current assets	(6,454)	(7,475)
Other non-current assets	30	(105)
Accounts payable and other current liabilities	5,669	(12,233)
Accrued compensation	2,616	(1,312)
Deferred revenue	1,422	438

Net cash provided by (used in) operating activities	4,827	(9,759)

Cash flows from investing activities:
Capital expenditures	(18,974)	(11,168)
Payments for technology licenses	(1,125)	—
Cost of acquisitions, net	(3,571)	(17,462)

Net cash used in investing activities	(23,670)	(28,630)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	9,450	21,091
Principal payment of notes payable	(781)	—

Net cash provided by financing activities	8,669	21,091

Effect of exchange rate change on cash	(575)	(443)

Net decrease in cash and cash equivalents	(10,749)	(17,741)
Cash and cash equivalents at beginning of period	95,779	115,008

Cash and cash equivalents at end of period	$85,030	$97,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical market, as well as for application in the Company’s legacy Non-Clinical market. The Company’s systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.

The Condensed Consolidated Balance Sheet at June 30, 2013, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2013 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Within the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and Note 3, “Segment and Significant Concentrations”, certain amounts have been reclassified to conform to the current period presentation.

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

See Note 7, “Fair Value,” for information and related disclosures regarding the Company’s fair value measurements.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.5 million and $1.1 million was included in inventory as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the components of inventory (in thousands):

	June 30, 2013	December 31, 2012
Raw Materials	$30,574	$26,041
Work in Process	31,824	30,113
Finished Goods	22,612	13,960

Inventory	$85,010	$70,114

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

System and other sales includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract and recoverability is reasonably assured. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on the Company’s progress to completion. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer.

Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net income (loss) per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 5,542,000 and 2,100,000 for the three months ended June 30, 2013 and 2012, respectively, and 5,285,000 and 4,885,000 for the six months ended June 30, 2013 and 2012, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:

Net income (loss)	$(6,580)	$1,135	$(6,267)	$(4,391)

Basic weighted shares outstanding	67,295	65,695	67,061	65,361

Net income (loss) per share	(0.10)	$0.02	$(0.09)	$(0.07)

Diluted:

Net income (loss)	$(6,580)	$1,135	$(6,267)	$(4,391)

Basic weighted shares outstanding	67,295	65,695	67,061	65,361
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	3,174	—	—

Diluted weighted shares outstanding	67,295	68,869	67,061	65,361

Net income (loss) per share	$(0.10)	$0.02	$(0.09)	$(0.07)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated Other Comprehensive Income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-2 is effective for fiscal years beginning after December 15, 2012. The Company adopted ASU No. 2013-02 on January 1, 2013 on a prospective basis. The adoption had no material effect on the Company’s financial position or results of operations.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, June 30, 2013:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(20,525)	$8,052
Technology acquired in acquisitions	8,613	(7,092)	1,521
Customer relationships and other intangible assets acquired in acquisitions	15,470	(6,527)	8,943

	$52,660	$(34,144)	$18,516

Balance, December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$27,452	$(19,464)	$7,988
Technology acquired in acquisitions	8,613	(6,843)	1,770
Customer relationships and other intangible assets acquired in acquisitions	13,700	(4,691)	9,009

	$49,765	$(30,998)	$18,767

During the three months ended June 30, 2013, the Company purchased its Italian distributor, which was accounted for as business combination. This transaction had a total purchase price of $3.6 million, which was paid in cash. This transaction was part of the ongoing expansion of the Company’s distribution network for its equipment and reagents. A summary of the fair value of the assets acquired and the liabilities assumed is as follows: acquired intangible assets of $1.8 million, property and equipment, inventory and other assets, net of liabilities, of $0.3 million and goodwill of $1.5 million.

Amortization expense of intangible assets was $1.6 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $3.2 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2013, assuming no impairment charges (in thousands):

For the Years Ending December 31	Amortization Expense
2013 (remaining six months)	$2,451
2014	4,335
2015	3,395
2016	2,437
2017	2,058
Thereafter	3,840

Total expected future amortization	$18,516

3. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales:
Systems and other sales	$18,796	$17,100	$34,806	$32,330
Reagent and disposable sales	77,216	63,915	153,144	125,977

Total sales	$96,012	$81,015	$187,950	$158,307

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales by market:
Clinical Systems	$16,711	$13,892	$29,248	$26,393
Clinical Reagents	70,772	55,794	137,821	110,198

Total Clinical	87,483	69,686	167,069	136,591
Non-Clinical	8,529	11,329	20,881	21,716

Total sales	$96,012	$81,015	$187,950	$158,307

The Company currently sells products through its direct sales force and through third-party distributors. There were no customers that accounted for 10% or more of total sales for the three or six months ended June 30, 2013 and 2012. There was one direct customer whose accounts receivable balance represented 17% and 7% of total accounts receivable as of June 30, 2013 and December 31, 2012, respectively. The Company has distribution agreements with companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, South America and other parts of the world.

The following table summarizes sales by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Geographic sales information:
North America
Clinical	$49,906	$47,467	$102,070	$92,967
Non-Clinical	7,463	9,494	18,854	18,359

Total North America	57,369	56,961	120,924	111,326

International
Clinical	$37,577	$22,219	$64,999	$43,624
Non-Clinical	1,066	1,835	2,027	3,357

Total International	38,643	24,054	67,026	46,981

Total sales	$96,012	$81,015	$187,950	$158,307

The Company recognized sales of $55.0 million and $53.4 million to U.S. customers for the three months ended June 30, 2013 and 2012, respectively, and $114.6 million and $105.4 million for the six months ended June 30, 2013 and 2012, respectively. The Company recognized sales of $10.8 million and $3.5 million in South Africa for the three months ended June 30, 2013 and 2012, respectively, and $19.3 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively. Other than South Africa, no other single country outside the United States represented more than 10% of the Company’s total sales or total assets in any period presented. As of June 30, 2013 and December 31, 2012, the Company has long lived-assets of $46.0 million and $36.6 million, respectively, which reside in the U.S. As of June 30, 2013 and December 31, 2012, the Company has long-lived assets of $20.2 million and $18.2 million, respectively, located outside of the U.S., which reside primarily in Sweden and countries in the European Union.

4. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product sales	$841	$679	$1,381	$1,364
Research and development	2,097	1,788	3,902	3,454
Sales and marketing	1,078	1,304	2,377	2,440
General and administrative	2,514	2,247	5,146	4,309

Total stock-based compensation expense	$6,530	$6,018	$12,806	$11,567

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2012	6,810	$21.81
Granted	1,203	$38.22
Exercised	(612)	$13.85
Forfeited	(163)	$30.45

Outstanding, June 30, 2013	7,238	$25.01	3.98	$75,587

Exercisable, June 30, 2013	4,472	$19.02	2.85	$69,799

Vested and expected to vest, June 30, 2013	6,735	$24.36	3.86	$74,215

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2012	642	$29.74
Granted	347	38.20
Vested/Released	(142)	31.21
Cancelled	(23)	33.35

Outstanding, June 30, 2013	824	$32.95

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPTION SHARES:
Expected Term (in years)	4.42	4.37	4.41	4.38
Volatility	0.43	0.53	0.44	0.53
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.71%	0.84%	0.72%	0.81%
Estimated Forfeitures	7.61%	7.63%	7.63%	7.63%
Weighted Average Fair Value Per Share	$13.77	$15.79	$14.02	$15.70

ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.46	0.55	0.46	0.55
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.19%	0.16%	0.19%	0.16%
Weighted Average Fair Value Per Share	$12.88	$16.47	$12.88	$16.47

5. Income Taxes

The income tax provision of $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively, relates primarily to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with the Company’s French subsidiary and the amortization of acquired intangibles in Sweden and South Africa.

The income tax provision of $0.4 million for the three months ended June 30, 2012 related primarily to tax expense of the Company’s foreign subsidiaries, offset by research and development tax credits and net operating losses associated with the Company’s French subsidiary and the amortization of acquired intangibles in various foreign subsidiaries. The income tax benefit of $1.5 million for the six months ended June 30, 2012 related primarily to the release of a valuation allowance in the Company’s Swedish subsidiary, research and development tax credits and net operating losses associated with the Company’s French subsidiary, and the amortization of acquired intangibles in various foreign subsidiaries, offset by the ordinary tax expense of the Company’s various foreign subsidiaries.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company’s position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized. Based on all available objective evidence, the Company believes that it is more likely than not that the net U.S. deferred tax assets will not be fully realized. Accordingly, the Company continues to maintain a full valuation allowance on its U.S. deferred tax assets and will do so until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

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

6. Commitments and contingencies

Purchase Commitments

The following table summarizes the Company’s purchase commitments at June 30, 2013 (in thousands):

Years Ending December 31,	Purchase Commitments
2013 (remaining six months)	$17,013
2014	4,465
2015	1,944
2016	1,716
2017	1,716
Thereafter	—

Total minimum payments	$26,854

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s systems and reagents.

Legal Matters

In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that is subject to appeal.

Management believes that it is reasonably possible that these legal proceedings could result in a material loss (i.e. the chance of the event occurring is more than remote but less than likely). However, given the nature of arbitration and the nature of the claims in this matter, the Company is unable to estimate the amount of such possible loss.

On August 21, 2012, the Company filed a lawsuit against Roche Molecular Systems, Inc. and F. Hoffman-La Roche Ltd, for a declaratory judgment of (a) invalidity, expiration and non-infringement of the ‘375 patent; and (b) invalidity, unenforceability, expiration and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the court issued an order granting a motion by Roche to stay the suit with respect to the ‘375 patent pending resolution of the above noted arbitration proceeding. In the same order, the court dismissed the Company’s suit with respect to the ‘155 patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The court left open the possibility that the Company could re-file its case against the ‘155 patent in the future. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.

The Company may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, the Company believes that the possibility that any of the pending legal proceedings in which it is currently a party will result in a material loss is remote. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

The Company responds to claims arising in the ordinary course of business. Should the Company not be able to secure the terms it expects, the above estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

7. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash equivalents) and financial liabilities (foreign currency derivatives and contingent payment) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

Balance as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$85,030	$—	$—	$85,030
Foreign currency derivatives	—	776	—	776

Total	$85,030	$776	$—	$85,806

Liabilities:
Foreign currency derivatives	$—	$891	$—	$891
Contingent Consideration	—	—	200	200

Total	$—	$891	$200	$1,091

Balance as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$84,906	$—	$—	$84,906
Cash equivalent - money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,458	—	1,458

Total	$95,779	$1,458	$—	$97,237

Liabilities:
Foreign currency derivatives	$—	$1,572	$—	$1,572
Contingent consideration	—	—	550	550

Total	$—	$1,572	$550	$2,122

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

The Company had a net deferred loss associated with cash flow hedges of $0.1 million recorded in AOCI as of June 30, 2013. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of June 30, 2013 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three or six months ended June 30, 2013 and 2012.

During the three months ended June 30, 2013 and 2012, the Company recognized a (loss) gain of $(0.2) million and $0.9 million, respectively, and $0.7 million and $0.6 million in the six months ended June 30, 2013 and 2012, respectively, as a component of foreign currency exchange gain (loss) and other. Gains or losses on derivatives not designated as hedging instruments are recorded in other income (expense). These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges, which generally offset a portion of the gain or loss on the derivative contracts.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $85.5 million and $79.3 million as of June 30, 2013 and December 31, 2012, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $20.0 million and $9.2 million as of June 30, 2013 and December 31, 2012, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$729	$47	$776
Derivative Liabilities (b):
Foreign exchange contracts	(822)	(69)	$(891)

	December 31, 2012
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,457	$1	$1,458
Derivative Liabilities (b):
Foreign exchange contracts	(1,561)	(11)	(1,572)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended
	Loss Recognized in OCI - Effective Portion		Gain Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2013	June 30, 2012	June 30, 2013 (a)	June 30, 2012	Location	June 30, 2013	June 30, 2012
Cash flow hedges:
Foreign exchange contracts, net	$(598)	$—	$63	$—	Other expense, net	$8	$—

Total	$(598)	$—	$63	$—		$8	$—

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(0.3) million and $0.4 million were recognized within net sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2013.

	Six Months Ended
	Gain Recognized in OCI - Effective Portion		Gain Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2013	June 30, 2012	June 30, 2013 (a)	June 30, 2012	Location	June 30, 2013	June 30, 2012
Cash flow hedges:
Foreign exchange contracts, net	$137	$—	$97	$—	Other expense, net	$2	$—

Total	$137	$—	$97	$—		$2	$—

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which ($1.0) million and $1.1 million were recognized within net sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: our ability to successfully complete and bring on-line additional manufacturing lines; our ability to manage our inventory levels; consistency of product availability and delivery; sales organization productivity; improving gross margins, execution of manufacturing operations, product sales under the High Burden Developing Country (“HBDC”) program, commercial test and commercial system sales and improvements in our manufacturing scale-up activities; our success in increasing our commercial and HBDC sales and the effectiveness of our sales personnel; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market, other than healthcare associated infections products; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets for our customers; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and European regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, scalability and ability to deliver accurate and rapid results. Features of the GeneXpert system and Xpert tests include:

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, our CT/NG test was made commercially available in the U.S. in the first quarter of 2013 and our tuberculosis test will be made commercially available in the U.S. in the third quarter of 2013.

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

•

Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of June 30, 2013, we had direct sales forces in the United Kingdom (“U.K.”), France, the Benelux region, Germany, Italy and South Africa, and we have offices in Dubai, China, Japan and Singapore. We acquired our distributor in Italy in April 2013. We will continue to expand our international commercial operations capability on both a direct and distributor basis in 2013 and beyond.

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

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Sales

The following table summarizes total sales by type (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Sales:
System and other sales	$18,796	$17,100	$1,696	10%	$34,806	$32,330	$2,476	8%
Reagent and disposable sales	77,216	63,915	13,301	21%	153,144	125,977	27,167	22%

Total sales	$96,012	$81,015	$14,997	19%	$187,950	$158,307	$29,643	19%

The following table summarizes sales in the Clinical and Non-Clinical and Other markets (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Sales by market:
Clinical Systems	$16,711	$13,892	$2,819	20%	$29,248	$26,393	$2,855	11%
Clinical Reagents	70,772	55,794	14,978	27%	137,821	110,198	27,623	25%

Total Clinical	87,483	69,686	17,797	26%	167,069	136,591	30,478	22%
Non-Clinical	8,529	11,329	(2,800)	-25%	20,881	21,716	(835)	-4%

Total sales	$96,012	$81,015	$14,997	19%	$187,950	$158,307	$29,643	19%

Clinical sales increased $17.8 million, or 26%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $30.5 million, or 22%, for the six months ended June 30, 2013 as compared to the same period in the prior year. This increase in Clinical sales for the three and six month comparative periods was primarily due to growth in the commercial Clinical Reagent business associated with new GeneXpert system placements, broader test menu adoption among existing customers and increased reagent and system sales to our HBDC customers, partially offset by a decrease in commercial system sales.

Non-Clinical sales decreased $2.8 million, or 25%, for the three months ended June 30, 2013 as compared to the same period in the prior year and decreased $0.8 million, or 4%, for the six months ended June 30, 2013 as compared to the same period in the prior year. The decrease in Non-Clinical revenues for the three month comparative period was primarily due to decreases in industrial revenue, contract, grant and research revenue and sales of anthrax test cartridges under the USPS BDS program.

The following table summarizes sales by geographic region (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Geographic sales information:
North America
Clinical	$49,906	$47,467	$2,439	5%	$102,070	$92,967	$9,103	10%
Non-Clinical	7,463	9,494	(2,031)	-21%	18,854	18,359	495	3%

Total North America	57,369	56,961	408	1%	120,924	111,326	9,598	9%

International
Clinical	37,577	$22,219	$15,358	69%	64,999	$43,624	$21,375	49%
Non-Clinical	1,066	1,835	(769)	-42%	2,027	3,357	(1,330)	-40%

Total International	38,643	24,054	14,589	61%	67,026	46,981	20,045	43%

Total sales	$96,012	$81,015	$14,997	19%	$187,950	$158,307	$29,643	19%

North American Clinical sales increased $2.4 million, or 5%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $9.1 million, or 10%, for the six months ended June 30, 2013 as compared to the same period in the prior year. These increases in North American Clinical sales were driven by an increase in Xpert test sales, primarily due to growth in healthcare associated infection tests and our CT/NG test to new and existing customers, partially offset by a decrease in Clinical System sales and non-Xpert test sales. North American Non-Clinical sales decreased $2.0 million, or 21%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $0.5 million, or 3%, for the six months ended June 30, 2013 as compared to the same period in the prior year. The decrease in Non-Clinical revenue for the three month comparative period was primarily due to decreases in industrial revenue, contract, grant and research revenue and sales of anthrax test cartridges under the USPS BDS program.

International sales increased $14.6 million, or 61%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $20.0 million, or 43%, for the six months ended June 30, 2013 as compared to the same period in the prior year. This increase in International sales was primarily driven by clinical reagent sales, commercial Clinical system placements and growth in HBDC systems and reagents.

We recognized sales of $55.0 million and $53.4 million to U.S. customers for the three months ended June 30, 2013 and 2012, respectively, and $114.6 million and $105.4 million for the six months ended June 30, 2013 and 2012, respectively. We recognized sales of $10.8 million and $3.5 million in South Africa for the three months ended June 30, 2013 and 2012, respectively, and $19.3 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively. Other than South Africa, no other single country outside the United States represented more than 10% of our total sales or total assets in any period presented.

Costs and Operating Expenses

The following table summarizes costs and operating expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Costs and operating expenses:
Cost of sales	$52,889	$35,072	$17,817	51%	$95,781	$70,680	$25,101	36%
Collaboration profit sharing	1,425	1,645	(220)	-13%	3,535	3,329	206	6%
Research and development	18,572	16,118	2,454	15%	36,299	38,220	(1,921)	-5%
Sales and marketing	19,105	15,108	3,997	26%	38,231	29,620	8,611	29%
General and administrative	9,612	11,011	(1,399)	-13%	19,375	22,062	(2,687)	-12%

Total costs and operating expenses	$101,603	$78,954	$22,649	29%	$193,221	$163,911	$29,310	18%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on systems and reagent sales, amortization of intangible assets related to technology licenses and acquired intangibles and the new U.S. medical device tax under the Affordable Care Act.

Cost of sales increased $17.8 million, or 51%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $25.1 million, or 36%, for the six months ended June 30, 2013 as compared to the same period in the prior year. These increases were attributed to increased shipments of our system and reagent products, manufacturing inefficiencies and increased inventory reserves resulting from scaling activities, and the new U.S. medical device tax under the Affordable Care Act, which became effective January 1, 2013, partially offset by the phase-out of certain royalty payments associated with our Clinical business.

Our gross margin percentage was 45% and 57% for the three months ended June 30, 2013 and 2012, respectively, and 49% and 55% for the six months ended June 30, 2013 and 2012, respectively. These decreases were attributable to manufacturing inefficiencies and increased inventory reserves resulting from scaling activities, an increase in our HBDC sales, which have lower gross margins, and the new U.S. medical device tax under the Affordable Care Act, offset by lower royalties associated with our Clinical business.

While we expect a trend of increasing gross margins over time, we also expect moderate fluctuations from quarter to quarter, depending on product, geography and channel mix. Of note, our HBDC business contributes significantly lower gross margins than our commercial business. Overall, we expect our gross margin in the second half of the year to be flat to modestly up from the six months ended June 30, 2013.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax test cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense decreased $0.2 million, or 13%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $0.2 million, or 6%, for the six months ended June 30, 2013 as compared to the same period in the prior year. The change for the three and six month comparative periods was due to the fluctuation in anthrax test cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $2.5 million, or 15%, for the three months ended June 30, 2013 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses, including stock compensation, and clinical trial expenses.

Research and development expenses decreased $1.9 million, or 5%, for the six months ended June 30, 2013 as compared to the same period in the prior year. The decrease during the six month comparative period was primarily due to a decrease in clinical trials, partially offset by increases in salaries and employee-related expenses, including stock based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.0 million, or 26%, for the three months ended June 30, 2013 as compared to the same period in the prior year and increased $8.6 million, or 29%, for the six months ended June 30, 2013 as compared to the same period in the prior year. The increases in both comparative periods were primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses decreased $1.4 million, or 13%, for the three months ended June 30, 2013 as compared to the same period in the prior year and decreased $2.7 million, or 12%, for the six months ended June 30, 2013 as compared to the same period in the prior year. The decrease was primarily due to a decrease in legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$4,827	$(9,759)	$14,586
Net cash used in investing activities	(23,670)	(28,630)	4,960
Net cash provided by financing activities	8,669	21,091	(12,422)

The net cash provided by operating activities was $4.8 million in the first six months of 2013. It was primarily comprised of the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses. The primary working capital uses of cash for the six months ended June 30, 2013 were increases in inventory, prepaid expenses, accounts receivable, accrued compensation, accounts payable, other current liabilities and deferred revenue.

The net cash used in operating activities was $9.8 million in the first six months of 2012. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The primary working capital uses of cash for the six months ended June 30, 2012 were decreases in accounts payable and other liabilities and accrued compensation and increases in inventory, prepaid and other current assets and other non-current assets.

The net cash used in investing activities was $23.7 million in the first six months of 2013. It was primarily comprised of capital expenditures, the cost of an acquisition and cash paid for a technology license.

The net cash used in investing activities was $28.6 million in the first six months of 2012. It was primarily comprised of capital expenditures and the cost of acquisitions, net of cash received.

The net cash provided by financing activities was $8.7 million in the first six months of 2013. It was primarily comprised of net proceeds from the issuance of common shares and exercises of stock options.

The net cash provided by financing activities was $21.1 million in the first six months of 2012. It was comprised of net proceeds from the issuance of common shares and exercises of stock options.

Our sales, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of June 30, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional principal amounts of our outstanding derivative instruments designated as cash flow hedges are $85.5 million and $79.3 million as of June 30, 2013 and December 31, 2012, respectively. The notional principal amounts of our outstanding derivative instruments not designated as cash flow hedges was $20.0 million and $9.2 million as of June 30, 2013 and December 31, 2012, respectively.

Off-Balance-Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the six months ended June 30, 2013 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, Italy, South Africa, the Benelux region, Japan, China and the United Kingdom, and we pay payroll and other expenses in local currencies. In the six months ended June 30, 2013 and 2012, international sales were 36% and 30%, respectively, of our total sales. Our international sales are predominantly in European countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized gain by $3.0 million at June 30, 2013 and unrealized gain by approximately $1.6 million at December 31, 2012. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that is subject to appeal. We believe that we have not violated any provision of the agreement and that the asserted claim of the “375 Patent” is expired, invalid, unenforceable, and not infringed.

We believe that it is reasonably possible that these legal proceedings could result in a material loss (i.e. the chance of the event occurring is more than remote but less than likely). However, given the nature of arbitration and the nature of the claims in this matter, we are unable to estimate the amount of such possible loss.

On August 21, 2012, we filed a lawsuit against Roche Molecular Systems, Inc. and F. Hoffman-La Roche Ltd, for a declaratory judgment of (a) invalidity, expiration and non-infringement of the “375 Patent”; and (b) invalidity, unenforceability, expiration and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the court issued an order granting a motion by Roche to stay the suit with respect to the “375 Patent” pending resolution of the above noted arbitration proceeding. In the same order, the court dismissed our suit with respect to the “155 Patent” for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The court left open the possibility that we could re-file our case against the “155 Patent” in the future. We believe that the possibility that these legal proceedings will result in a material loss is remote.

We may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we believe that the possibility that any of the pending legal proceedings in which we are currently a party will result in a material loss is remote. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

We have a history of operating losses and may not achieve profitability for 2013.

For 2012 and prior to 2011, we incurred operating losses in each annual fiscal year since our inception. For the six months ended June 30, 2013, we reported net loss of $6.3 million. We experienced a net loss of $20.0 million in 2012, and we achieved profitability for the first time in 2011, with a net profit of $2.6 million. As of June 30, 2013, we had an accumulated deficit of approximately $231.9 million. Our ability to be profitable for fiscal 2013 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and the sales under our HBDC program, which both have lower gross margins, the resources we devote to developing and supporting our products, increases in manufacturing costs associated with our operations, our ability to improve manufacturing efficiencies, including improvements in our manufacturing scale-up activities, our ability to manage our inventory levels, third-party freight costs, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. For example, for the three months ended June 30, 2013, we recorded an additional reserve of approximately $3.0 million of inventory. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may not achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process and variability and timing of orders. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the three months ended June 30, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale-up activities. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenues could be diminished, and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, we recently experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency or our manufacturing operations and our resulting gross margin. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers and erode customer confidence in our product availability. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components, and if such suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, we recently experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In December 2012, we acquired one of our plastic molders with the objective of expanding and improving the reliability of our supply chain. In addition, many companies are experiencing financial difficulties as a result of the continued economic uncertainty. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

If we cannot continue to successfully commercialize our products, our business could be harmed.

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

•

our collaborative partners and other supporters, such as FIND, BMGF, USAID, Unitaid and the World Health Organization, may cease to devote financial resources to or otherwise cease to support our HBDC program.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. For example, in April of 2013, we acquired our Italian distributor. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits, including our recent acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate the recently acquired manufacturing company and distributors or any other acquired companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, Hologic, Luminex and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic and bioMerieux, offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

We have a relatively small sales force compared to some of our competitors. In addition, we have recently undergone changes in the leadership of our sales organization and are conducting a search for an executive to lead our North American sales and marketing organizations. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

Our manufacturing facilities are located in Sunnyvale and Lodi, California, Seattle, Washington and Stockholm, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended June 30, 2013, the sale price of our common stock on the NASDAQ Global Select Market ranged from $31.56 to $40.31 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1*	Offer Letter by and between Cepheid and Warren C. Kocmond.	8-K	000-30755	10.01	05/07/13

10.2*	Change of Control Retention and Severance Agreement by and between Cepheid and Warren C. Kocmond.	8-K	000-30755	10.02	05/07/13

10.3*	Separation Agreement, effective as of July 16, 2013, between Cepheid and Humberto Reyes.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

101**	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 7th day of August 2013.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Offer Letter by and between Cepheid and Warren C. Kocmond (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed on May 7, 2013).

10.2*	Change of Control Retention and Severance Agreement by and between Cepheid and Warren C. Kocmond (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed on May 7, 2013).

10.3*	Separation Agreement, effective as of July 16, 2013, between Cepheid and Humberto Reyes.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101**	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.