Form 10-Q
period 2013-09-30
CEPHEID
filed 2013-10-31
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 21, 2013 there were 67,834,531 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2013

Cepheid®, the Cepheid logo, GeneXpert®, Xpert® and SmartCycler® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,753	$95,779
Short-term investments	5,785	—
Accounts receivable, net	42,027	43,999
Inventory	101,582	70,114
Prepaid expenses and other current assets	15,976	9,448

Total current assets	234,123	219,340
Property and equipment, net	73,744	54,830
Investments	9,980	—
Other non-current assets	846	913
Intangible assets, net	17,662	18,767
Goodwill	39,681	37,694

Total assets	$376,036	$331,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,451	$33,701
Accrued compensation	18,863	16,540
Accrued royalties	4,567	7,992
Accrued and other liabilities	5,197	4,235
Current portion of deferred revenue	10,866	9,599
Current portion of notes payable	195	183

Total current liabilities	86,139	72,250
Long-term portion of deferred revenue	3,115	1,156
Long-term portion of notes payable	1,566	1,685
Other liabilities	10,006	8,911

Total liabilities	100,826	84,002

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 67,702,730 and 66,603,884 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	369,614	355,867
Additional paid-in capital	138,593	117,217
Accumulated other comprehensive income	249	56
Accumulated deficit	(233,246)	(225,598)

Total shareholders’ equity	275,210	247,542

Total liabilities and shareholders’ equity	$376,036	$331,544

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$100,081	$80,472	$288,031	$238,779
Costs and operating expenses:
Cost of sales	51,669	39,789	147,450	110,469
Collaboration profit sharing	1,410	2,438	4,945	5,767
Research and development	18,558	16,154	54,857	54,374
Sales and marketing	19,788	15,993	58,019	45,613
General and administrative	9,490	11,766	28,865	33,828
Litigation settlement	—	15,110	—	15,110

Total costs and operating expenses	100,915	101,250	294,136	265,161

Loss from operations	(834)	(20,778)	(6,105)	(26,382)
Other income (expense):	12	2	15	8
Interest expense, net	(34)	(96)	(106)	(113)
Foreign currency exchange gain (loss) and other, net	(178)	183	(452)	(140)

Other income (expense), net	(200)	89	(543)	(245)

Loss before income taxes	(1,034)	(20,689)	(6,648)	(26,627)
Benefit from (provision for) income taxes	(347)	(607)	(1,000)	940

Net loss	$(1,381)	$(21,296)	$(7,648)	$(25,687)

Basic net loss per share	$(0.02)	$(0.32)	$(0.11)	$(0.39)

Diluted net loss per share	$(0.02)	$(0.32)	$(0.11)	$(0.39)

Shares used in computing basic net loss per share	67,573	66,145	67,234	65,624

Shares used in computing diluted net loss per share	67,573	66,145	67,234	65,624

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,381)	$(21,296)	$(7,648)	$(25,687)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	140
Unrealized gains and losses related to cash flow hedges:
Gain/(loss) recognized in other comprehensive income	304	(570)	441	(570)
(Gain) reclassified from accumulated comprehensive income to the statement of operations	(141)	—	(238)	—
Unrealized gain related to available-for-sale investments, net	10	—	10	—

Comprehensive loss	$(1,208)	$(21,866)	$(7,435)	$(26,117)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,648)	$(25,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,904	9,867
Amortization of intangible assets	4,278	3,745
Unrealized foreign exchange differences	307	—
Stock-based compensation related to employees and consulting services rendered	20,017	17,932
Changes in operating assets and liabilities:
Accounts receivable	3,216	6,447
Inventory	(30,044)	(4,014)
Prepaid expenses and other current assets	(6,799)	(5,259)
Other non-current assets	263	(46)
Accounts payable and other current liabilities	9,767	(2,278)
Accrued compensation	2,276	(2,044)
Deferred revenue	3,211	1,105

Net cash provided by (used in) operating activities	11,748	(232)
Cash flows from investing activities:
Capital expenditures	(31,005)	(17,079)
Payments for technology licenses	(1,125)	(2,140)
Cost of acquisitions, net	(3,571)	(17,462)
Purchase of marketable securities and investments	(15,770)	—

Net cash used in investing activities	(51,471)	(36,681)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	13,746	26,404
Proceeds from notes payable	—	156
Principal payment of notes payable	(828)	(39)

Net cash provided by financing activities	12,918	26,521
Effect of foreign exchange rate change on cash and cash equivalents	(221)	(1,096)

Net decrease in cash and cash equivalents	(27,026)	(11,488)
Cash and cash equivalents at beginning of period	95,779	115,008

Cash and cash equivalents at end of period	$68,753	$103,520

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

The Condensed Consolidated Balance Sheet at September 30, 2013, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2013 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Within the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and Note 3, “Segment and Significant Concentrations”, certain amounts have been reclassified to conform to the current period presentation.

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

See Note 8, “Fair Value”, for information and related disclosures regarding the Company’s fair value measurements.

Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and if we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists).

See Note 7, “Investments”, for information and related disclosures regarding the Company’s investments.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $2.5 million and $1.1 million was included in inventory as of September 30, 2013 and December 31, 2012, respectively.

The following table summarizes the components of inventory (in thousands):

	September 30, 2013	December 31, 2012
Raw Materials	$35,962	$26,041
Work in Process	35,245	30,113
Finished Goods	30,375	13,960

Inventory	$101,582	$70,114

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock awards and restricted stock units. The Company excludes stock options from the calculation of diluted net loss per share when the combined exercise price and average unamortized fair values are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. These anti-dilutive common stock equivalent shares totaled 5,520,000 and 5,269,000 for the three months ended September 30, 2013 and 2012, respectively, and 5,463,000 and 5,212,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following summarizes the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net loss	$(1,381)	$(21,296)	$(7,648)	$(25,687)

Basic weighted shares outstanding	67,573	66,145	67,234	65,624

Net loss per share	(0.02)	$(0.32)	$(0.11)	$(0.39)

Diluted:
Net loss	$(1,381)	$(21,296)	$(7,648)	$(25,687)
Basic weighted shares outstanding	67,573	66,145	67,234	65,624
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	—	—	—

Diluted weighted shares outstanding	67,573	66,145	67,234	65,624

Net loss per share	$(0.02)	$(0.32)	$(0.11)	$(0.39)

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

In July 2013, the FASB issued new accounting guidance on the financial statement presentation of unrecognized tax benefits. The new update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect this new accounting update to have a significant impact on the Company’s consolidated financial position, or results of operations.

2. Intangible Assets and Goodwill

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 20 years, on a straight-line basis. Amortization of intangible assets is primarily included in cost of sales in the accompanying condensed consolidated statements of operations.

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, September 30, 2013:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(21,064)	$7,513
Technology acquired in acquisitions	8,613	(7,217)	1,396
Customer relationships and other intangible assets acquired in acquisitions	15,748	(6,995)	8,753

	$52,938	$(35,276)	$17,662

Balance, December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$27,452	$(19,464)	$7,988
Technology acquired in acquisitions	8,613	(6,843)	1,770
Customer relationships and other intangible assets acquired in acquisitions	13,700	(4,691)	9,009

	$49,765	$(30,998)	$18,767

During the nine months ended September 30, 2013, the Company purchased an Italian distributor and acquired certain assets of another company. These transactions had a total purchase price of $4.0 million, of which $3.6 million was paid in cash and $0.2 million in outstanding payables, with the remaining $0.2 million being contingent consideration to be paid over time. These transactions were part of the ongoing expansion of the Company’s international distribution network for its equipment and reagents. A summary of the fair value of the assets acquired and the liabilities assumed is as follows: acquired intangible assets of $2.1 million, property and equipment, inventory and other assets, net of liabilities, of $0.2 million and goodwill of $1.5 million.

Amortization expense of intangible assets was $1.1 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $4.3 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2013, assuming no impairment charges (in thousands):

For the Years Ending December 31	Amortization Expense
2013 (remaining three months)	$1,316
2014	4,375
2015	3,435
2016	2,476
2017	2,097
Thereafter	3,963

Total expected future amortization	$17,662

3. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales:
Systems and other sales	$19,694	$15,905	$54,500	$48,235
Reagent and disposable sales	80,387	64,567	233,531	190,544

Total sales	$100,081	$80,472	$288,031	$238,779

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales by market:
Clinical Systems	$17,484	$13,049	$46,732	$39,440
Clinical Reagents	74,367	54,527	212,188	164,727

Total Clinical	91,851	67,576	258,920	204,167
Non-Clinical	8,230	12,896	29,111	34,612

Total sales	$100,081	$80,472	$288,031	$238,779

The Company currently sells products through its direct sales force and through third-party distributors. There were no customers that accounted for 10% or more of total sales for the three or nine months ended September 30, 2013 and 2012. There were no customers whose accounts receivable balance represented 10% or more of total accounts receivable as of September 30, 2013 or December 31, 2012, respectively. The Company has distribution agreements with companies to distribute products in the U.S. and has several regional distribution arrangements throughout Europe, Japan, China, South America and other parts of the world.

The following table summarizes sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Geographic sales information:
North America
Clinical	$51,659	$42,726	$153,729	$135,692
Non-Clinical	7,083	11,496	25,937	29,856

Total North America	58,742	54,222	179,666	165,548
International
Clinical	$40,192	$24,850	$105,191	$68,475
Non-Clinical	1,147	1,400	3,174	4,756

Total International	41,339	26,250	108,365	73,231

Total sales	$100,081	$80,472	$288,031	$238,779

The Company recognized sales of $58.4 million and $51.7 million to U.S. customers for the three months ended September 30, 2013 and 2012, respectively, and $173.0 million and $157.1 million for the nine months ended September 30, 2013 and 2012, respectively. The Company recognized sales of $11.7 million and $7.8 million in South Africa for the three months ended September 30, 2013 and 2012, respectively, and $31.0 million and $14.9 million for the nine months ended September 30, 2013 and 2012, respectively. Other than South Africa, no other single country outside the United States represented more than 10% of the Company’s total sales or total assets in any period presented. As of September 30, 2013 and December 31, 2012, the Company has long lived-assets of $51.9 million and $36.6 million, respectively, which reside in the U.S. As of September 30, 2013 and December 31, 2012, the Company has long-lived assets of $21.9 million and $18.2 million, respectively, located outside of the U.S., which reside primarily in Sweden and countries in the European Union.

4. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$461	$915	$1,842	$2,279
Research and development	2,256	1,753	6,158	5,207
Sales and marketing	1,698	1,431	4,075	3,871
General and administrative	2,796	2,266	7,942	6,575

Total stock-based compensation expense	$7,211	$6,365	$20,017	$17,932

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2012	6,810	$21.81
Granted	1,378	$37.92
Exercised	(762)	$14.20
Forfeited	(282)	$31.94

Outstanding, September 30, 2013	7,144	$25.33	3.74	$98,121

Exercisable, September 30, 2013	4,557	$19.66	2.59	$88,386
Vested and expected to vest, September 30, 2013	6,887	$24.90	3.65	$97,494

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair values):

	Shares	Weighted Average Grant Date Fair Values
Outstanding, December 31, 2012	642	$29.74
Granted	388	37.88
Vested/Released	(192)	31.05
Cancelled	(48)	33.89

Outstanding, September 30, 2013	790	$33.17

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPTION SHARES:
Expected Term (in years)	4.42	4.37	4.41	4.38
Volatility	0.43	0.53	0.42	0.53
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	1.55%	0.63%	0.83%	0.81%
Estimated Forfeitures	7.61%	7.63%	7.61%	7.63%
Weighted Average Fair Value Per Share	$13.27	$16.40	$13.93	$15.73
ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.39	0.54	0.42	0.54
Expected Dividends	0.00%	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.20%	0.19%	0.19%	0.18%
Weighted Average Fair Value Per Share	$11.42	$12.17	$12.10	$13.13

5. Income Taxes

The income tax provision of $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, relates primarily to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with the Company’s French subsidiary and the amortization of acquired intangibles in Sweden and South Africa.

The income tax provision of $0.6 million for the three months ended September 30, 2012 related primarily to tax expense of the Company’s foreign subsidiaries, offset by research and development tax credits and net operating losses associated with the Company’s French subsidiary and the amortization of acquired intangibles in various foreign subsidiaries. The income tax benefit of $0.9 million for the nine months ended September 30, 2012 related primarily to the release of a valuation allowance in the Company’s Swedish subsidiary, research and development tax credits and net operating losses associated with the Company’s French subsidiary, and the amortization of acquired intangibles in various foreign subsidiaries, offset by the ordinary tax expense of the Company’s various foreign subsidiaries.

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

6. Commitments and contingencies

Purchase Commitments

The following table summarizes the Company’s purchase commitments at September 30, 2013 (in thousands):

Years Ending December 31,	Purchase Commitments
2013 (remaining three months)	$5,546
2014	17,892
2015	1,944
2016	1,716
2017	1,716
Thereafter	—

Total minimum payments	$28,814

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s systems and reagents.

Legal Matters

In May 2005, the Company entered into a license agreement with Roche that provided it with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated its license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that it violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company has appealed to the Swiss Federal Supreme Court. On October 2, 2013 the arbitration panel determined that it will proceed with the arbitration while this appeal is pending.

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

7. Investments

During the three months ended September 30, 2013, the Company initiated a program to purchase marketable securities. The Company’s marketable securities as of September 30, 2013 and December 31, 2012 were classified as available-for-sale securities, with changes in fair value recognized in stockholders’ equity as other comprehensive loss. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The following tables summarize available-for-sale marketable securities at September 30, 2013 and December 31, 2012 (in thousands):

Balance as of September 30, 2013:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Commercial paper	$8,005	$1	$—	$8,006
Corporate debt securities	1,889	—	(1)	1,888
Amounts classified as cash equivalents	(4,109)	—	—	(4,109)

Total short-term investments	$5,785	$1	$(1)	$5,785

Investments:
United States government securities	2,987	5	—	2,992
Government agency securities	3,806	2	—	3,808
Corporate debt securities	2,427	3	—	2,430
Other	750	—	—	750

Total investments	$9,970	$10	$—	$9,980

Balance as of December 31, 2012:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Corporate debt securities	$—	$—	$—	$—
Commercial paper	—	—	—	—
Amounts classified as cash equivalents	—	—	—	—

Total short-term investments	$—	$—	$—	$—

Investments:
United States government securities	—	—	—	—
Government agency securities	—	—	—	—
Corporate debt securities	—	—	—	—
Other	—	—	—	—

Total investments	$—	$—	$—	$—

No proceeds from sales of marketable securities were collected for the three or nine months ended September 30, 2013 nor for the three or nine months ended September 30, 2012. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Foreign currency exchange gain (loss) and other, net” in the consolidated statements of operations, were for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—

Realized gains (losses)—net	$—	$—	$—	$—

The fair value of the Company’s marketable securities with unrealized losses at September 30, 2013 and December 31, 2012, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at September 30, 2013:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,386	$(1)	$562	$—	$1,948	$(1)
Commercial paper	849	—	—	—	849	—

Total	$2,235	$(1)	$562	$—	$2,797	$(1)

Balance at December 31, 2012:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

The Company has evaluated such securities, which primarily consist of investments in corporate debt securities and commercial paper, as of September 30, 2013 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2013, by contractual maturity:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities:
Mature in one year or less	$5,785	$5,785	$—	$—
Mature after one year through three years	9,970	9,980	—	—
Mature in more than three years	—	—	—	—

Total debt securities	15,755	15,765	—	—
Securities with no contractual maturity	—	—	—	—

Total	$15,755	$15,765	$—	$—

8. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash equivalents, short-term investments and long-term investments) and financial liabilities (foreign currency derivatives and contingent payment) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

Balance as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$64,894	$3,859	$—	68,753

Short-term investments:
Corporate debt securities	—	1,888	—	1,888
Commercial paper	—	3,897	—	3,897

Total short-term investments	—	5,785	—	5,785

Foreign currency derivatives	—	1,119	—	1,119

Investments:
United States government securities	—	2,992	—	2,992
Government agency securities	—	3,808	—	3,808
Corporate debt securities	—	2,430	—	2,430
Other	—	750	—	750

Total investments	—	9,980	—	9,980

Total	$64,894	$20,743	$—	$85,637

Liabilities:
Foreign currency derivatives	$—	$1,167	$—	$1,167
Contingent consideration	—	—	379	379

Total	$—	$1,167	$379	$1,546

Balance as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$84,906	$—	$—	$84,906
Cash equivalents—money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,458	—	1,458

Total	$95,779	$1,458	$—	$97,237

Liabilities:
Foreign currency derivatives	$—	$1,572	$—	$1,572
Contingent consideration	—	—	550	550

Total	$—	$1,572	$550	$2,122

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 2 instruments are valued using the market approach which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 instruments include commercial paper, corporate obligations, United States government securities, government agency securities and asset-backed securities as similar or identical instruments can be found in active markets.

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

Level 3 liabilities, consisting of contingent payments to be made in connection with the acquisition of a company in 2012 and an acquisition of certain assets in 2013, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

9. Derivative Financial Instruments

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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in “Foreign currency exchange gain (loss) and other”. Gains and losses related to derivatives that are designated as hedging instruments are recorded in the financial statement line item to which the derivative relates.

The Company had a net deferred gain associated with cash flow hedges of $0.1 million recorded in AOCI as of September 30, 2013. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of September 30, 2013 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into “Foreign currency exchange gain (loss) and other”. Any subsequent changes in fair value of such derivative instruments are reflected in “Foreign currency exchange gain (loss) and other” unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three or nine months ended September 30, 2013 and 2012.

During the three months ended September 30, 2013 and 2012, the Company recognized a loss of $0.7 million and a gain of $0.4 million, respectively, as a component of “Foreign currency exchange gain (loss) and other”. During the nine months ended September 30, 2013 and 2012, the Company recognized a loss of $0.1 million and a gain of $0.2 million, respectively, as a component of “Foreign currency exchange gain (loss) and other”. Gains or losses on derivatives not designated as hedging instruments are recorded in “Foreign currency exchange gain (loss) and other”. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges, which generally offset a portion of the gain or loss on the derivative contracts.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $90.2 million and $79.3 million as of September 30, 2013 and December 31, 2012, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $23.4 million and $9.2 million as of September 30, 2013 and December 31, 2012, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,118	$1	$1,119
Derivative Liabilities (b):
Foreign exchange contracts	(1,056)	(111)	$(1,167)

	December 31, 2012
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,457	$1	$1,458
Derivative Liabilities (b):
Foreign exchange contracts	(1,561)	(11)	(1,572)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	Gain/(Loss) Recognized in OCI—Effective Portion		Gain/(Loss) Reclassified from AOCI into Income—Effective Portion		Gain/(Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2013	September 30, 2012	September 30, 2013 (a)	September 30, 2012 (b)	Location	September 30, 2013	September 30, 2012
Cash flow hedges:
Foreign exchange contracts, net	$304	$(570)	$141	$(57)	Other expense, net	$(12)	$38

Total	$304	$(570)	$141	$(57)		$(12)	$38

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $0.1 million were recognized within net sales within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2013.
(b)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(0.2) million and $0.1 million were recognized within net sales, cost of sales and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2012.

	Nine Months Ended
	Gain/(Loss) Recognized in OCI—Effective Portion		Gain/(Loss) Reclassified from AOCI into Income—Effective Portion		Gain/(Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2013	September 30, 2012	September 30, 2013 (a)	September 30, 2012 (b)	Location	September 30, 2013	September 30, 2012
Cash flow hedges:
Foreign exchange contracts, net	$441	$(570)	$238	$(57)	Other expense, net	$(10)	$38

Total	$441	$(570)	$238	$(57)		$(10)	$38

(a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(0.9) million and $1.1 million were recognized within net sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.
(b)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(0.2) million and $0.1 million were recognized within net sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: our ability to successfully complete and bring on-line additional manufacturing lines; our ability to manage our inventory levels; consistency of product availability and delivery; sales organization productivity; improving gross margins, execution of manufacturing operations, product sales under the High Burden Developing Country (“HBDC”) program, commercial test and commercial system sales and improvements in our manufacturing scale-up activities; our success in increasing our commercial and HBDC sales and the effectiveness of our sales personnel; the relative mix of commercial and HBDC sales; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market other than healthcare associated infections products; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets for our customers; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and European regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•	commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•	notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•	full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “stat” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. The Company currently offers a menu of 14 Xpert tests in the U.S. market and a menu of 14 Xpert tests in the international market. Our strategy is to further extend the Xpert test menu to include healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, our CT/NG test was made commercially available in the U.S. in the first quarter of 2013 and our tuberculosis test was made commercially available in the U.S. in the third quarter of 2013.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. For example, in the first quarter of 2013, we entered into license agreements with Oregon Health & Sciences University to further the development of our prostate and breast oncology tests. In addition, we will be focusing key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•	Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of September 30, 2013, we had direct sales forces in the United Kingdom (“U.K.”), France, Australia, the Benelux region, Germany, Italy and South Africa, and we have offices in Dubai, China, Japan and Singapore. We acquired our distributor in Italy in April 2013. We will continue to expand our international commercial operations capability on both a direct and distributor basis in 2013 and beyond.

•	Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged. For a description of the Company’s critical accounting policies, please refer to our 2012 Annual Report on Form 10-K.

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Sales

The following table summarizes total sales by type (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales:
System and other sales	$19,694	$15,905	$3,789	24%	$54,500	$48,235	$6,265	13%
Reagent and disposable sales	80,387	64,567	15,820	25%	233,531	190,544	42,987	23%

Total sales	$100,081	$80,472	$19,609	24%	$288,031	$238,779	$49,252	21%

The following table summarizes sales in the Clinical and Non-Clinical and Other markets (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales by market:
Clinical Systems	$17,484	$13,049	$4,435	34%	$46,732	$39,440	$7,292	18%
Clinical Reagents	74,367	54,527	19,840	36%	212,188	164,727	47,461	29%

Total Clinical	91,851	67,576	24,275	36%	258,920	204,167	54,753	27%
Non-Clinical	8,230	12,896	(4,666)	-36%	29,111	34,612	(5,501)	-16%

Total sales	$100,081	$80,472	$19,609	24%	$288,031	$238,779	$49,252	21%

Clinical sales increased $24.3 million, or 36%, for the three months ended September 30, 2013 as compared to the same period in the prior year and increased $54.8 million, or 27%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. This increase in Clinical sales for the three month comparative period was primarily due to growth in the commercial Clinical Reagent business, primarily due to growth in healthcare associated infection tests, our CT/NG test and our MTB/RIF test and increased reagent and system sales to our HBDC customers. This increase in Clinical sales for the nine month comparative period was primarily due to growth in the commercial Clinical Reagent business, primarily due to growth in healthcare associated infection tests, our CT/NG test and our MTB/RIF test and increased reagent and system sales to our HBDC customers, partially offset by a decrease in commercial system sales. Clinical sales for the three months ended September 30, 2012 were negatively impacted by challenges in our manufacturing operations which resulted in backorders in both our commercial and HBDC businesses.

Non-Clinical sales decreased $4.7 million, or 36%, for the three months ended September 30, 2013 as compared to the same period in the prior year and decreased $5.5 million, or 16%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The decreases in Non-Clinical revenues for the three and nine month comparative periods were primarily due to expected decreases in sales of anthrax test cartridges under the USPS BDS program and contract, grant and research revenue.

The following table summarizes sales by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Geographic sales information:
North America
Clinical	$51,659	$42,726	$8,933	21%	$153,729	$135,692	$18,037	13%
Non-Clinical	7,083	11,496	(4,413)	-38%	25,937	29,856	(3,919)	-13%

Total North America	58,742	54,222	4,520	8%	179,666	165,548	14,118	9%
International
Clinical	40,192	$24,850	$15,342	62%	105,191	$68,475	$36,716	54%
Non-Clinical	1,147	1,400	(253)	-18%	3,174	4,756	(1,582)	-33%

Total International	41,339	26,250	15,089	57%	108,365	73,231	35,134	48%

Total sales	$100,081	$80,472	$19,609	24%	$288,031	$238,779	$49,252	21%

North American Clinical sales increased $8.9 million, or 21%, for the three months ended September 30, 2013 as compared to the same period in the prior year and increased $18.0 million, or 13%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. This increase in North American Clinical sales for the three month comparative period was driven by an increase in Xpert test sales and Clinical systems sales, partially offset by a decrease in non-Xpert test sales. This increase in North American Clinical sales for the nine month comparative period was driven by an increase in Xpert test sales, partially offset by a decrease in non-Xpert test sales and Clinical systems sales. North American Non-Clinical sales decreased $4.4 million, or 38%, for the three months ended September 30, 2013 as compared to the same period in the prior year and decreased $3.9 million, or 13%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The decreases in Non-Clinical revenue for the three and nine month comparative periods were primarily due to decreases in sales of anthrax test cartridges under the USPS BDS program and contract, grant and research revenue.

International sales increased $15.1 million, or 57%, for the three months ended September 30, 2013 as compared to the same period in the prior year and increased $35.1 million, or 48%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. This increase in International sales was primarily driven by clinical reagent sales, commercial Clinical system placements and growth in HBDC systems and reagents.

We recognized sales of $58.4 million and $51.7 million to U.S. customers for the three months ended September 30, 2013 and 2012, respectively, and $173.0 million and $157.1 million for the nine months ended September 30, 2013 and 2012, respectively. We recognized sales of $11.7 million and $7.8 million in South Africa for the three months ended September 30, 2013 and 2012, respectively, and $31.0 million and $14.9 million for the nine months ended September 30, 2013 and 2012, respectively. Other than South Africa, no other single country outside the United States represented more than 10% of our total sales or total assets in any period presented.

Costs and Operating Expenses

The following table summarizes costs and operating expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Costs and operating expenses:
Cost of sales	$51,669	$39,789	$11,880	30%	$147,450	$110,469	$36,981	33%
Collaboration profit sharing	1,410	2,438	(1,028)	-42%	4,945	5,767	(822)	-14%
Research and development	18,558	16,154	2,404	15%	54,857	54,374	483	1%
Sales and marketing	19,788	15,993	3,795	24%	58,019	45,613	12,406	27%
General and administrative	9,490	11,766	(2,276)	-19%	28,865	33,828	(4,963)	-15%
Loss from legal settlement	—	15,110	(15,110)	-100%	—	15,110	(15,110)	-100%

Total costs and operating expenses	$100,915	$101,250	$(335)	0%	$294,136	$265,161	$28,975	11%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on systems and reagent sales, amortization of intangible assets related to technology licenses and acquired intangibles and the U.S. medical device tax under the Affordable Care Act, which became effective January 1, 2013.

Cost of sales increased $11.9 million, or 30%, for the three months ended September 30, 2013 as compared to the same period in the prior year and increased $37.0 million, or 33%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The increase for the three months ended September 30, 2013 as compared to the same period in the prior year was attributed to increased shipments of our system and reagent products and the U.S. medical device tax under the Affordable Care Act. The increase for the nine months ended September 30, 2013 compared to the same period in the prior year was attributed to increased shipments of our system and reagent products, manufacturing inefficiencies and increased inventory reserves resulting from scaling activities, and the U.S. medical device tax under the Affordable Care Act.

Our gross margin percentage was 48.4% and 49.1% for the three months ended September 30, 2013 and 2012, respectively, and 48.8% and 52.4% for the nine months ended September 30, 2013 and 2012, respectively. The decrease for the three months ended September 30 2013 as compared to the same period in the prior year was mainly attributable to an increase in our HBDC sales, which have lower gross margins, and the U.S. medical device tax under the Affordable Care Act. The decrease for the nine months ended September 30 2013 as compared to the same period in the prior year was mainly attributable to manufacturing inefficiencies and increased inventory reserves resulting from scaling activities, an increase in our HBDC sales, which have lower gross margins, and the U.S. medical device tax under the Affordable Care Act.

While we expect a trend of increasing gross margins over time, we also expect moderate fluctuations from quarter to quarter, depending on product, geography and channel mix. Of note, our HBDC business contributes significantly lower gross margins than our commercial business. Overall, we expect our gross margin in the fourth quarter of the year to be flat to modestly up from the nine months ended September 30, 2013.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax test cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense decreased $1.0 million, or 42%, for the three months ended September 30, 2013 as compared to the same period in the prior year and decreased $0.8 million, or 14%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The change for the three and nine month comparative periods was due to the decrease in anthrax test cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $2.4 million, or 15%, for the three months ended September 30, 2013 as compared to the same period in the prior year. The increase was primarily due to an increase in salaries and employee-related expenses, including stock compensation, and clinical and beta trial expenses.

Research and development expenses increased $0.5 million, or 1%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The increase during the nine month comparative period was primarily due to increases in salaries and employee-related expenses, including stock based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $3.8 million, or 24%, for the three months ended September 30, 2013 as compared to the same period in the prior year and increased $12.4 million, or 27%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The increases in both comparative periods were primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force and an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses decreased $2.3 million, or 19%, for the three months ended September 30, 2013 as compared to the same period in the prior year and decreased $5.0 million, or 15%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. The decrease was primarily due to a decrease in legal expenses.

Litigation Settlement

Litigation settlement of $15.1 million consisted of a charge related to the Abaxis settlement in September 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$11,748	$(232)	$11,980
Net cash used in investing activities	(51,471)	(36,681)	(14,790)
Net cash provided by financing activities	12,918	26,521	(13,603)

The net cash provided by operating activities was $11.7 million in the first nine months of 2013. It was primarily comprised of the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses. The primary working capital uses of cash for the nine months ended September 30, 2013 were increases in inventory and prepaid expenses partially offset by decreases in accounts receivable and increases in accounts payable, other current liabilities, deferred revenue and accrued compensation.

The net cash used in operating activities was $0.2 million in the first nine months in 2012. It was primarily comprised of net loss, a litigation settlement and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The primary working capital uses of cash for the nine months ended September 30, 2012 were increases in inventory, prepaid expenses and other current assets and decreases in accrued compensation, accounts payable and other current liabilities partially offset by an increase in deferred revenue and a decrease in accounts receivable.

The net cash used in investing activities was $51.5 million in the first nine months of 2013. It was primarily comprised of capital expenditures, purchases of marketable securities and investments, the cost of acquisitions and cash paid for a technology license.

The net cash used in investing activities was $36.7 million in the first nine months of 2012. It was primarily comprised of capital expenditures and the cost of acquisitions, net of cash received.

The net cash provided by financing activities was $12.9 million in the first nine months of 2013. It was primarily comprised of net proceeds from the issuance of common shares and exercises of stock options.

The net cash provided by financing activities was $26.5 million in the first nine months of 2012. It was comprised of net proceeds from the issuance of common shares and exercises of stock options.

Our sales, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of September 30, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional principal amounts of our outstanding derivative instruments designated as cash flow hedges are $90.2 million and $79.3 million as of September 30, 2013 and December 31, 2012, respectively. The notional principal amounts of our outstanding derivative instruments not designated as cash flow hedges was $23.4 million and $9.2 million as of September 30, 2013 and December 31, 2012, respectively.

Off-Balance-Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the nine months ended September 30, 2013 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Sweden, France, Germany, Italy, South Africa, the Benelux region, Australia, Japan, China and the United Kingdom, and we pay payroll and other expenses in local currencies. In the nine months ended September 30, 2013 and 2012, international sales were 38% and 31%, respectively, of our total sales. Our international sales are predominantly in European countries and in South Africa. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased by $4.2 million or increased by $4.0 million, respectively our unrealized gain at September 30, 2013 and would have decreased or increased our unrealized gain by approximately $1.6 million at December 31, 2012. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that we have appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it will proceed with the arbitration while this appeal is pending. We believe that we have not violated any provision of the agreement and that the asserted claim of the ‘375 Patent is expired, invalid, unenforceable, and not infringed.

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

For 2012 and prior to 2011, we incurred operating losses in each annual fiscal year since our inception. For the nine months ended September 30, 2013, we reported net loss of $7.6 million. We experienced a net loss of $20.0 million in 2012, and we achieved profitability for the first time in 2011, with a net profit of $2.6 million. As of September 30, 2013, we had an accumulated deficit of approximately $233 million. Our ability to be profitable for fiscal 2013 and beyond will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and the sales under our HBDC program, which both have lower gross margins, the resources we devote to developing and supporting our products, increases in manufacturing costs associated with our operations, our ability to improve manufacturing efficiencies, including improvements in our manufacturing scale-up activities, our ability to manage our inventory levels, third-party freight costs, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. For example, for the three months ended June 30, 2013, we recorded an additional reserve of approximately $3.0 million of inventory. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may not achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, the recent U.S. federal government shut-down, concerns over future U.S. budgetary negotiations and variability and timing of orders. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the three months ended June 30, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale-up activities. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, we recently experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In December 2012, we acquired one of our plastic molders with the objective of expanding and improving the reliability of our supply chain. In addition, many companies are experiencing financial difficulties as a result of the continued economic uncertainty, the impact of the recent U.S. federal government shut-down and concerns over future U.S. budgetary concerns. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems can be lengthy, particularly during uncertain economic and political conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process, including the recent U.S. federal government shut-down and governmental budgetary pressures. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations and, accordingly, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes, the result of which is that the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

If we cannot continue to successfully commercialize our products, our business could be harmed.

If our tests for use on our systems do not continue to gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timely expansion of our menu of tests;

•	our ability to fulfill orders;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	the demand for the tests we introduce;

•	the timing of market entry for various tests for the GeneXpert system;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.

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

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. However, as a result of the recent U.S. federal government shutdown, the FDA had to furlough many employees and cease many non-essential operations, which could result in slower approval times. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, (“CDRH”), issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. We continue to monitor the CDRH’s implementation of its plan of action and analyze how its decisions will impact the approval of our products. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. For example, in April 2013, we acquired our Italian distributor. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits, including our recent acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate the recently acquired manufacturing company and distributors or any other acquired companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt, the U.S. budget process and monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the Clinical market would be harmed.

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, and the continuous growth of managed care, together with efforts to reform the health care delivery system in the U.S. and Europe, has increased pressure on health care providers and participants in the health care industry to reduce costs. Consolidation among health care providers and other participants in the healthcare industry has resulted in fewer, more powerful health care groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, we are unable to predict what effect the current or future healthcare reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

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

If any of our distribution agreements are terminated or if we elect to distribute new products directly, we will have to invest in additional sales resources, including additional field sales personnel, which would increase future selling, general and administrative expenses. We may not be able to enter into new distribution agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution agreements or fail to successfully market our products, our product sales may decrease. We may be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers or hiring appropriately trained personnel, any of which could result in lower revenues than we previously received from our distributor in that territory.

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

The U.S. federal government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third party if we fail to achieve practical application of the intellectual property.

Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. federal government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.

We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. For example, in August 2012, we initiated a legal proceeding in the U.S. District Court for the Northern District of California requesting such court to find that we do not infringe certain patents held by Roche, which is further described in Part II, Item 1 “Legal Proceedings”. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot be assured that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Any public announcements related to these suits could cause our stock price to decline.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended September 30, 2013, the sale price of our common stock on the NASDAQ Global Select Market ranged from $30.95 to $39.62 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1*	Separation Agreement, effective as of July 16, 2013, between Cepheid and Humberto Reyes.	10-Q	000-30755	10.3	08/07/13

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 31st day of October 2013.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Separation Agreement, effective as of July 16, 2013, between Cepheid and Humberto Reyes (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.