Form 10-K
period 2013-12-31
CEPHEID
filed 2014-02-27
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.3 billion based on the closing sale price for the registrant’s common stock on the NASDAQ Global Select Market on that date of $34.42 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 18, 2014 there were 69,414,543 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on April 22, 2014, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Report.

III

2013 ANNUAL REPORT ON FORM 10-K

Cepheid® , the Cepheid logo, GeneXpert®, Xpert® and SmartCycler are trademarks of Cepheid.

FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: the breadth and speed of test menu expansion; consistency of product availability and delivery; sales organization productivity; improving gross margins, execution of manufacturing operations, product sales under the High Burden Developing Country (“HBDC”) program, commercial test and commercial system sales and improvements in our manufacturing scale-up activities; our success in increasing our commercial and HBDC sales and the effectiveness of our sales personnel; the relative mix of commercial and HBDC sales; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to successfully complete and bring on-line additional manufacturing lines; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our primary offering is the GeneXpert system, which integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals as well as physician offices and other alternate site laboratories. We also offer the SmartCycler system, which integrates DNA amplification and detection to allow rapid analysis of a sample.

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

The paradigm shift represented by the GeneXpert system includes: 1) the ability to perform multiple, highly accurate and fast time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode; 2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technologists; and 3) the scalability of the instrument, currently from one to 80 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for smaller institutions or for testing at the point of patient care. Our GeneXpert system can provide rapid results with frequently superior test sensitivity and specificity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, reducing the likelihood of human error and contamination. As a result, the system is particularly well suited to perform “nested” PCR, a detection method that can provide an enhanced level of sensitivity, but that has historically been discouraged because of the high risk of cross-contamination during processing in an open lab environment. This method performs an additional amplification of the target sequence after the first PCR amplification.

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

OUR STRATEGY

Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•

Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ease of use, flexibility, scalability, and ability to deliver accurate and rapid results. Features of the GeneXpert system and Xpert tests include:

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of

Xpert tests designed to address many of the highest volume molecular test opportunities. We currently offer a menu of 14 Xpert tests in the U.S. and international markets. Our strategy is to further extend the Xpert test menu to include healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert CT/NG was made commercially available in the United States. in the first quarter of 2013 and Xpert MTB/RIF was made commercially available in the United States in the third quarter of 2013.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. For example, in the first quarter of 2013, we entered into license agreements with Oregon Health & Sciences University to further the development of our prostate and breast oncology tests. In addition, we intend to focus key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of December 31, 2013, we had direct sales forces in the United Kingdom (“UK”), Australia, France, the Benelux region, Germany, Italy and South Africa, and we have offices in Brazil, Singapore, India, Hong Kong, Dubai, China and Japan. In 2013, we acquired our Italian distributor and we intend to continue to expand our international commercial operations capability on both a direct and distributor basis in 2014 and beyond.

•

Extend High Burden Developing Countries sales programs. We expect to continue to expand our presence in HBDC following the World Health Organization’s endorsement of the Xpert Mycobacterium tuberculosis/rifampicin (“MTB/RIF”) test in late 2010. Our program to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices showed continuing momentum in 2013. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio globally, including in emerging commercial markets. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

PRODUCTS

•

Our product portfolio consists of tests, reagents and systems for the Clinical and Non-Clinical markets. Our main system is the GeneXpert system, including the Infinity systems, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small, self-contained cartridge, enabling rapid molecular testing 24 hours a day, 7 days a week, offering medically relevant results when and where they are needed most. We also offer our first generation system, the SmartCycler, which integrates DNA amplification and detection for rapid batch or random access analysis in “real-time”.

•

In the Clinical market, we offer tests for the GeneXpert system in the areas of healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. These tests include U.S. Food and Drug Administration (“FDA”) cleared products, such as IVD medical devices, CE Marked products (“CE IVD”) and Research Use Only (“RUO”) tests. As of December 31, 2013, our Xpert menu includes the following FDA and CE IVD approved tests:

•	Xpert BCR-ABL Monitor (CE IVD only)
•	Xpert C. difficile
•	Xpert C. difficile/epi (FDA only)
•	Xpert CT/NG
•	Xpert EV for Enterovirus
•	Xpert Flu
•	Xpert GBS for Group B Streptococcus
•	Xpert GBS for Lim broth (FDA only)
•	Xpert Factor II and Factor V Leiden
•	Xpert MRSA
•	Xpert MRSA/SA-BC for Blood Culture
•	Xpert MRSA/SA-SSTI for Skin and Soft Tissue
•	Xpert MTB/RIF
•	Xpert Nasal Complete
•	Xpert vanA for vancomycin resistant enterocci (FDA only)
•	Xpert vanA/vanB (CE IVD only)

In the Non-Clinical market, the GeneXpert modules have been integrated into the BDS purchased by the USPS, utilizing our Bacillus anthracis test.

We also sell our SmartCycler system along with general use PCR reagents and reaction tubes.

RESEARCH AND DEVELOPMENT

The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on four main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 2) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; 3) engineering efforts to extend the capabilities of our systems and to develop new low and high throughput systems and 4) target discovery research to identify novel micro RNA targets to be used in the development of future assays . Total research and development expense was $80.2 million, $71.7 million and $59.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SALES

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide. Clinical market sales in the United States, United Kingdom, Australia, France, the Benelux region, Germany, Italy and South Africa are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. Clinical market sales to hospitals under 150 beds in the United States are handled through a distributor. As international Clinical markets continue to develop, we expect to expand our direct sales efforts. Our marketing programs are managed on a direct basis. We often sell to end customers who are part of various Group Purchasing Organizations (“GPOs”). Sales to end customers who are part of GPOs represented 41%, 43%, and 46% of total sales for the years ended December 31, 2013, 2012 and 2011, respectively. There were no direct customers that accounted for 10% or more of the total sales for the years ended December 31, 2013, 2012 or 2011.

Distribution and collaboration arrangements

Foundation for Innovative New Diagnostics. In May 2006, we entered into an agreement with FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, we were responsible for the development of a 6-color GeneXpert instrument to accomplish such a test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed us at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of our Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND funded $5.1 million in development costs throughout the two-year contract. In the first quarter of 2011, we entered into an agreement with FIND to fund $1 million in development costs throughout 2011 for development of a remote calibration kit for our GeneXpert system family.

MTB/RIF Buy-Down Program for the HBDC Market. Beginning in August 2012, we announced the first in a series of agreements with the Bill & Melinda Gates Foundation (“BMGF”), the United States President’s Emergency Plan for AIDS Relief (PEPFAR), the United States Agency for International Development (USAID) and UNITAID to buy-down the price of the Xpert MTB/RIF test in an effort to drive adoption of the technology as a critical tool in interrupting the transmission cycle of tuberculosis in HBDC countries. The purpose of the buy-down program is to decrease the price per test of Xpert MTB/RIF for HBDC customers to $9.98. Under the agreements, BMGF funded $3.5 million, USAID/PEPFAR funded $3.5 million and UNITAID funded $3.2 million.

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

MANUFACTURING

Our facilities and manufacturing processes are designed to comply with the quality standard set by the International Organization for Standardization and the FDA’s Quality System Regulations, enabling us to market our systems in the Clinical and Non-Clinical markets worldwide. In our manufacturing facilities, we assemble our systems and produce reagents and tests for use on our GeneXpert and SmartCycler systems. We assemble our disposable reaction tubes and cartridges on custom, automated assembly lines that are designed with expandable capacity. We depend on suppliers for various components used in the manufacture of the GeneXpert and SmartCycler systems, and our disposable reaction tubes and cartridges, some of which are our sole source for such components. In December 2012, we acquired one of our plastics molders to allow us to more rapidly and efficiently scale our manufacturing operations to meet increasing demand as our test menu expands.

BACKLOG

Our aggregate backlog of $42.9 million as of December 31, 2013 is comprised of firm orders, all of which are expected to be converted into sales in 2014. Our aggregate backlog of $59.6 million as of December 31, 2012 was comprised of firm orders which were expected to be converted into sales in 2013. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

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

Several companies provide systems and reagents for DNA amplification or detection. LIFE and F. Hoffmann-La Roche Ltd. (“Roche”) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories (“Abbott”), Becton, Dickinson and Company (“BDC”), Qiagen N.V. (“Qiagen”), Hologic Inc. (“Hologic”), Luminex Corporation (“Luminex”), and Meridian Bioscience, Inc. (“Meridian”) sell sequence detection systems, some with separate robotic batch DNA purification systems, and sell reagents to the Clinical market. Other companies, including Siemens AG (“Siemens”) and bioMerieux SA, offer molecular tests.

We also face emerging competition from both established companies, such as Danaher Corporation, Quidel Corporation, Luminex, Nanosphere, Alere, GenMark and others that have recently entered or are entering these markets. Several companies are currently making or developing products that may or will compete with our products. Our competitors may succeed in developing, obtaining FDA approval for, or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

GOVERNMENT REGULATION

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies in other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing in the United States. The 510(k) clearance process usually takes from three to four months from submission but can take longer.

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

In February 2013, we entered into an exclusive license agreements with Oregon Health and Science University related to breast and prostate cancer detection. Under the license agreements, we will be able to make, use, distribute and sell products incorporating their patented technology for use with our GeneXpert system.

We intend to actively pursue acquisitions of additional molecular markers and/or complementary products, technologies or companies in the fields of oncology, infectious diseases and other fields appropriate for molecular diagnostics.

BUSINESS COMBINATIONS

In 2013, we spent $3.7 million, net of cash received, to acquire local distributors’ businesses or assets in foreign markets.

EMPLOYEES

As of December 31, 2013, we had approximately 1,200 full-time equivalent employees worldwide. At December 31, 2013, none of our U.S. employees were represented by a labor union. Many of our employees in Sweden are under a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and discussion set forth certain information with regard to our current executive officers as of February 18, 2014:

Name	Age	Position
John L. Bishop	69	Chairman and Chief Executive Officer
Michael Fitzgerald	54	Executive Vice President, Global Human Resources
Kerry J. Flom, Ph.D.	62	Executive Vice President, Chief Regulatory Officer
Philippe Jacon	54	Executive Vice President of International Commercial Operations
Warren Kocmond	54	Executive Vice President, Global Operations
Andrew D. Miller	53	Executive Vice President, Chief Financial Officer
David H. Persing, M.D., Ph.D.	58	Executive Vice President and Chief Medical and Technology Officer and Director
James Post	51	Executive Vice President of North American Commercial Operations
Joseph H. Smith	69	Executive Vice President, Corporate Development and General Counsel

John L. Bishop. Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002 and became the Chairman of the Board of Directors in February 2013. Mr. Bishop served as President and a director of Vysis, Inc., a genomic disease management company that was acquired by Abbott, from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation. Mr. Bishop served as a director of Conceptus, Inc. and a member of its compensation committee until its acquisition by Bayer HealthCare LLC in June 2013. In addition, he has been a member of the AdvaMed Dx Board since 2010, and was elected Chairman of the Board in December, 2013.

Michael Fitzgerald. Mr. Fitzgerald was promoted to Executive Vice President, Global Human Resources in January 2014, after serving as our Senior Vice President, Human Resources from January 2012 until January 2014. Prior to joining us, Mr. Fitzgerald was Senior Vice President of Human Resources at Verigy, Ltd (now a part of Advantest Corp.). Prior to Verigy, Mr. Fitzgerald was Vice President of Human Resources at Varian, Inc. (acquired by Agilent Technologies), and prior to that, the Global Director, Human Resources Strategy and Planning for Vodafone Group, PLC. Mr. Fitzgerald brings more than two decades of broad human resources experience to Cepheid. He earned a bachelor’s degree in Political Science from the University of California, Berkeley, and a master’s degree in Industrial Relations and Personnel Management from the University of London’s London School of Economics and Political Science.

Kerry J. Flom, Ph.D. Dr. Flom was promoted to Executive Vice President, Chief Regulatory Officer in January 2013, and was our Senior Vice President, Clinical Affairs & Regulatory Submissions from January 2010 until December 2012, after having joined us in May 2004 as Vice President, Clinical Affairs & Regulatory Submissions. Prior to joining us, Dr. Flom was Senior Director, Clinical Affairs and Regulatory Submission for Abbott Molecular Diagnostics from 2001 to 2004. Prior to Abbott, Dr. Flom directed the clinical affairs departments at Vysis, Inc., Baxter Health Corporation – Cardiovascular Group (presently Edwards Lifesciences), and Oncor, Inc. Before joining Oncor, Dr. Flom held clinical and R&D positions at Boehringer Mannheim Corporation (presently Roche Diagnostics), Behring Diagnostics, and Corning Corporation.

Philippe Jacon. Mr. Jacon joined us as Executive Vice President of International Commercial Operations in January 2013, responsible for our international growth strategy, encompassing both commercial sales and the HBDC program. Prior to joining us, Mr. Jacon was CEO of FIND and Director General ad interim of the European Diagnostic Manufacturers Association (“EDMA”). Before joining EDMA in March of 2011, Mr. Jacon held a number of positions of increasing responsibility with Becton Dickinson and Company (“BD”), most recently as Worldwide President of BD Diagnostics, Diagnostic Systems and Worldwide President of BD Diagnostics, Microbiology Systems. Other roles during his 23 years at BD included Vice President and General Manager for BD Medical, Diabetes Care in Europe and Vice President and General Manager for BD Medical, Pharmaceutical Systems in the United States.

Warren Kocmond. Mr. Kocmond joined us as Executive Vice President, Global Operations in May of 2013. Prior to joining Cepheid, Mr. Kocmond served as Vice President of Global Operations at Lam Research Corporation, a water fabrication equipment and services supplier, from February 2012 until April 2013, where he was responsible for globally dispersed operations including a multi-billion dollar supply chain. From August 2009 until October 2011, Mr. Kocmond served as Executive Vice President of Global Operations and Quality at Verigy, Ltd., now a wholly owned subsidiary of Advantest Corp., a provider of semiconductor automatic test equipment. Mr. Kocmond served as the Chief Operating Officer of Electroglas, Inc., a supplier of semiconductor manufacturing equipment and software, from May 2008 until February 2009 when he was promoted to Chief Executive Officer and served in that role until July 2009. Prior to that, from May 2007 until May 2008, Mr. Kocmond served as the Senior Vice President of Global Operations for Affymetrix, Inc., a manufacturer of DNA microarrays.

Andrew D. Miller. Mr. Miller joined us in April 2008 as Senior Vice President, Chief Financial Officer, and became our Executive Vice President, Chief Financial Officer in January 2012. Prior to joining us, Mr. Miller was Vice President of Finance and Chief Accounting Officer for Autodesk, an enterprise software company, from March 2005 to April 2008 and Vice President of Finance and Corporate Controller from May 2003 to March 2005. At Autodesk, he was responsible for global accounting and compliance operations. Before joining Autodesk, from 2000 to 2003, Mr. Miller was Senior Vice President and Chief Financial Officer for MarketFirst Software, Inc., a leading provider of enterprise marketing automation software. Prior to MarketFirst, Mr. Miller served as Vice President of Worldwide Finance for Cadence Design Systems, Vice President of Finance and Corporate Controller for Adaptive Broadband Corporation, and held senior financial roles for Silicon Graphics, Inc. Mr. Miller was a Certified Public Accountant.

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

James Post. Mr. Post joined us as Executive Vice President of North American Commercial Operations in December 2013. Prior to joining Cepheid, Mr. Post was Global President of Acute Care for Alere from 2012 to 2013, President of Alere North America from 2010 to 2012, and Vice President of Sales and Marketing for the Critical Care division from 2008 to 2010. Prior to Alere, Mr. Post held various sales and marketing positions at Biosite Diagnostics from 2003 until the company was acquired by Alere in 2007 and US Surgical Corporation from 1992 to 2002.

Joseph H. Smith. Mr. Smith joined us in June 2003 as Vice President, General Counsel, served as our Senior Vice President of Business Development and General Counsel from April 2004 until December 2012 and was promoted to Executive Vice President, Corporate Development and General Counsel in January 2013. He has been Secretary since March 2004. From 1989 to 2002, Mr. Smith was Vice President of Intellectual Property at Applied Biosystems (now Life Technologies Corporation) and its predecessors, a biotechnology research equipment company, and from 2002 to 2003 was its Senior Vice President for Business Development. Prior to Applied Biosystems, Mr. Smith was a partner in the law firm of Wiseman, Jones, and Smith; and prior to that he was a member of the Technical Legal Department of Hewlett-Packard.

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

We have a prior history of operating losses and may not achieve profitability for 2014 or beyond.

We incurred operating losses in each annual fiscal year since our inception, except for 2011. For 2013 and 2012, we had a net loss of $18.0 million and $20.0 million, respectively, and we only achieved profitability once, in 2011, with a net profit of $2.6 million. As of December 31, 2013, we had an accumulated deficit of approximately $243.6 million. We do not expect to be profitable for fiscal 2014 and our ability to be profitable in the future will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, the extent of our participation in the USPS BDS program and the operating parameters of the USPS BDS program, which will affect the rate of our consumable products sold, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins, the resources we devote to developing and supporting our products, increases in manufacturing costs associated with our operations, our ability to improve manufacturing efficiencies, including improvements in our manufacturing scale-up activities, our ability to manage our inventory levels, third-party freight costs, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, the U.S. federal government shut-down, concerns over future U.S. budgetary negotiations and variability and timing of orders. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale-up and restructuring activities. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenues could be diminished, and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, we previously experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency or our manufacturing operations and our resulting gross margin. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers and erode customer confidence in our product availability. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. In addition, we have recently undergone changes in the leadership of our manufacturing organization, as our Executive Vice President, Global Operations started in May 2013. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components, and if such suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, during 2012 and 2013 we experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty and concerns over future U.S. budgetary concerns. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems can be lengthy, particularly during uncertain economic and political conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process, including the U.S. federal government shut-down and governmental budgetary pressures. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations and, accordingly, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes, the result of which is that the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from six months to one year or longer from submission. However, in the event of a U.S. federal government shutdown, the FDA may furlough employees and cease certain non-essential operations, which could result in slower approval times. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, (“CDRH”), issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. We continue to monitor the CDRH’s implementation of its plan of action and analyze how its decisions will impact the approval of our products. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted.

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

The comprehensive healthcare reform legislation includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe includes all of our Clinical products sold in the United States Since we do not intend to pass this tax onto our customers, if we are unable to identify other cost savings in our business, our future gross margins and other operating results could be harmed, which in turn could cause the price of our stock to decline.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. For example, in 2012, we acquired one of our plastic molders and, in 2013, we acquired distributors in two of our international locations. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits, including our recent acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate the recently acquired plastic molder, distributors or any other acquired companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt, the U.S. budget process and monetary and financial uncertainties in Europe, emerging markets and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

We have a relatively small sales force compared to some of our competitors. In addition, we have recently undergone changes in the leadership of our sales organization, as our Executive Vice President of International Commercial Operations joined us in January 2013 and our Executive Vice President of North American Commercial Operations joined us in December 2013. If our direct sales force is not successful, or the new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

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

We conduct operations on a global basis. These operations are subject to a number of difficulties and special costs, including:

•

compliance with multiple, conflicting and changing governmental laws and regulations, including U.S. laws such as the Foreign Corrupt Practices Act and local laws that prohibit bribes and certain payments to governmental officials such as the UK Bribery Act 2010, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions ,and export requirements;

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

Further, as we continue to expand our operations worldwide and potentially sell our products and services to governmental institutions, compliance with Foreign Corrupt Practices Act and local laws that also prohibit corrupt payments to governmental officials such as the UK Bribery Act 2010 will become more important and we will need to continue to enhance our internal controls to ensure compliance with applicable laws and regulations.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”), and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

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

We have indebtedness in the form of convertible senior notes.

In February 2014, we completed an offering of $345 million of convertible senior notes due 2021 (the “Notes”).

As a result of the issuance of the Notes, we incurred $345 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2021, or upon the occurrence of a make-whole fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Notes may affect the price of our common stock.

The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the outstanding Notes will be able to convert them only upon the satisfaction of certain conditions prior to August 1, 2020. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect the trading price of our common stock.

We have broad discretion in the use of the net proceeds from the issuance of our Notes and may not use them effectively.

We have broad discretion in the application of the net proceeds that we received from the issuance of our Notes, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our Notes in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact the price of our securities.

Our participation in the USPS BDS program may not result in predictable revenues in the future.

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS continued to report significant losses for the 2013 and 2012 fiscal years, respectively. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

The accounting method for convertible debt securities that may be settled in cash, such as the notes, is the subject of recent changes that could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

Additionally, the accounting method for convertible debt securities is subject to pronouncements, guidance and interpretations of prior pronouncements that are complex, continue to evolve and may change in future periods, as well as implementation of new accounting rules or standards, all of which may require us to record additional expenses or income or include additional shares in determining earnings per share and could have a material adverse effect on our financial conditions and our results of operations.

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

Compliance with laws and regulations worldwide, including governing public company corporate governance and reporting is complex and expensive.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas. Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and The NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these laws, regulations and similar requirements may be onerous and inconsistent from jurisdiction to jurisdiction, which has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting, legal and compliance costs. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services more expensive, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

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

Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is appropriate. We expect to maintain such valuation allowance so long as there is insufficient evidence that we will be able to realize the benefit of our deferred tax assets. We reassess the realizability of the deferred tax assets as facts and circumstances dictate. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser or greater allowance is required, or that no such allowance is appropriate, we will record a corresponding change to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our results of operations. Although we believe our estimates and judgments are reasonable, including those related to our valuation allowance, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During fiscal year 2013, the sale price of our common stock on the NASDAQ Global Select Market ranged from $30.95 to $47.21 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

Our charter documents may impede or discourage a takeover, which could reduce the market price of our common stock.

Our board of directors or a committee thereof has the power, without shareholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock and certain provisions of our articles of incorporation and bylaws, including, without limitation, a classified board, advance notice requirements for shareholder proposals and nominations, and no cumulative voting, could impede a merger, takeover or other business combination involving us or discourage a potential acquiror from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Sunnyvale, California. As of February 1, 2014, we owned or leased approximately 640,000 square feet of building space, primarily in the United States. We own a building in Toulouse, France, and the remaining building space we occupy is pursuant to leases expiring through May 2029. Our manufacturing sites are located in the United States and Sweden.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3.	LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that we have appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it will proceed with the arbitration while this appeal is pending. We believe that we have not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable, and not infringed.

Management believes that it is reasonably possible that these legal proceedings could result in a material loss (i.e. the chance of the event occurring is more than remote but less than likely). However, given the nature of arbitration and the nature of the claims in this matter, the Company is unable to estimate the amount of such possible loss.

On August 21, 2012, we filed a lawsuit against Roche Molecular Systems, Inc. and F. Hoffman-La Roche Ltd, for a declaratory judgment of (a) invalidity, expiration and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed our suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The Court left open the possibility that we could re-file our case against the 155 Patent in the future. We believe that the possibility that these legal proceedings will result in a material loss is remote.

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

PRICE RANGE OF COMMON STOCK

Our common stock trades on The NASDAQ Global Select Market under the symbol “CPHD.” The high and low prices for our common stock for each quarter of our two most recent fiscal years, as reported on The NASDAQ Global Select Market, were as follows:

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$39.52	$32.25
Second Quarter	40.31	31.56
Third Quarter	39.62	30.95
Fourth Quarter	47.21	36.17

Fiscal year ended December 31, 2012
First Quarter	$45.00	$31.86
Second Quarter	45.19	34.10
Third Quarter	46.00	31.55
Fourth Quarter	36.13	28.12

On February 18, 2014, the last reported sale price of our common stock on The NASDAQ Global Select Market was $51.98 per share. On February 18, 2014, there were approximately 107 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	6,964,709	$26.19	4,005,000
Equity compensation plans not approved by security holders (4)	253,291	$40.62	—

Total	7,218,000	$26.70	4,005,000

(1)	The number of securities remaining available for future issuance in column (c) includes (1) 1,914,000 shares of common stock authorized and available for issuance under our 2012 Employee Stock Purchase Plan (“2012 ESPP”) and (2) 2,091,000 shares of common stock authorized and available for issuance under out 2006 Equity Incentive Plan (“2006 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to the lesser of (i) 500,000 shares or (ii) an amount determined by the Compensation Committee of the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the 2012 ESPP as of December 31, 2013.
(2)	We issue securities under our 2006 Plan in forms other than options, warrants or rights. We may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. Under the terms of our 2006 Plan, each award other than a stock option or stock appreciation right will reduce the number of shares remaining available for future issuance in column (c) by 1.75 shares for each share subject to such award.
(3)	We have made awards of restricted stock under our 2006 Plan in forms that do not require a payment by the recipient to us at the time of exercise or vesting. Accordingly, the weighted average exercise price in column (b) does not take these awards into consideration.
(4)	Includes 61,625 shares of common stock issuable to Michael Fitzgerald, an executive officer of the Company, 83,333 shares of common stock issuable to Warren Kocmond, an executive officer of the Company, and 108,333 shares of common stock issuable to James Post, an executive officer of the Company, as non-plan inducement grants pursuant to Section 5635(c)(4) of The NASDAQ Stock Market Rules.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total shareholder return on Cepheid’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2008 and its relative performance is tracked through 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13
Cepheid	100.00	120.23	219.17	331.50	326.20	449.63
NASDAQ Composite	100.00	144.84	170.58	171.34	200.03	283.43
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$401,292	$331,212	$277,575	$212,468	$170,627

Cost of sales	207,933	153,365	122,840	105,135	95,542
Gross profit on sales	193,359	177,847	154,735	107,333	75,085
Income (loss) from operations	(16,010)	(21,324)	3,815	(5,344)	(23,366)
Net income (loss)	$(17,965)	$(20,043)	$2,627	$(5,917)	$(22,502)
Basic net income (loss) per common share	$(0.27)	$(0.30)	$0.04	$(0.10)	$(0.39)
Diluted net income (loss) per common share	$(0.27)	$(0.30)	$0.04	$(0.10)	$(0.39)
Shares used in computing basic net income (loss) per share	67,485	65,812	62,735	59,712	58,206
Shares used in computing diluted net income (loss) per share	67,485	65,812	66,750	59,712	58,206

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and put option	$74,909	$95,779	$115,008	$79,538	$60,717
Working capital	148,528	147,090	148,153	95,565	60,852
Total assets	394,604	331,544	286,670	220,611	198,126
Short-term obligations:
Bank borrowing	—	—	—	—	14,618
Current portion of note payable	194	183	—	1,679	108
Current portion of deferred revenue	8,183	9,599	8,176	8,207	2,923
Long-term obligations:
Note payable, less current portion	1,479	1,685	—	4,991	732
Accumulated deficit	(243,563)	(225,598)	(205,555)	(208,182)	(202,265)
Total shareholders’ equity	$285,240	$247,542	$211,833	$153,662	$127,566

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; sales organization productivity; the breadth and speed of test menu expansion, improving gross margins, execution of manufacturing operations, product sales under the High Burden Developing Country (“HBDC”) program, commercial test and commercial system sales and improvements in our manufacturing scale-up activities; our success in increasing our commercial and HBDC sales and the effectiveness of our sales personnel; the relative mix of commercial and HBDC sales; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to successfully complete and bring on-line additional manufacturing lines; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

•

Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. We currently offer a menu of 14 Xpert tests in the U.S. and international markets. Our strategy is to further extend the Xpert test menu to include healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert CT/NG was made commercially available in the United States in the first quarter of 2013 and Xpert MTB/RIF was made commercially available in the United States in the third quarter of 2013.

•

Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. For example, in the first quarter of 2013, we entered into license agreements with Oregon Health & Sciences University to further the development of our prostate and breast oncology tests. In addition, we intend to focus key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•

Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of December 31, 2013, we had direct sales forces in the United Kingdom (“U.K.”), France, Australia, the Benelux region, Germany, Italy and South Africa, and we have offices in Brazil, Singapore, India, Hong Kong Dubai, China and Japan. In 2013 we acquired our Italian distributor and we intend to continue to expand our international commercial operations capability on both a direct and distributor basis in 2014 and beyond.

•

Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010. Our program to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices showed continuing momentum in 2013. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio globally, including in emerging commercial markets. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

We consider our accounting policies related to revenue recognition, impairment of long-lived assets, inventory valuation, warranty accrual, stock-based compensation, litigation settlement, foreign currency hedging and income taxes to be critical accounting policies. A number of significant estimates, assumptions and judgments are inherent in our determination of when to recognize revenue, how to evaluate our long-lived-assets, the calculation of our inventory valuation adjustments, warranty accrual, settlements related to litigation, valuation of our foreign currency hedges and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

We enter into revenue arrangements that may consist of multiple deliverables of our products and services. In situations with multiple deliverables, revenue is recognized upon the delivery of each of the separate elements. We sell service contracts for which revenue is deferred and recognized ratably over the contract period.

In the first quarter of 2011, we adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an immaterial impact on the amount and timing of revenue reported.

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: 1) vendor specific objective evidence (VSOE), if available; 2) third party evidence of selling price if VSOE is not available; or 3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is our best estimate of the selling price of an element in a transaction. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance.

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

During 2012, we entered into agreements with The Bill and Melinda Gates Foundation (“BMGF”), The United States Agency for International Development (“USAID”) and UNITAID to reduce the price of our Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the HBDC program. We received one-time payments of $3.5 million each from BMGF and USAID in 2012 and $3.2 million from UNITAID during 2013. Based on the terms of the agreements, we recognized revenue related to the BMGF and USAID agreements on a per-unit basis. Under the UNITAID agreement, we are recognizing the $3.2 million of revenue on a straight line basis over a period of ten years. For the years ended December 31, 2013 and 2012, we recognized revenue of $2.7 million and $4.8 million, respectively, related to these three agreements.

Realizability of Long-Lived Assets

Our intangible assets consist primarily of rights to certain patented technologies that we purchased. Intangible assets are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years, on a straight-line basis except for intangible assets acquired in an acquisition, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of sales in the consolidated statements of operations.

We review our intangible assets for impairment and conduct an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired, by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends. There is significant judgment in estimating future cash flows and fair value. In 2013, 2012 and 2011, we recorded impairment charges of $1.3 million, $1.4 million and $5.4 million, respectively, related to the impairment of acquired intangible assets.

Goodwill

As of December 31, 2013, our carrying value of goodwill was $39.7 million. Goodwill is tested for impairment at a minimum on an annual basis and at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill in the fourth quarters of 2013 and 2012. As a result of these tests, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.

Cash, Cash Equivalents, Short-Term Investments and Investments

Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable debt securities have been classified and accounted for as available-for-sale. We determine the appropriate classification of investments at the time of purchase and re-evaluate the designations at each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. Our marketable debt securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and whether or not we expect to recover the entire amortized cost basis of the security (that is, a credit loss exists).

Litigation

We are involved in certain legal proceedings, as discussed in Note 8, “Commitments, Contingencies and Legal Matters” of Notes to the Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, if we believe that a loss arising from such matters is probable and can be reasonably estimated, we record the estimated liability in our Consolidated Financial Statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

Inventory and Warranty Provisions

We maintain provisions for inventory obsolescence and warranty costs that we believe are reasonable and that are based on our historical experience and current expectations for future performance. The inventory provision is established using our estimate of the potential future obsolescence or excess inventory. A substantial decrease in demand for our products or the introduction of new products could lead to excess inventories and could require us to increase our provision for inventory obsolescence. Our current estimates and assumptions are consistent with prior periods. In the past, there have not been significant adjustments of the actual results to our estimates.

We warrant our systems to be free from defects for a period of generally 12 to 24 months from the date of sale and our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our warranty provision is established using our estimate of future failure rates and of the future costs of repairing any system failures during the warranty period or replacing any disposable products with defects. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision. As of December 31, 2013 and 2012, the accrued warranty liability at each period end was $3.3 million and $2.0 million, respectively.

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

In determining fair value of the stock-based compensation payments, we use the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), the risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of fair value of stock–based compensation.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2013, 2012 and 2011, we did not recognize significant interest or penalties related to uncertain tax positions in the consolidated statements of operations, and at December 31, 2013 and 2012, we had no significant accrued interest or penalties.

Foreign Currency Hedging

We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted net revenue, cost of sales and operating expense denominated in currencies other than the U.S. dollar. Our foreign currency cash flow hedges mature generally within twelve months. For derivative instruments that are designated and qualify as cash flow hedges, we initially record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The effective portion of cash flow hedges is reported in the same financial statement line item as the changes in value of the hedged item. The notional principle amounts of our outstanding derivative instruments designated as cash flow hedges are $96.6 million and $79.3 million as of December 31, 2013 and 2012, respectively. The notional principle amounts of our outstanding derivative instruments not designated as cash flow hedges is $24.2 million and $9.2 million as of December 31, 2013 and 2012, respectively. During fiscal year 2013, there was no significant impact to results of operations as a result of discontinued cash flow hedges.

Results of Operations

Comparison of Years Ended December 31, 2013, 2012 and 2011

Revenues

The following table illustrates the components of revenues (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Sales:
System and other sales	$76,763	$65,111	$11,652	18%	$65,111	$73,999	$(8,888)	-12%
Reagent and disposable sales	324,529	266,101	58,428	22%	266,101	203,576	62,525	31%

Total sales	$401,292	$331,212	$70,080	21%	$331,212	$277,575	$53,637	19%

Sales

The following table illustrates sales in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Sales by market:
Clinical Systems	$66,980	$52,805	$14,175	27%	$52,805	$58,634	$(5,829)	-10%
Clinical Reagents	292,941	233,503	59,438	25%	233,503	177,435	56,068	32%

Total Clinical	$359,921	$286,308	$73,613	26%	$286,308	$236,069	$50,239	21%

Non-Clinical	41,371	44,904	(3,533)	-8%	44,904	41,506	3,398	8%

Total sales	$401,292	$331,212	$70,080	21%	$331,212	$277,575	$53,637	19%

Total Clinical revenues increased $73.6 million, or 26%, in 2013 as compared to 2012. The increase in Clinical revenues for 2013 was led by growth in Clinical Reagents associated with new GeneXpert instrument placements to new and existing customers and broader test menu adoption among existing customers. Clinical Reagent growth was driven by an increase of $18.3 million, or 77%, in our HBDC tests, primarily our Xpert MTB/RIF test. Commercial Clinical Reagents grew by $41.1 million, or 20%, due to the 22% increase in Xpert test revenues, driven by growth in our Healthcare Associated Infection tests, Xpert CT/NG, Xpert MTB/RIF, and Xpert Flu. Clinical Systems revenue increased by $14.2 million, or 27%, primarily driven by an increase in shipments to customers in our HBDC program, along with increased Commercial Clinical placements.

Total Clinical revenues increased $50.2 million, or 21%, for 2012 as compared to 2011. The increase in Clinical revenues for 2012 was led by growth in Clinical Reagents associated with new GeneXpert instrument placements to new and existing customers and broader test menu adoption among existing customers. The Clinical Reagent growth was led by 147% growth of our Xpert MTB/RIF test in HBDC countries. Commercial Clinical Reagents grew by $41.8 million or 25% primarily due to growth in our Healthcare Associated Infection tests. Clinical Systems revenue decreased primarily due to Commercial Clinical placements, partially offset by an increase in shipments to our customers in our HBDC program.

Non-Clinical revenue decreased $3.5 million, or 8% in 2013 compared to 2012. The decrease was primarily due to decreases in industrial revenue and contract, grant and research revenue. Non-Clinical sales increased $3.4 million, or 8% in 2012 compared to 2011. The increase was primarily due to greater shipments of anthrax test cartridges to Northrop Grumman/USPS.

We expect our Clinical sales to continue to increase in 2014 with the continued expansion of the healthcare associated infections, critical infectious disease, sexual health and women’s health markets, the breadth and expansion of our test menu, and the growth of our installed base of customers. We expect Non-Clinical market sales will decline in 2014 compared to 2013.

The following table provides a breakdown of our sales by geographic regions (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Geographic sales information:
North America
Clinical	$212,362	$190,021	$22,341	12%	$190,021	$167,966	$22,055	13%
Non-Clinical	36,998	38,632	(1,634)	-4%	38,632	37,038	1,594	4%

Total North America	249,360	228,653	20,707	9%	228,653	205,004	23,649	12%

International
Clinical	$147,559	$96,286	$51,273	53%	$96,286	$68,103	$28,183	41%
Non-Clinical	4,373	6,273	(1,900)	-30%	6,273	4,468	1,805	40%

Total International	151,932	102,559	49,373	48%	102,559	72,571	29,988	41%

Total sales	$401,292	$331,212	$70,080	21%	$331,212	$277,575	$53,637	19%

North American Clinical sales increased $22.3 million, or 12%, in 2013 as compared to 2012. This increase in North American sales in 2013 was driven by a 16% increase in Xpert test sales, primarily due to growth in sales of our healthcare associated infection tests (including Xpert MRSA and Xpert C.difficile) and our Xpert CT/NG test to new and existing customers, partially offset by a decrease in non-Xpert system and test sales. North American Clinical sales increased $22.1 million, or 13%, in 2012 as compared to 2011. The increase in 2012 was due to $30.7 million, or 23%, growth in Clinical Reagent sales to new and existing customers offset by a decrease in Clinical Systems sales primarily due to fewer placements of our GeneXpert systems. North American Non-Clinical sales decreased $1.6 million, or 4%, in 2013 as compared to 2012. The decrease in Non-Clinical revenue was primarily due to decreases in industrial revenue and contract, grant and research revenue.

International sales increased $49.4 million, or 48%, in 2013 as compared to 2012. This increase was primarily driven by 44% growth in Commercial Xpert tests, Commercial Clinical system placements and growth in HBDC sales, both systems and our Xpert MTB/RIF test. International sales increased $30.0 million, or 41%, in 2012 as compared to 2011. This increase in 2012 was primarily due to growth in both Clinical Reagent and Clinical System sales to new and existing customers in both the Commercial market and HBDC program.

Costs and Operating Expenses

The following table illustrates the changes in our operating expenses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Costs and operating expenses:
Cost of sales	$207,933	$153,365	$54,568	36%	$153,365	$122,840	$30,525	25%
Collaboration profit sharing	7,512	7,183	329	5%	7,183	4,863	2,320	48%
Research and development	80,197	71,673	8,524	12%	71,673	59,362	12,311	21%
Sales and marketing	79,941	61,907	18,034	29%	61,907	50,691	11,216	22%
General and administrative	41,719	43,298	(1,579)	-4%	43,298	36,004	7,294	20%
Litigation settlement	—	15,110	(15,110)	-100%	15,110	—	15,110	100%

Total costs and operating expenses	$417,302	$352,536	$64,766	18%	$352,536	$273,760	$78,776	29%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales and amortization of intangible assets related to technology licenses and intangibles assets acquired in business combinations.

Cost of sales increased $54.6 million, or 36%, in 2013 as compared to 2012 and increased $30.5 million, or 25%, in 2012 as compared to 2011. The increase in both periods was primarily attributed to increased shipments of our Clinical System and Clinical Reagent products.

Our gross margin percentage decreased to 48% in 2013 as compared to 54% in 2012. The decrease was primarily attributable to manufacturing inefficiencies resulting from challenges in scaling our manufacturing capacity, including the intermittent interruptions in the supply of Xpert cartridge parts, as well as an increase in our HBDC sales, which has lower gross margins, and the U.S. medical device tax under the Affordable Care Act.

Our gross margin percentage decreased to 54% in 2012 as compared to 56% in 2011. The decrease was primarily attributable to manufacturing inefficiencies resulting from challenges in scaling our manufacturing capacity, including the intermittent interruptions in the supply of Xpert cartridge parts, partially offset by the phase out of certain royalty payments associated with our Clinical business and a favorable product mix of higher margin tests.

We expect our gross margin will increase moderately in 2014 driven by lower Clinical Reagent costs due to manufacturing efficiencies and higher volume of sales, partially offset by a higher volume of sales under our HBDC program, which has lower margins.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The increases in collaboration profit sharing in both 2013 and 2012 were the result of increased anthrax cartridge sales under the USPS BDS program. We expect our collaboration profit sharing expenses will decrease moderately in 2014 due to an expected decrease in anthrax cartridge sales to the USPS.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs, depreciation and amortization of certain intangible assets. Research and development expenses increased $8.5 million, or 12%, in 2013 as compared to 2012. This increase is primarily due to an increase in headcount and restructuring expenses, offset by a decrease in clinical trial costs.

Research and development expenses increased $12.3 million, or 21%, in 2012 as compared to the 2011. This increase is primarily due to an increase in headcount and clinical trial costs.

We expect a moderate increase in our research and development expenses as a percentage of sales in 2014 driven primarily by an increase in our clinical trial costs for products currently under development, and an increase in engineering costs related primarily to our high-level multiplexing initiative.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $18.0 million, or 29%, in 2013 as compared to 2012. The increase is primarily due to increased headcount and sales and marketing program costs.

Sales and marketing expenses increased $11.2 million, or 22%, in 2012 as compared to 2011. The increase is primarily due to increased headcount and sales and marketing program costs.

We expect a moderate increase in our sales and marketing expenses as a percentage of revenues in 2014 primarily to support the ongoing expansion of our global commercial operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs and legal, accounting and other professional fees. General and administrative expenses decreased $1.6 million, or 4%, in 2013 as compared to 2012. The decrease is primarily due to decreased legal expenses due to a litigation settlement that was reached during 2012.

General and administrative expenses increased $7.3 million, or 20%, in 2012 as compared to 2011. The increase is primarily due to increased headcount and legal expenses.

We expect our general and administrative expenses to remain relatively flat in 2014.

Litigation Settlement

During the third quarter of 2012, we entered into a settlement regarding certain issues under multiple license agreements. Pursuant to the settlement, we paid $17.3 million in cash, of which $15.1 million was recorded as Litigation settlement. The settlement is explained further in Note 8 of these Consolidated Financial Statements.

Other Income (Expense), Net

The following table illustrates the changes in our other income (expense), net for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Other income (expense), net
Interest and other income, net	$45	$26	$19	73%	$26	$23	$3	13%
Interest expense	(137)	(147)	10	-7%	(147)	(511)	364	-71%
Foreign currency exchange gain (loss) and other	(715)	117	(832)	-711%	117	(655)	772	-118%

Total other expense, net	$(807)	$(4)	$(803)	20075%	$(4)	$(1,143)	$1,139	-100%

Other income (expense), net primarily consists of interest income earned from our cash, cash equivalent or investment balances, interest expense related to loans or notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$15,012	$2,928	$27,032
Net cash used in investing activities	(70,981)	(49,311)	(20,873)
Net cash provided by financing activities	26,638	27,163	29,188

As of December 31, 2013, we had $84.7 million in cash, cash equivalents and investments in marketable securities. The $29.7 million decrease in total cash and cash equivalents from December 31, 2012 consisted primarily of $71.0 million used in investing activities partially offset by $26.6 million provided by financing activities and $15.0 million provided by operating activities. Our marketable securities investment portfolio is invested primarily in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

The net cash provided by operating activities was $15.0 million for the year ended December 31, 2013. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses partially offset by working capital uses of cash. Non-cash expenses are comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets, and impairment of acquired intangible assets and licenses. Cash used by changes in working capital for the year ended December 31, 2013 was primarily driven by increases in inventory, accounts receivables and prepaid expenses and other current assets partially offset by increases in accounts payable, accrued compensation and deferred revenue.

The net cash provided by operating activities was $2.9 million for the year ended December 31, 2012. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses partially offset by working capital uses of cash. Non-cash expenses are comprised of stock-based compensation, depreciation and amortization expenses, amortization of intangible assets, and impairment of acquired intangible assets and licenses. Cash used by changes in working capital for the year ended December 31, 2013 was primarily driven by increases in accounts receivables, inventory, prepaid expenses and other current assets and other non-current assets and a decrease in accounts payable and accrued compensation partially offset by an increase in deferred revenue.

The net cash used in investing activities was $71.0 million for the year ended December 31, 2013. It was primarily comprised of the purchase of fixed assets, mainly related to leasehold improvements of our buildings under operating lease and the purchase of additional manufacturing equipment, the purchase of marketable securities and investments and the cost of acquisitions, net of cash, partially offset by the proceeds from the sales and maturities of marketable securities and investments.

The net cash used in investing activities was $49.3 million for the year ended December 31, 2012. It was primarily comprised of the cost of acquisitions, net of cash acquired and the purchase of fixed assets, mainly related to leasehold improvements of our buildings under operating leases and the purchase of additional manufacturing equipment.

We expect a moderate decrease in our capital expenditures in 2014; however, we will continue to invest in the capacity and continued automation of our manufacturing operations to support the growth in our GeneXpert test revenue.

The net cash provided by financing activities was $26.6 million for the year ended December 31, 2013. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options.

The net cash provided by financing activities was $27.2 million for the year ended December 31, 2012. It was primarily comprised of net proceeds from the issuance of common shares and exercise of stock options.

Subsequent to December 31, 2013, we sold an aggregate of $345 million principal amount of 1.25% Convertible Senior Notes due 2021. We received net proceeds of approximately $311 million after deducting the initial purchasers’ discounts, estimated offering expenses payable by us and approximately $25 million used to pay the cost of the capped call transactions.

Lease, Purchase and Minimum Royalty Commitments

The following table summarizes our lease, purchase and minimum royalty commitments at December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$84,138	$10,450	$21,917	$21,728	$30,043
Purchase obligations	42,494	37,118	3,660	1,716	—
Minimum royalties	2,583	543	1,134	646	260

	$129,215	$48,111	$26,711	$24,090	$30,303

Lease Commitments

We lease office space under arrangements expiring through 2029. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. Net rent expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $10.2 million, $8.4 million and $6.3 million, respectively.

Purchase Obligations

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

Off-Balance-Sheet Arrangements

As of December 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

Subsequent to December 31, 2013, we sold an aggregate of $345 million principal amount of 1.25% Convertible Senior Notes due 2021. We received net proceeds of approximately $311 million after deducting the initial purchasers’ discounts, estimated offering expenses payable by us and approximately $25 million used to pay the cost of the capped call transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign currency risk

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2013 were transacted in U.S. dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. We have operations in Australia, the Benelux region, Brazil, China, Dubai, France, Germany, Hong Kong, India, Italy, Japan, Singapore, South Africa, Sweden and the United Kingdom. For the years ended December 31, 2013, 2012 and 2011, international sales were 38%, 32% and 27%, respectively, of our sales. Our international sales are predominantly made in Europe, Middle East, and Africa (“EMEA”) countries. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We have a foreign currency hedging program that we use to mitigate our exposure to foreign currency gains and losses. As part of this program, we may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce foreign currency exchange risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased by $3.7 million or increased by $3.5 million, respectively, our unrealized loss at December 31, 2013. We do not hold or purchase any currency contracts for trading purposes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto, of Cepheid and the Reports of Independent Registered Public Accounting Firm, Ernst and Young LLP, are filed as a part of this Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on our evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the our internal control over financial reporting.

February 27, 2014

/s/ JOHN L. BISHOP	/s/ ANDREW D. MILLER
John L. Bishop	Andrew D. Miller
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited Cepheid’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cepheid’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Cepheid and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cepheid

We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Part IV Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2013 and 2012, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cepheid’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 27, 2014

CEPHEID

CONSOLIDATED BALANCE SHEETS

	December
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,072	$95,779
Short-term investments	8,837	—
Accounts receivable, less allowance for doubtful accounts of $198 thousand and $176 thousand as of December 31, 2013 and 2012, respectively	52,202	43,999
Inventory	103,866	70,114
Prepaid expenses and other current assets	13,037	9,448

Total current assets	244,014	219,340
Property and equipment, net	84,886	54,830
Investments	9,820	—
Other non-current assets	958	913
Intangible assets, net	15,245	18,767
Goodwill	39,681	37,694

Total assets	$394,604	$331,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,609	$33,701
Accrued compensation	22,009	16,540
Accrued royalties	5,245	7,992
Accrued and other liabilities	7,246	4,235
Current portion of deferred revenue	8,183	9,599
Current portion of notes payable	194	183

Total current liabilities	95,486	72,250
Long-term portion of deferred revenue	3,424	1,156
Long-term portion of notes payable	1,479	1,685
Other liabilities	8,975	8,911

Total liabilities	109,364	84,002

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 68,556,392 and 66,603,884 shares issued and outstanding at December 31, 2013 and 2012, respectively	383,379	355,867
Additional paid-in capital	145,900	117,217
Accumulated other comprehensive income (loss)	(476)	56
Accumulated deficit	(243,563)	(225,598)

Total shareholders’ equity	285,240	247,542

Total liabilities and shareholders’ equity	$394,604	$331,544

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2013	2012	2011
	(In thousands, except per share data)
Sales	$401,292	$331,212	$277,575
Costs and operating expenses:
Cost of sales	207,933	153,365	122,840
Collaboration profit sharing	7,512	7,183	4,863
Research and development	80,197	71,673	59,362
Sales and marketing	79,941	61,907	50,691
General and administrative	41,719	43,298	36,004
Litigation settlement	—	15,110	—

Total costs and operating expenses	417,302	352,536	273,760

Income (loss) from operations	(16,010)	(21,324)	3,815
Interest and other income, net	45	26	23
Interest expense	(137)	(147)	(511)
Foreign currency exchange gain (loss) and other, net	(715)	117	(655)

Other expense, net	(807)	(4)	(1,143)

Income (loss) before income taxes	(16,817)	(21,328)	2,672
Benefit from (provision for) income taxes	(1,148)	1,285	(45)

Net income (loss)	$(17,965)	$(20,043)	$2,627

Basic net income (loss) per share	$(0.27)	$(0.30)	$0.04

Diluted net income (loss) per share	$(0.27)	$(0.30)	$0.04

Shares used in computing basic net income (loss) per share	67,485	65,812	62,735

Shares used in computing diluted net income (loss) per share	67,485	65,812	66,750

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2013	2012	2011
	(In thousands)
Net income (loss)	$(17,965)	$(20,043)	$2,627
Other comprehensive income (loss), net of taxes of $0:
Foreign currency translation adjustments	—	140	(693)
Unrealized gains and losses related to cash flow hedges:
Loss recognized in other comprehensive income	(118)	(401)	—
(Gain)/Loss reclassified from accumulated comprehensive income to the statement of operations	(427)	285	—
Unrealized gains and losses related to available-for-sale investments, net:
Gain recognized in other comprehensive income	15	—	—
(Gain) reclassified from accumulated comprehensive income to the statement of operations	(2)	—	—

Comprehensive income (loss)	$(18,497)	$(20,019)	$1,934

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Share- holders’ Equity
Balance at December 31, 2010	60,569	288,387	72,731	726	(208,182)	153,662
Net income	—	—	—	—	2,627	2,627
Foreign currency translation adjustment	—	—	—	(693)	—	(693)
Issuance of shares of common stock under employee and director option plans	3,213	32,128	—	—	—	32,128
Stock-based compensation related to stock options and awards and employee stock purchase plans	—	—	20,413	—	—	20,413
Issuance of shares of common stock under employee stock purchase plans	375	3,696	—	—	—	3,696

Balance at December 31, 2011	64,157	324,211	93,144	33	(205,555)	211,833
Net loss					(20,043)	(20,043)
Unrealized loss related to cash flow hedging	—	—	—	(117)	—	(117)
Foreign currency translation adjustment	—	—	—	140	—	140
Issuance of shares of common stock under employee and director option plans	2,060	22,373	—	—	—	22,373
Shares issued for purchase of a business	157	4,577	—	—	—	4,577
Stock-based compensation related to stock options and awards and employee stock purchase plans	—	—	24,073	—	—	24,073
Issuance of shares of common stock under employee stock purchase plans	230	4,706	—	—	—	4,706

Balance at December 31, 2012	66,604	355,867	117,217	56	(225,598)	247,542
Net loss					(17,965)	(17,965)
Unrealized loss related to cash flow hedging	—	—	—	(545)	—	(545)
Unrealized gain related to available-for-sale investments, net	—	—	—	13	—	13
Issuance of shares of common stock under employee and director option plans	1,740	22,159	—	—	—	22,159
Stock-based compensation related to stock options and awards and employee stock purchase plans	—	—	28,683	—	—	28,683
Issuance of shares of common stock under employee stock purchase plans	212	5,353	—	—	—	5,353

Balance at December 31, 2013	68,556	383,379	145,900	(476)	(243,563)	285,240

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(17,965)	$(20,043)	$2,627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,769	13,446	10,298
Amortization of intangible assets	5,418	4,965	6,523
Unrealized foreign exchange differences	419	—	—
Impairment of acquired intangible assets, licenses, property and equipment	2,855	1,399	5,372
Stock-based compensation related to employees and consulting services rendered	27,635	24,496	19,768
Changes in operating assets and liabilities:
Accounts receivable	(6,960)	(6,443)	(7,830)
Inventory	(32,638)	(5,105)	(23,982)
Prepaid expenses and other current assets	(5,263)	(2,714)	(237)
Other non-current assets	150	(172)	(122)
Accounts payable and other current liabilities	17,334	(5,740)	11,365
Accrued compensation	5,421	(1,736)	5,334
Deferred revenue	837	575	(2,084)

Net cash provided by operating activities	15,012	2,928	27,032
Cash flows from investing activities:
Capital expenditures	(47,526)	(23,150)	(18,922)
Payments for technology licenses	(1,125)	(2,140)	(1,655)
Cost of acquisitions, net of cash acquired	(3,669)	(24,021)	(296)
Proceeds from maturities and sales of marketable securities and investments	3,850	—	—
Purchases of marketable securities and investments	(22,511)	—	—

Net cash used in investing activities	(70,981)	(49,311)	(20,873)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	27,512	27,079	35,857
Proceeds from bank borrowing	—	156	—
Principal payments of notes payable	(874)	(72)	(6,669)

Net cash provided by financing activities	26,638	27,163	29,188
Effect of foreign exchange rate change on cash and cash equivalents	(376)	(9)	123

Net increase (decrease) in cash and cash equivalents	(29,707)	(19,229)	35,470
Cash and cash equivalents at beginning of period	95,779	115,008	79,538

Cash and cash equivalents at end of period	$66,072	$95,779	$115,008

Supplemental Cash Flow Information
Cash paid for interest	$109	$124	$207
Cash paid for taxes	$632	$1,051	$50

The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

See Note 2, “Fair Value”, for information and related disclosures regarding the Company’s fair value measurements.

Cash, Cash Equivalents, Short-Term Investments and Investments

Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company’s debt securities, this assessment takes into account the severity and duration of the decline in value, the Company’s intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether or not the Company expects to recover the entire amortized cost basis of the security (that is, a credit loss exists).

See Note 3, “Investments”, for information and related disclosures regarding the Company’s investments.

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments and investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s derivative instruments consist of large financial institutions of high credit standing.

The Company’s main financial institution for banking operations held 55% and 71% of the Company’s cash and cash equivalents as of December 31, 2013 and 2012, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 14% and 7% of total accounts receivable as of December 31, 2013 and 2012, respectively.

The Company currently sells products through its direct sales force and distributors. There were no direct customers that accounted for 10% or more of total sales for the years ended December 31, 2013, 2012 and 2011. No single country outside of the United States or South Africa represented more than 10% of the Company’s total revenues or total assets in any period presented.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, stock-based compensation expenses of approximately $2.1 million and $1.1 million were included in inventory as of December 31, 2013 and 2012, respectively.

The components of inventories were as follows (in thousands):

	December 31
	2013	2012
Raw Materials	$35,760	$26,041
Work in Process	36,580	30,113
Finished Goods	31,526	13,960

	$103,866	$70,114

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method, and the cost is depreciated over the respective estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. During the fourth quarter of 2013, the Company concluded that certain manufacturing capital assets will not be utilized and therefore have no future realizable value and thus an impairment was recorded of approximately $1.3 million as cost of sales.

Property and equipment consisted of the following (in thousands):

	December 31
	2013	2012
Land	$21	$21
Building	3,970	3,044
Scientific equipment	42,845	35,248
Manufacturing equipment	45,339	26,226
Office furniture, computers and equipment	21,810	17,994
Leasehold improvements	48,879	31,166

	$162,864	$113,699

Less accumulated depreciation and amortization	(77,978)	(58,869)

	$84,886	$54,830

Total depreciation and amortization expense on our property and equipment in the years ended December 31, 2013, 2012 and 2011 totaled $17.8 million, $13.4 million and $10.3 million, respectively.

Intangible Assets and Goodwill

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 15 years, primarily on a straight-line basis. Amortization of intangible assets is included in cost of sales, research and development and sales and marketing in the Consolidated Statements of Operations.

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. In 2013 and 2012, the Company recorded an impairment charge of $1.3 million and $1.4 million, respectively to cost of sales primarily related to acquired technology for one of its legacy products. In 2011, the Company terminated a license agreement with Roche which resulted in accelerating the amortization of the remaining up-front license fee of $5.4 million to cost of sales.

Goodwill is tested for impairment at a minimum on an annual basis and at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill in the fourth quarters of 2013 and 2012. As a result of these tests, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.

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

	2013	2012	2011
Balance at beginning of year	$1,953	$1,981	$969
Costs incurred and charged against reserve	(783)	(690)	(571)
Accrual related to current year product sales	2,156	662	1,583

Balance at end of year	$3,326	$1,953	$1,981

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

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: 1) vendor specific objective evidence (VSOE), if available; 2) third party evidence of selling price if VSOE is not available; or 3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is the Company’s best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations. The Company recognizes revenue for delivered elements only when the Company determines there are no uncertainties regarding customer acceptance.

Revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or based on the Company’s progress to completion and recoverability is reasonably assured. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

During 2012, the Company entered into agreements with The Bill and Melinda Gates Foundation (“BMGF”), The United States Agency for International Development (“USAID”) and UNITAID to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the HBDC program. The Company received one-time payments of $3.5 million each from BMGF and USAID in 2012 and $3.2 million from UNITAID during 2013. Based on the terms of the agreements, the Company recognized revenue related to the BMGF and USAID agreements on a per-unit basis. Under the UNITAID agreement, the Company will recognize the $3.2 million of revenue on a straight line basis over a period of ten years. For the years ended December 31, 2013 and 2012, the Company recognized revenue of $2.7 million and $4.8 million, respectively, related to the BMGF, USAID and UNITAID agreements.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses and amortization of certain intangible assets. The Company expenses research and development costs, including the expenses for research under collaborative agreements, as such costs are incurred.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term (expected volatility), the risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). Changes in the following assumptions can materially affect the estimate of the fair value of stock–based compensation.

•

Expected term is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•	Expected volatility is based on the blend of historical volatility of the past period equal to the Company’s expected term and the current implied volatility.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

•	Expected dividend is based on the Company’s expectation of issuing a dividend over the expected term. The Company has never issued dividends.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

Foreign Currency Hedging

The Company uses forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue, cost of sales and operating expenses denominated in currencies other than the U.S. dollar. The Company also enters into non-qualifying foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities. The Company’s foreign currency cash flow hedges mature generally within twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The effective portion of cash flow hedges is reported in the same financial statement line item as the changes in value of the hedged item. For non-qualifying derivative instruments, the Company records the gain or loss for each period in earnings. During fiscal year 2013, there was no significant impact to the results of operations as a result of ineffective cash flow hedges.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options, employee stock purchases, restricted stock awards and restricted stock units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. These anti-dilutive common stock equivalent shares totaled 5,267,000, 4,145,000 and 1,011,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Years ended December 31,
	2013	2012	2011
Basic:
Net income (loss)	$(17,965)	$(20,043)	$2,627

Basic weighted shares outstanding	67,485	65,812	62,735

Net income (loss) per share	$(0.27)	$(0.30)	$0.04

Diluted:
Net income (loss)	$(17,965)	$(20,043)	$2,627

Basic weighted shares outstanding	67,485	65,812	62,735
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	—	4,015

Diluted weighted shares outstanding	67,485	65,812	66,750

Net income (loss) per share	$(0.27)	$(0.30)	$0.04

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements, but have not been reflected in the its taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments and long-term investments) and financial liabilities (foreign currency derivatives and contingent consideration) measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (in thousands):

Balance as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,772	$1,300	$—	$66,072

Short-term investments:
Corporate debt securities	—	1,881	—	1,881
Commercial paper	—	5,448	—	5,448
Government agency securities	—	1,508	—	1,508

Total short-term investments	—	8,837	—	8,837

Foreign currency derivatives	—	873	—	873

Investments:
United States government securities	—	2,149	—	2,149
Government agency securities	—	3,405	—	3,405
Corporate debt securities	—	1,975	—	1,975
Other	—	2,291	—	2,291

Total investments	—	9,820	—	9,820

Total	$64,772	$20,830	$—	$85,602

Liabilities:
Foreign currency derivatives	$—	$1,555	$—	$1,555
Contingent consideration	—	—	310	310

Total	$—	$1,555	$310	$1,865

Balance as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$84,906	$—	$—	$84,906
Cash equivalents - money market funds	10,873	—	—	10,873
Foreign currency derivatives	—	1,458	—	1,458

Total	$95,779	$1,458	$—	$97,237

Liabilities:
Foreign currency derivatives	$—	$1,572	$—	$1,572
Contingent consideration	—	—	550	550

Total	$—	$1,572	$550	$2,122

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

Level 3 liabilities, consisting of contingent consideration to be made in connection with the acquisition of a company in 2012 and an acquisition of certain assets in 2013, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

3. Investments

During the year ended December 31, 2013, the Company initiated a program to purchase marketable securities. The Company’s marketable securities as of December 31, 2013 were classified as available-for-sale securities, with changes in fair value recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. As of December 31, 2012 the Company did not have any available for sale marketable securities.

The following tables summarize available-for-sale marketable securities at December 31, 2013 (in thousands):

Balance as of December 31, 2013:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Commercial paper	$6,747	$1	$—	$6,748
Corporate debt securities	1,881	—	—	1,881
Government agency securities	1,506	2	—	1,508
Amounts classified as cash equivalents	(1,300)	—	—	(1,300)

Total short-term investments	$8,834	$3	$—	$8,837

Investments:
United States government securities	$2,145	$4	$—	$2,149
Government agency securities	3,405	1	(1)	3,405
Corporate debt securities	1,970	5	—	1,975
Other	2,290	1	—	2,291

Total investments	$9,810	$11	$(1)	$9,820

For the year ended December 31, 2013, $2.5 million of proceeds from sales of marketable securities were collected while no proceeds were received for the year ended December 31, 2012. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Foreign currency exchange gain (loss) and other, net” in the consolidated statements of operations, were for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Gross realized gains	$2	$—
Gross realized losses	—	—

Realized gains, net	$2	$—

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2013 and December 31, 2012, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at December 31, 2013:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,180	$—	$—	$—	$1,180	$—
Government agency securities	1,104	1	—	—	1,104	1
Other	800	—	—	—	800	—

Total	$3,084	$1	$—	$—	$3,084	$1

Balance at December 31, 2012:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$—	$—	$—	$—
Government agency securities	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

The Company has evaluated such securities, which consist of investments in Corporate debt, Government agency and other securities as of December 31, 2013 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2013 and December 31, 2012, by contractual maturity (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities:
Mature in one year or less	$10,134	$10,137	$—	$—
Mature after one year through three years	9,810	9,820	—	—
Mature in more than three years	—	—	—	—

Total debt securities	19,944	19,957	—	—
Securities with no contractual maturity	55	55	—	—

Total	$19,999	$20,012	$—	$—

4. Derivative Financial Instruments

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings on the respective line item in the Statement of Operations. The ineffective portions of cash flow hedges are recorded in other income and expense.

The Company had a net deferred loss associated with cash flow hedges of $0.6 million and $0.1 million recorded in AOCI as of December 31, 2013 and December 31, 2012, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of December 31, 2013 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2013, 2012 and 2011.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized a gain of $0.1 million, $0.4 million and $0.3 million respectively, as a component of Foreign currency exchange gain (loss) and other. Gains or losses on derivatives not designated as hedging instruments are recorded in other income (expense). These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion, which generally offset a portion of the gain or loss on the derivative contracts.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $96.6 million and $79.3 million as of December 31, 2013 and 2012, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $24.2 million and $9.2 million as of December 31, 2013 and 2012, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Consolidated Balance Sheets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$782	$91	$873
Derivative Liabilities (b):
Foreign exchange contracts	(1,446)	(109)	(1,555)

	December 31, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,457	$1	$1,458
Derivative Liabilities (b):
Foreign exchange contracts	(1,561)	(11)	(1,572)

a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.
b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended
	Gains/(Losses) Recognized in OCI - Effective Portion		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	December 31, 2013	December 31, 2012	December 31, 2013 (a)	December 31, 2012 (b)	Location	December 31, 2013	December 31, 2012
Cash flow hedges
Foreign exchange contracts	$(118)	$(401)	$427	$(285)	Other income and expense	$(10)	$38

	$(118)	$(401)	$427	$(285)		$(10)	$38

a)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a gain of $1.3 million within cost of sales and operating expenses and a loss of $0.9 million within net sales, respectively, were recognized within the Condensed Consolidated Statement of Operations for the year ended December 31, 2013.
b)	Includes gains (losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a gain of $0.6 million within cost of sales and operating expenses and a loss of $0.9 million within net sales, respectively, were recognized within the Condensed Consolidated Statement of Operations for the year ended December 31, 2012.

5. Intangible Assets

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 15 years, on a straight-line basis, except for intangible assets acquired in acquisitions, which are amortized on the basis of economic useful life. Amortization of intangible assets is primarily included in cost of sales in the accompanying consolidated statements of operations.

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, December 31, 2013
Licenses	$28,577	$(21,597)	$6,980
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(7,483)	8,265

	$52,938	$(37,693)	$15,245

Balance, December 31, 2012
Licenses	$27,452	$(19,464)	$7,988
Technology acquired in acquisitions	8,613	(6,843)	1,770
Customer relationships and other intangible assets acquired in acquisitions	13,700	(4,691)	9,009

	$49,765	$(30,998)	$18,767

The Company has recorded all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in its consolidated results as of the date of each acquisition. The tangible assets, liabilities and intangible assets (including goodwill) acquired were accounted for based on their estimated fair values. The fair value assigned to assets acquired is based on valuations using the Company’s estimates and assumptions. The Company has not presented pro forma results of operations because these acquisitions are not material to its consolidated results of operations on either an individual or an aggregate basis.

The Company acquired a 100% interest in a distributor in Italy on April 1, 2013. The Company also acquired certain assets from a distributor in Australia on August 31, 2013. The Company has included the financial results of the Italian distributor in the consolidated financial statements from its acquisition date, and the results from this company were not individually material to the Company’s consolidated financial statements. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial results.

These transactions had a total purchase price of $4.0 million, of which $3.7 million, net of cash received, was paid in cash and the remainder being contingent cash considerations to be paid over time. These transactions were part of the ongoing expansion of the Company’s distribution network for the Company’s products. A summary of the fair value of the assets acquired and the liabilities assumed is as follows: acquired intangible assets of $2.0 million, property and equipment, inventory and other assets, net of liabilities, of $0.2 million, and goodwill of $1.5 million.

The contingent cash considerations will be paid pursuant to a calculation based on product sales of the acquired entities. The amount of the contingent considerations or its potential impact will be immaterial to the Company’s results of operations or financial position.

For all acquisitions completed during the year ended December 31, 2013, customer relationships have a weighted-average useful life of 7 years and other intangibles have a weighted-average useful life of 15 years.

The Company acquired a 100% interest in a distributor in South Africa and one of our plastics molders in California, United States on February 8, 2012 and December 20, 2012, respectively. The Company also acquired certain assets from a distributor in Germany and a distributor in Australia on January 3, 2012 and December 11, 2012, respectively. The Company included the financial results of these companies in the consolidated financial statements from its respective acquisition dates, and the results from each of these companies were not individually material to the Company’s consolidated financial statements. These transactions had a total purchase price of $30.7 million, of which $24 million, net of cash received, was paid in cash, $1.3 million was to be paid in cash after eighteen months, $4.6 million in common stock and the remainder being contingent consideration to be paid over time. These transactions were part of the ongoing expansion of the Company’s manufacturing capabilities and distribution network for the Company’s products. A summary of the fair value of the assets acquired and the liabilities assumed was as follows: acquired intangible assets of $9.2 million, property and equipment, inventory and other assets, net of liabilities, of $4.0 million, and goodwill of $17.5 million.

The contingent cash consideration will be paid pursuant to a contingent consideration calculation based on sales of one of the acquired entities. The amount of the contingent consideration or its potential impact will be immaterial to our results of operations or financial position.

For all acquisitions completed during the year ended December 31, 2012, customer relationships had a weighted-average useful life of 5.5 years and other intangibles had a weighted-average useful life of 0.1 years.

Revenue and earnings contributions of the acquired entities were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

In addition, as part of the legal settlement with Abaxis in September 2012, the Company recorded an intangible asset of $2.1 million.

During the fourth quarter of 2013, the Company determined an acquired intangible asset related to existing technology of one of the Company’s legacy products, as well as certain acquired technology assets, were impaired, as there was no future use of the assets. As a result, the Company recorded an impairment expense of $1.3 million primarily to cost of sales in the Statement of Operations in the year ended December 31, 2013.

During the fourth quarter of 2012, the Company determined an acquired intangible asset related to existing technology of one of the Company’s legacy products, as well as certain patent licenses, were impaired. The fair value of the impaired assets was determined using the income approach. As a result, the Company recorded an impairment expense of $1.4 million primarily to cost of sales in the Statement of Operations in the year ended December 31, 2012.

The Company capitalizes patent licenses and acquired intangible assets and amortizes them over their estimated useful lives on a straight-line basis. Amortization expense of intangible assets was $5.4 million, $5.0 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2013 is as follows, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2014	$3,638
2015	3,030
2016	2,418
2017	2,046
2018	1,964
Thereafter	2,149

Total expected future annual amortization	$15,245

6. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	December 31
	2013	2012	2011
United States	$(19,802)	$(26,307)	$3,746
Foreign	2,985	4,979	(1,074)

Total	$(16,817)	$(21,328)	$2,672

The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$(56)	$—	$3
State	(9)	150	189
Foreign	1,770	207	326

	$1,705	$357	$518

Deferred
Federal	$—	$(312)	$—
State	—	—	—
Foreign	(557)	(1,330)	(473)

	$(557)	$(1,642)	$(473)

Expense (benefit)	$1,148	$(1,285)	$45

Reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
US Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.1%	-0.7%	7.4%
Foreign income taxed at other than U.S. rates	4.4%	2.0%	-27.5%
Change in liabilities for uncertain positions	-5.6%	-1.9%	0.1%
Change in valuation allowance	-40.0%	-28.7%	-12.1%
Other	0.3%	1.3%	-0.2%

Effective tax rate	-6.8%	6.0%	1.7%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$36,314	$34,354
Capitalized research and development costs	64	68
Research and other credit carryforwards	13,792	12,089
Stock option compensation	15,341	13,191
Other	24,955	18,516

Total deferred tax assets	90,466	78,218
Valuation allowance for deferred tax assets	(90,466)	(77,621)
Total deferred tax liability	(927)	(1,819)

Net deferred tax liability	$(927)	$(1,222)

A valuation allowance has been placed against the Company’s United States deferred tax assets, as management cannot conclude that it is more likely than not that these assets will be realized. The valuation allowance against United States deferred tax assets increased by $12.8 million during the year ended December 31, 2013, increased by $8.4 million during the year ended December 31, 2012 and decreased $7.7 million during the year ended December 31, 2011.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of $258.4 million and $298.6 million, respectively, which, if not utilized, will expire in the years 2014 through 2033. As of December 31, 2013, the Company had federal research and development tax credits of $10.7 million, which expire in the years 2018 through 2033, and state research and development tax credits of $12.6 million, which carry forward indefinitely. The Company also had foreign tax credits of $0.1 million which expires in the year 2019.

Utilization of the Company’s net operating losses and research credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss and research credits before utilization.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $5.2 million and $2.9 million at December 31, 2013 and 2012, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes, subject to an adjustment for foreign income tax credits and withholding taxes payable to various foreign countries. The tax impact of the distribution of such foreign earnings to the U.S. parent would not be significant, as the Company’s net operating loss carryforward amount exceeds the amount of undistributed earnings.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company is currently under examination in Sweden. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its consolidated financial statements for any additional taxes that the Company may be required to pay as a result of such examination.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company’s United States and state income tax return years 2000 through 2013 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from 2008 to 2013.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2013	2012	2011
Balance at beginning of year	$7,397	$6,979	$5,186
Increase related to current year tax positions	1,844	829	—
Increase (decrease) for tax positions of prior years	—	(276)	1,793
Decrease due to lapse of statute	—	(64)	—
Decrease due to settlements	—	(71)	—

Balance at end of year	$9,241	$7,397	$6,979

At December 31, 2013 and 2012, the total gross unrecognized tax benefits were $9.2 million and $7.4 million, respectively, which, if recognized, would affect the Company’s effective tax rate, before consideration of certain valuation allowances. The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statutes of limitations in the 12 months following December 31, 2013.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In 2013, 2012 and 2011, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of December 31, 2013 and 2012, the Company had accrued no interest or penalties.

7. Notes Payable

As of December 31, 2013, the Company has notes payable outstanding of $1.7 million related to a loan received from the Company’s landlord in Sweden for tenant improvements. The note carries an interest rate of 4%. There are no debt covenants associated with the note. The note payable balance will be repaid by 2016.

8. Commitments, Contingencies and Legal Matters

The following table summarizes the Company’s lease, purchase and minimum royalty commitments at December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$84,138	$10,450	$21,917	$21,728	$30,043
Purchase obligations	42,494	37,118	3,660	1,716	—
Minimum royalties	2,583	543	1,134	646	260

	$129,215	$48,111	$26,711	$24,090	$30,303

Lease Commitments

As of December 31, 2013, the Company leased approximately 640,000 square feet of building space, primarily in the United States. The building space the Company occupies is pursuant to leases expiring up through May 2029. The Company’s manufacturing sites are located in the United States and Sweden. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. As of December 31, 2013 and 2012, the Company accrued $1.0 million of asset retirement obligations for certain buildings currently under lease. Net rent expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $10.2 million, $8.4 million and $6.3 million, respectively.

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

In May 2005, the Company entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated the Company’s license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by

Roche and denying that the Company violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company has appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it will proceed with the arbitration while this appeal is pending. The Company believes that it has not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable, and not infringed.

Management believes that it is reasonably possible that these legal proceedings could result in a material loss (i.e., the chance of the event occurring is more than remote but less than likely). However, given the nature of arbitration and the nature of the claims in this matter, the Company is unable to estimate the amount of such possible loss.

On August 21, 2012 the Company filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of 375 Patent; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed the Company’s suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The Court left open the possibility that the Company could re-file its case against the 155 Patent in the future. We believe that the possibility that these legal proceedings will result in a material adverse effect on the Company’s business is remote.

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

Under the 2006 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share awards (“PSAs”). ISOs may be granted only to employees and directors of the Board, and all other awards may be granted to Company employees and directors and to consultants, independent contractors and advisors of the Company for services rendered. Any award, other than a stock option or a SAR, shall reduce the number of shares available for issuance by 1.75 shares for each share subject to such award (for a stock option or a SAR this ratio is 1:1). The 2006 Plan is administered by the Compensation Committee of the Board (“Committee”). RSAs, SBAs, RSUs and PSAs (collectively, “Full Value Equity Awards”) with vesting or settlement restrictions, as applicable, based upon completion of performance goals, have a minimum one-year vesting or settlement restriction period (the “One-Year Restriction Period”) and all other vesting or settlement restrictions, as applicable, for Full Value Equity Awards shall have a minimum three-year vesting or settlement restriction period (the “Three-Year Restriction Period” and together with the One-Year Restriction Period, the “Minimum Restriction Periods”). The Company may grant Full Value Equity

Awards without taking into account the Minimum Restriction Periods, provided, that, the Company does not grant more than 10% of the aggregate shares of common stock reserved and available for grant and issuance under the 2006 Plan without the Minimum Restriction Periods. The following provides a general description of each type of award under the 2006 Plan. As of December 31, 2013, the Company had 2,090,798 shares of the Company’s common stock reserved for future issuance under the 2006 Plan.

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

A summary of stock option activity under all plans is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Instrinsic Value
Outstanding December 31, 2010	9,514	$13.03
Granted	1,501	$32.12
Exercised	(3,083)	$10.73
Forfeited	(233)	$18.63

Outstanding December 31, 2011	7,699	$17.54
Granted	1,141	$36.68
Exercised	(1,920)	$12.93
Forfeited	(110)	$32.23

Outstanding December 31, 2012	6,810	$21.81
Granted	1,553	$38.55
Exercised	(1,579)	$16.19
Forfeited	(308)	$32.19

Outstanding December 31, 2013	6,476	$26.70	3.83	$129,358
Exercisable, December 31, 2013	3,935	$20.45	2.62	$103,182
Vested and expected to vest December 31, 2013	6,241	$26.28	3.75	$127,241

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $46.67 on the last trading day of 2013 and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $37.0 million, $54.5 million, and $69.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

A summary of all award activity, which consists of RSAs and RSUs, is as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	403	$17.92
Granted	374	$32.30
Vested	(143)	$19.89
Cancelled	(38)	$27.42

Outstanding, December 31, 2011	596	$25.87
Granted	271	$36.90
Vested	(209)	$27.62
Cancelled	(16)	$34.29

Outstanding, December 31, 2012	642	$29.74
Granted	412	$38.23
Vested	(262)	$29.81
Cancelled	(50)	$34.17

Outstanding, December 31, 2013	742	$34.13

In accordance with the 2006 Plan, RSAs and RSUs granted in 2013, 2012 and 2011, reduced the number of shares available for future grant by a factor of 1.75 for each share subject to such award. Based on the closing price per share of the Company’s common stock of $46.67 and $33.86 on the last trading day in 2013 and in 2012, respectively, the total pre-tax intrinsic value of all outstanding stock awards as of December 31, 2013 and December 31, 2012 was $34.5 million and $21.7 million, respectively. Total fair value of stock awards vested was $10.0 million, $7.4 million, and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Reserved Shares

As of December 31, 2013, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2006 Plan:
Options, RSUs and awards outstanding for all plans	7,218
Reserved for future grants	2,091
2012 ESPP	1,914

11,223

Stock-Based Compensation

Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the 2000 ESPP and 2012 ESPP, as applicable, for the years ended December 31, 2013, 2012 and 2011 was estimated using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
OPTION SHARES:
Expected Term (in years)	4.41	4.38	4.58
Volatility	0.44	0.53	0.54
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.90%	0.80%	1.64%
Estimated Forfeitures	7.61%	7.63%	7.74%
Weighted Average Fair Value	$14.17	$15.70	$14.76
ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25
Volatility	0.42	0.54	0.51
Expected Dividends	0.00%	0.00%	0.00%
Risk Free Interest Rates	0.19%	0.18%	0.34%
Weighted Average Fair Value	$12.10	$13.13	$9.84

Stock-Based Compensation Cost—The following table is a summary of the major categories of stock compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Years Ended December 31,
	2013	2012	2011
Cost of sales	$2,930	$3,087	$1,679
Research and develompent	8,540	7,563	6,551
Sales and marketing	5,636	5,032	4,311
General and administrative	10,529	8,814	7,227

Total stock-based compensation cost	$27,635	$24,496	$19,768

The above stock-based compensation cost includes $3.6 million related to the 2000 ESPP and 2012 ESPP for 2013, $2.4 million for 2012 related to the 2000 ESPP and 2012 ESPP and $2.6 million related to the 2000 ESPP for 2011.

As of December 31, 2013, the total compensation cost related to unvested stock-based grants awarded under the Company’s 1997 Plan and 2006 Plan but not yet recognized was $29.3 million, which is net of estimated forfeitures of $7.0 million. This cost will be amortized on a straight line basis over a weighted average period of 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

As of December 31, 2013, the total compensation cost related to RSUs under the 2006 Plan not yet recognized was $19.2 million, which is net of estimated forfeitures of $4.7 million. This cost will be amortized on a straight line basis over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2013, the total compensation cost related to options to purchase the Company’s common shares under the 2012 ESPP but not yet recognized was $2.1 million. The cost will be amortized on a straight-line basis over the two year offering period, as such term is defined in the 2012 ESPP.

10. Employee Benefit Plan

The Company’s 401(k) plan allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2013, 2012 and 2011 were $1.5 million, $1.2 million, and $0.7 million, respectively.

On December 9, 2013, the Compensation Committee of the Board of Directors of the Company approved the establishment of the Cepheid Executive Deferred Compensation Plan (the “Plan”). The Plan is an unfunded deferred compensation plan and participants in the Plan will at all times have the status of unsecured general creditors of Cepheid with respect to the payment of any Plan benefits. The Plan is designed to provide designated executives of Cepheid, currently set at Vice Presidents and above, with the opportunity to defer the payment of

(1) between 5% and 75% of their base salary and

(2) between 5% and 100% of any cash-based incentive awards payable to a participant.

The Plan’s Administrative Committee will select investment options from which the participants may make elections for the deemed investment of their accounts under the Plan. Plan participants shall at all times be fully vested in any amounts deferred pursuant to the Plan. The Plan became effective beginning January 1, 2014.

11. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales (in thousands):

	Years Ended December 31,
	2013	2012	2011
Sales:
System and other sales	$76,763	$65,111	$73,999
Reagent and disposable sales	324,529	266,101	203,576

Total sales	$401,292	$331,212	$277,575

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,
	2013	2012	2011
Sales by market:
Clinical Systems	$66,980	$52,805	$58,634
Clinical Reagents	292,941	233,503	177,435

Total Clinical	$359,921	$286,308	$236,069

Non-Clinical	41,371	44,904	41,506

Total sales	$401,292	$331,212	$277,575

The Company has distribution agreements to distribute products in the United States and has several regional distribution arrangements throughout Europe, Japan, China, Latin America, South America, Canada and other parts of the world.

The following table summarizes sales by geographic region (in thousands):

	Years Ended December 31,
	2013	2012	2011
Geographic sales information:
North America
Clinical	$212,362	$190,021	$167,966
Non-Clinical	36,998	38,632	37,038

Total North America	249,360	228,653	205,004

International
Clinical	$147,559	$96,286	$68,103
Non-Clinical	4,373	6,273	4,468

Total International	151,932	102,559	72,571

Total sales	$401,292	$331,212	$277,575

The Company recognized sales of $237.8 million, $216.6 million and $189.0 million for sales to U.S. customers for the years ended December 31, 2013, 2012 and 2011. The Company recognized sales of $41.6 million, $22.8 million and $12.9 million to customers in South Africa for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company has long lived-assets (excluding intangible assets) of $63.9 million and $36.6 million, respectively, which reside in the United States As of December 31, 2013 and 2012, the Company has long-lived assets of $21.0 million and $18.2 million, respectively, which reside primarily in Sweden and countries in the European Monetary Union.

12. Collaboration Profit Sharing

Collaboration profit sharing represents the amount that the Company pays to LIFE under its collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $7.5 million, $7.2 million and $4.9 million for the years ended December 31, 2013, 2012, 2011 respectively. The total revenues and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

13. Collaborative Agreements and Contracts

Foundation for Innovative New Diagnostics

In May 2006, the Company entered into an agreement with the FIND to develop a simple, rapid test that can detect mycobactrium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, the Company was responsible for the development of a 6-color GeneXpert instrument to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed the Company at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of the Company’s Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND agreed to fund $5.1 million in development costs throughout the two-year contract. In the first quarter of 2011, the Company and FIND entered into a $1.0 million agreement with FIND to fund the development of a remote calibration kit for its GeneXpert system family. The Company recognized revenue from FIND of $0.8 million, $2.2 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MTB/RIF Buy Down Program for the HBDC Market

During 2012, the Company entered into agreements with The Bill and Melinda Gates Foundation (“BMGF”), The United States Agency for International Development (“USAID”) and UNITAID to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the HBDC program. The Company received one-time payments of $3.5 million each from BMGF and USAID in 2012 and $3.2 million from UNITAID during 2013. Based on the terms of the agreements, the Company recognized revenue related to the BMGF and USAID agreements on a per-unit basis. Under the UNITAID agreement, the Company will recognize the $3.2 million of revenue on a straight line basis over a period of ten years. For the years ended December 31, 2013 and 2012, the Company recognized revenue of $2.7 million and $4.8 million, respectively, related to the BMGF, USAID and UNITAID agreements.

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

14. Subsequent Event

Convertible Senior Note

In February 2014, the Company issued 1.25% convertible senior notes due February 1, 2021 (“Notes”) with a principal amount of $345 million, which included the exercise of the initial purchasers’ over-allotment option. The Notes are unsecured, unsubordinated obligations of the Company, and interest is payable in cash in arrears at a fixed rate of 1.25% on February 1 and August 1 of each year, beginning on August 1, 2014. The Notes mature on February 1, 2021 unless repurchased or converted in accordance with their terms prior to such date. The Company cannot redeem the 2021 Notes prior to maturity. The Company estimates that the net proceeds from the offering were approximately $336.4 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by the Company.

The terms of the Notes are governed by an Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (the Indentures). Upon conversion, the Notes may be settled in cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.

The Notes have an initial conversion rate of 15.3616 shares of Common Stock per $1,000 principal amount of Notes, which is equal to an initial effective conversion price of approximately $65.10 per share of Common Stock, subject to adjustment. Prior to the close of business on August 1, 2020, the conversion is subject to the satisfaction of certain conditions as described below.

Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indentures) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest.

Holders of the Notes may convert all or a portion of their Notes prior to the close of business on August 1, 2020, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of Common Stock for at least twenty trading days during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate of the respective Notes on such trading day; or

•	upon the occurrence of specified corporate events specified in the Indenture.

In accounting for the issuance of the Notes, the Company will separate each of the Notes into liability and equity components. The carrying amounts of the liability components will be calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option will be determined by deducting the fair value of the liability components from the par value of the respective Note. These differences represent debt discounts that will be amortized to interest expense over the respective terms of the Notes. The equity components will not be re-measured as long as they continue to meet the conditions for equity classification.

In connection with the issuance of the Notes, the Company entered into capped call transactions with one or more of the underwriters of the notes or their respective affiliates or other financial institutions. The capped call transactions are expected to reduce potential dilution to the common stock upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options for approximately $25 million that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Convertible Notes, with a strike price equal to the conversion price of the notes and with a cap price equal to approximately $78.61 per share. The fair value of the purchased capped calls will be recorded to stockholders’ equity.

CEPHEID

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2013
Total sales	$91,938	$96,012	$100,081	$113,261
Costs and operating expenses:
Cost of sales	42,892	52,889	51,669	$60,483
Collaboration profit sharing	2,110	1,425	1,410	2,567
Research and development	17,727	18,572	18,558	25,340
Sales and marketing	19,126	19,105	19,788	21,922
General and administrative	9,763	9,612	9,490	12,854

Total cost and operating expenses	91,618	101,603	100,915	123,166

Income (loss) from operations	320	(5,591)	(834)	(9,905)
Other income (expense), net	374	(717)	(200)	(264)

Income (loss) before income tax expense	694	(6,308)	(1,034)	(10,169)
Provision for income tax expense	(381)	(272)	(347)	(148)

Net income (loss)	$313	$(6,580)	$(1,381)	$(10,317)

Basic net income (loss) per share	0.00	(0.10)	(0.02)	(0.15)

Diluted net income (loss) per share	$0.00	$(0.10)	$(0.02)	$(0.15)

Weighted average shares used in computing basic net income (loss) per share	66,824	67,295	67,573	68,230

Weighted average shares used in computing diluted net income (loss) per share	69,406	67,295	67,573	68,230

Gross profit on sales:
Sales	$91,938	$96,012	$100,081	$113,261
Cost of sales	(42,892)	(52,889)	(51,669)	(60,483)

	$49,046	$43,123	$48,412	$52,778

Diluted net income per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

	Quarters Ended
	Mar 31	June 30	Sep 30	Dec 31
	(Unaudited)
	(In thousands, except per share data)
2012
Total sales	$77,292	$81,015	$80,472	$92,433
Costs and operating expenses:
Cost of sales	35,608	35,072	39,789	42,896
Collaboration profit sharing	1,684	1,645	2,438	1,416
Research and development	22,102	16,118	16,154	17,299
Sales and marketing	14,512	15,108	15,993	16,294
General and administrative	11,051	11,011	11,766	9,470
Litigation settlement	—	—	15,110	—

Total cost and operating expenses	84,957	78,954	101,250	87,375

Income (loss) from operations	(7,665)	2,061	(20,778)	5,058
Other income (expense), net	238	(572)	89	241

Income (loss) before income tax expense	(7,427)	1,489	(20,689)	5,299
Benefit from (provision for) income taxes	1,901	(354)	(607)	345

Net income (loss)	$(5,526)	$1,135	$(21,296)	$5,644

Basic net income (loss) per share	$(0.08)	$0.02	$(0.32)	$0.09

Diluted net income (loss) per share	$(0.08)	$0.02	$(0.32)	$0.08

Weighted average shares used in computing basic net income (loss) per share	65,027	65,695	66,145	66,370

Weighted average shares used in computing diluted net income (loss) per share	65,207	68,869	66,145	68,787

Gross profit on sales:
Sales	$77,292	$81,015	$80,472	$92,433
Cost of sales	(35,608)	(35,072)	(39,789)	(42,896)

	$41,684	$45,943	$40,683	$49,537

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2013.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to our executive officers appears under the caption “Executive Officers of the Registrant” in Item 1 to this report. All other information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of shareholders to be held on April 22, 2014.

ITEM 11. EXECUTIVE	COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of shareholders to be held on April 22, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of shareholders to be held on April 22, 2014. The information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 of Part 1 of this Annual Report on Form 10-K under the heading “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of shareholders to be held on April 22, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of shareholders to be held on April 22, 2014.

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

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data: Quarterly Financial Information

(b)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

All other schedules are omitted as the required information is inapplicable or the information is presented in “Item 8: Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report on Form 10-K.

CEPHEID

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$61	$81	$(81)	$61
Year ended December 31, 2012	61	135	(20)	176
Year ended December 31, 2013	176	63	(41)	198

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

Signature	Title	Date

/S/ JOHN L. BISHOP	Chairman and Chief Executive Officer	February 27, 2014
John L. Bishop	(Principal Executive Officer)

/S/ ANDREW D. MILLER	Executive Vice President and Chief Financial	February 27, 2014
Andrew D. Miller	Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ THOMAS L. GUTSHALL	Director	February 27, 2014
Thomas L. Gutshall

/S/ THOMAS D. BROWN	Director	February 27, 2014
Thomas D. Brown

/S/ ROBERT EASTON	Director	February 27, 2014
Robert Easton

/S/ CRISTINA H. KEPNER	Lead Independent Director	February 27, 2014
Cristina H. Kepner

/S/ DEAN O. MORTON	Director	February 27, 2014
Dean O. Morton

/s/ DAVID H. PERSING, M.D., Ph.D.	Executive Vice President and Chief Medical	February 27, 2014
David H. Persing, M.D., Ph.D.	and Technology Officer and Director

/S/ HOLLINGS C. RENTON	Director	February 27, 2014
Hollings C. Renton

/s/ GLENN D. STEELE, JR., M.D., Ph.D.	Director	February 27, 2014
Glenn D. Steele, Jr., M.D., Ph.D.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Articles of Incorporation	S-1	333-34340	3.1	4/7/2000

3.2	Amended and Restated Bylaws	8-K		3.01	10/31/2011

3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002

10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003

10.2*	2000 Employee Stock Purchase Plan, as amended	8-K		10.01	10/31/2011

10.3*	2012 Employee Stock Purchase Plan	8-K		99.02	4/26/2012

10.4*	2006 Equity Incentive Plan, as amended, and restated	8-K		99.01	4/26/2012

10.5*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000

10.6†	License Agreement, dated March 4, 1997, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000

10.7†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000

10.8†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003

10.9†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004

10.10†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004

10.11*	Offer letter dated November 4, 2004 from Cepheid to Mr. Humberto Reyes from Cepheid	10-K		10.35	2/28/2005

10.12	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005

10.13*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005

10.14*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005

10.15*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16*	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007

10.17*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008

10.18*	Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers, as amended					X

10.19	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008

10.20	Credit Line Agreement dated December 5, 2008, by and between Cepheid and UBS	10-K		10.38	2/26/2009

10.21*	Offer Letter dated September 18, 2009 from Cepheid to Nicolaas Arnold	8-K		99.01	10/13/2009

10.22*	Non-Plan Stock Option Agreement for Nicolaas Arnold	8-K		99.02	10/13/2009

10.23*	Separation Agreement, effective as of February 2, 2013, between Cepheid and Nicolaas Arnold.	10-K		10.1	2/28/2013

10.24†	Confidential Settlement Agreement, dated as of September 24, 2012 by and between Cepheid and Abaxis, Inc.	10-Q		10.1	11/2/2012

10.25*	Employment offer letter between Cepheid and Warren C. Kocmond dated April 12, 2013	8-K		10.01	5/7/2013

10.26*	Separation Agreement, effective as of July 15, 2013, between Cepheid and Humberto Reyes.	10-Q		10.3	8/7/2013

10.27*	Employment offer letter between Cepheid and Michael Fitzgerald dated December 22, 2011					X

10.28*	Employment offer letter between Cepheid and James Post dated November 11, 2013.					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see Signature page to this annual report)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS§	XBRL Instance Document					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH§	XBRL Taxonomy Extension Schema Document					X

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.