Form 10-Q
period 2014-03-31
CEPHEID
filed 2014-05-06
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 22, 2014 there were 69,724,356 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2014

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,718	$66,072
Short-term investments	131,035	8,837
Accounts receivable, net	56,602	52,202
Inventory	119,564	103,866
Prepaid expenses and other current assets	19,493	13,037

Total current assets	463,412	244,014
Property and equipment, net	96,949	84,886
Investments	123,552	9,820
Other non-current assets	7,633	958
Intangible assets, net	14,326	15,245
Goodwill	39,681	39,681

Total assets	$745,553	$394,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,924	$52,609
Accrued compensation	20,413	22,009
Accrued royalties	3,884	5,245
Accrued and other liabilities	7,270	7,440
Current portion of deferred revenue	9,978	8,183

Total current liabilities	102,469	95,486
Long-term portion of deferred revenue	3,708	3,424
Convertible senior notes, net	271,207	—
Other liabilities	15,067	10,454

Total liabilities	392,451	109,364

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized, 69,697,715 and 68,556,392 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	405,010	383,379
Additional paid-in capital	201,042	145,900
Accumulated other comprehensive loss	(84)	(476)
Accumulated deficit	(252,866)	(243,563)

Total shareholders’ equity	353,102	285,240

Total liabilities and shareholders’ equity	$745,553	$394,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Sales	$106,907	$91,938

Costs and operating expenses:
Cost of sales	53,083	42,892
Collaboration profit sharing	1,291	2,110
Research and development	21,740	17,727
Sales and marketing	23,458	19,126
General and administrative	13,667	9,763

Total costs and operating expenses	113,239	91,618

Income (loss) from operations	(6,332)	320
Other income (expense):
Interest and other income, net	153	1
Interest expense	(1,862)	(35)
Foreign currency exchange gain (loss) and other	(582)	408

Other income (loss), net	(2,291)	374

Income (loss) before income taxes	(8,623)	694

Provision for income taxes	(680)	(381)

Net income (loss)	$(9,303)	$313

Basic net income (loss) per share	$(0.13)	$0.00

Diluted net income (loss) per share	$(0.13)	$0.00

Shares used in computing basic net income (loss) per share	69,272	66,824

Shares used in computing diluted net income (loss) per share	69,272	69,406

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(9,303)	$313
Other comprehensive income (loss), net of taxes of $0:
Change in unrealized gains and losses related to cash flow hedges:
Gain recognized in other comprehensive income	180	735
(Gain)/Loss reclassified from accumulated comprehensive income to the statement of operations	274	(34)
Change in unrealized gains and losses related to available-for-sale investments, net:
Loss recognized in other comprehensive income	(60)	—
(Gain) reclassified from accumulated comprehensive income to the statement of operations	(2)	—

Comprehensive income (loss)	$(8,911)	$1,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(9,303)	$313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,977	3,768
Amortization of intangible assets	919	1,560
Unrealized exchange differences	(52)	444
Amortization of debt discount and transaction costs	1,257	—
Stock-based compensation related to employees and consulting services rendered	6,782	6,277
Changes in operating assets and liabilities:
Accounts receivable	(4,400)	(1,047)
Inventory	(15,270)	(7,814)
Prepaid expenses and other current assets	(5,842)	(3,528)
Other non-current assets	122	168
Accounts payable and other current and non-current liabilities	3,470	8,342
Accrued compensation	(1,595)	(614)
Deferred revenue	2,079	2,608

Net cash provided by (used in) operating activities	(16,856)	10,477

Cash flows from investing activities:
Capital expenditures	(8,762)	(8,929)
Payment for a technology license	—	(1,000)
Proceeds from sales of marketable securities and investments	18,788	—
Proceeds from maturities of marketable securities and investments	4,650	—
Purchases of marketable securities and investments	(259,553)	—

Net cash used in investing activities	(244,877)	(9,929)

Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	21,631	6,145
Proceeds from borrowings of convertible senior notes, net of issuance costs	335,789	—
Purchase of convertible note capped call hedge	(25,082)	—
Principal payment of notes payable	(48)	(41)

Net cash provided by financing activities	332,290	6,104

Effect of exchange rate change on cash	89	(443)

Net increase in cash and cash equivalents	70,646	6,209
Cash and cash equivalents at beginning of period	66,072	95,779

Cash and cash equivalents at end of period	$136,718	$101,988

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

The Condensed Consolidated Balance Sheet at March 31, 2014, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2014 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2013 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Within the Condensed Consolidated Balance Sheet, certain amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash, Cash Equivalents, Short-Term Investments and Investments

Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Interest and other income, net includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as cash equivalents, short-term investments or long-term investments based on each instrument’s underlying contractual and effective maturity date. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with effective maturities of 12 months or less are classified as short-term and marketable debt securities with effective maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

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

See Note 3, “Investments,” for information and related disclosures regarding the Company’s investments.

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

The Company’s main financial institution for banking operations held 75% and 55% of the Company’s cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 22% and 14% of total accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

The Company currently sells products through its direct sales force and distributors. There were no direct customers that accounted for 10% or more of total sales for the three months ended March 31, 2014 and 2013. No single country outside of the United States represented more than 10% of the Company’s total sales in any period presented.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market cost, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $2.6 million and $2.1 million was included in inventory as of March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the components of inventory (in thousands):

	March 31, 2014	December 31, 2013
Raw Materials	$40,140	$35,760
Work in Process	37,221	36,580
Finished Goods	42,203	31,526

Inventory	$119,564	$103,866

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

For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is the Company’s best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations. The Company recognizes revenue for delivered elements only when the Company determines there are no uncertainties regarding customer acceptance.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. These anti-dilutive common stock equivalent shares totaled 8,129,000 and 2,372,000 for the three months ended March 31, 2014 and 2013, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic:

Net income (loss)	$(9,303)	$313

Basic weighted shares outstanding	69,272	66,824

Net income (loss) per share	$(0.13)	$0.00

Diluted:

Net income (loss)	$(9,303)	$313

Basic weighted shares outstanding	69,272	66,824
Effect of dilutive securities:
Stock options, ESPP, restricted stock units and restricted stock awards	—	2,582

Diluted weighted shares outstanding	69,272	69,406

Net income (loss) per share	$(0.13)	$0.00

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, foreign currency derivatives and long-term investments) and financial liabilities (foreign currency derivatives, convertible senior notes and contingent consideration) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

Balance as of March 31, 2014:
	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$72,127	$64,591	$—	$136,718

Short-term investments:
Commercial paper	—	73,985	—	73,985
Corporate debt securities	—	28,290	—	28,290
Government agency securities	—	15,802	—	15,802
Other securities	—	12,958	—	12,958

Total short-term investments	—	131,035	—	131,035

Foreign currency derivatives	—	1,140	—	1,140

Investments:
Corporate debt securities	—	42,542	—	42,542
Government agency securities	—	26,091	—	26,091
United States government securities	—	20,648	—	20,648
Other securities	—	34,271	—	34,271

Total investments	—	123,552	—	123,552

Total	$72,127	$320,318	$—	$392,445

Liabilities:
Foreign currency derivatives	$—	$1,260	$—	$1,260
Contingent consideration	—	—	258	258

Total	$—	$1,260	$258	$1,518

Balance as of December 31, 2013:
	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$64,772	$1,300	$—	$66,072

Short-term investments:
Commercial paper	—	5,448	—	5,448
Corporate debt securities	—	1,881	—	1,881
Government agency securities	—	1,508	—	1,508

Total short-term investments	—	8,837	—	8,837

Foreign currency derivatives	—	873	—	873

Investments:
Corporate debt securities	—	1,975	—	1,975
Government agency securities	—	3,405	—	3,405
United States government securities	—	2,149	—	2,149
Other securities	—	2,291	—	2,291

Total investments	—	9,820	—	9,820

Total	$64,772	$20,830	$—	$85,602

Liabilities:
Foreign currency derivatives	$—	$1,555	$—	$1,555
Contingent consideration	—	—	310	310

Total	$—	$1,555	$310	$1,865

The Company’s financial instruments not measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

Balance as of March 31, 2014:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$371,738	$—	$371,738

Total	$—	$371,738	$—	$371,738

Balance as of December 31, 2013:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 31, 2014.

Level 3 liabilities, consisting of contingent consideration to be made in connection with the acquisition of a company in 2012 and an acquisition of certain assets in 2013, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

3. Investments

The Company’s marketable securities as of March 31, 2014 were classified as available-for-sale securities, with changes in fair value recognized in accumulated other comprehensive income (loss), a component of stockholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period, effective maturity and realizability of the investment. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of March 31, 2014:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Commercial paper	$138,551	$25	$—	$138,576
Corporate debt securities	28,308	2	(20)	28,290
Government agency securities	15,820	4	(22)	15,802
Other securities	12,955	3	—	12,958
Amounts classified as cash equivalents	(64,583)	(8)	—	(64,591)

Total short-term investments	$131,051	$26	$(42)	$131,035

Investments:
United States government securities	$20,636	$12	$—	$20,648
Government agency securities	26,114	—	(23)	26,091
Corporate debt securities	42,578	5	(41)	42,542
Other securities	34,282	2	(13)	34,271

Total investments	$123,610	$19	$(77)	$123,552

Balance as of December 31, 2013:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Commercial paper	$6,747	$1	$—	$6,748
Corporate debt securities	1,881	—	—	1,881
Government agency securities	1,506	2	—	1,508
Amounts classified as cash equivalents	(1,300)	—	—	(1,300)

Total short-term investments	$8,834	$3	$—	$8,837

Investments:
United States government securities	$2,145	$4	$—	$2,149
Government agency securities	3,405	1	(1)	3,405
Corporate debt securities	1,970	5	—	1,975
Other securities	2,290	1	—	2,291

Total investments	$9,810	$11	$(1)	$9,820

For the three months ended March 31, 2014, $23.4 million of proceeds from sales and maturities of marketable securities were collected while no proceeds were received for the three months ended March 31, 2013. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Interest and other income, net” in the consolidated statements of operations, were for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Gross realized gains	$2	$—
Gross realized losses	—	—

Realized gains, net	$2	$—

The fair value of the Company’s marketable securities with unrealized losses at March 31, 2014 and December 31, 2013, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at March 31, 2014:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt securities	$52,382	$(61)	$—	$—	$52,382	$(61)
Government agency securities	38,084	(45)	—	—	38,084	(45)
Other securities	31,903	(13)	—	—	31,903	(13)

Total	$122,369	$(119)	$—	$—	$122,369	$(119)

Balance at December 31, 2013:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt securities	$1,180	$—	$—	$—	$1,180	$—
Government agency securities	1,104	(1)	—	—	1,104	(1)
Other securities	800	—	—	—	800	—

Total	$3,084	$(1)	$—	$—	$3,084	$(1)

The Company has evaluated such securities, which consist of investments in corporate debt, government agency and other securities as of March 31, 2014 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2014 and December 31, 2013, by contractual maturity (in thousands):

	March 31, 2014		December 31, 2013

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debt securities:
Mature in one year or less	$168,366	$168,374	$10,134	$10,137
Mature after one year through three years	143,153	143,085	9,810	9,820
Mature in more than three years	7,725	7,719	—	—

Total	$319,244	$319,178	$19,944	$19,957

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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in foreign currency exchange gain (loss) and other. Gains and losses related to derivatives that are designated as hedging instruments are recorded in the financial statement line item to which the derivative relates.

The Company had a net deferred loss associated with cash flow hedges of $0.2 million recorded in AOCI as of March 31, 2014. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of March 31, 2014 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange gain (loss) and other. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange gain (loss) and other unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2014 and 2013.

Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange gain (loss) and other. During the three months ended March 31, 2014 and 2013, the Company recognized a loss of $0.3 million and a gain of $0.9 million, respectively, as a component of foreign currency exchange gain (loss) and other. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $105.6 million and $96.6 million as of March 31, 2014 and December 31, 2013, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $29.6 million and $24.2 million as of March 31, 2014 and December 31, 2013, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$867	$273	$1,140
Derivative Liabilities (b):
Foreign exchange contracts	(1,065)	(195)	$(1,260)

	December 31, 2013
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$782	$91	$873
Derivative Liabilities (b):
Foreign exchange contracts	(1,446)	(109)	(1,555)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended

	Gain Recognized in OCI - Effective Portion		Gain (Loss) Reclassified from AOCI into Income - Effective Portion		Gain (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 31, 2014	March 31, 2013	March 31, 2014 (a)	March 31, 2013 (b)	Location	March 31, 2014	March 31, 2013
Cash flow hedges:

Foreign exchange contracts	$180	$735	$(274)	$34	Foreign currency exchange gain (loss) and other	$—	$(6)

Total	$180	$735	$(274)	$34		$—	$(6)

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.5 million loss and a $0.2 million gain were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.7 million loss and a $0.7 million gain were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

5. Intangible Assets and Goodwill

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 15 years, on a straight-line basis. Amortization of intangible assets is primarily included in cost of sales, research and development and sales and marketing in the accompanying condensed consolidated statements of operations.

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, March 31, 2014:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(22,059)	$6,518
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(7,940)	7,808

	$52,938	$(38,612)	$14,326

Balance, December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(21,597)	$6,980
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(7,483)	8,265

	$52,938	$(37,693)	$15,245

Amortization expense of intangible assets was $0.9 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2014, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2014 (remaining nine months)	$2,760
2015	3,030
2016	2,429
2017	2,053
2018	1,972
Thereafter	2,082

Total expected future annual amortization	$14,326

6. Income Taxes

For the three months ended March 31, 2014, the Company recorded an income tax provision of $0.7 million, primarily related to ordinary tax expense of the Company’s foreign subsidiaries. For the three months ended March 31, 2013, the Company recorded an income tax provision of $0.4 million, primarily related to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with our French subsidiary.

The Company’s effective tax rate for the three months ended March 31, 2014 and March 31, 2013 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, and losses in the U.S. federal and state jurisdictions for which no tax benefit is recorded. The difference in the effective tax rate for the three months ended March 31, 2014 and March 31, 2013 is primarily due to increased U.S. losses for the three months ended March 31, 2014 for which no income tax benefit is recorded in the US federal and state tax jurisdictions.

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

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company’s 2000 through 2013 tax years generally remain open to examination by U.S. federal and most state tax authorities. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from 2008 to 2013.

The Company anticipates that the total unrecognized tax benefits will not significantly change within the next 12 months due to the settlement of audits and the expiration of statutes of limitations. Currently, the Company has a tax audit in progress in Sweden. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse effect on the Company’s results of operations, the outcome is subject to uncertainty.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the periods presented, the amount of any interest or penalties related to uncertain tax positions was not material.

7. Convertible Senior Notes

In February 2014, the Company issued $345 million aggregate principal amount of 1.25% convertible senior notes (the “Notes”) due February 1, 2021, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

The Notes are governed by an Indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee. The Notes are unsecured and rank: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The Notes have an initial conversion rate of 15.3616 shares of common stock per $1,000 principal amount of Notes. This represents an initial effective conversion price of approximately $65.10 per share of common stock and approximately 5,300,000 shares upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by the cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a Note.

Prior to the close of business on the business day immediately preceding August 1, 2020, the Notes will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after August 1, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on the business day immediately preceding August 1, 2020, in multiples of $1,000 principal amount, only under the following circumstances:

•	during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•	during the five business day period after any five consecutive trading day period (the “Notes Measurement Period”) in which the “trading price” (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

As of March 31, 2014, the Notes are not yet convertible.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its Notes to be approximately 5.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $270 million upon issuance, calculated as the present value of implied future payments based on the $345 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The $75 million difference between the aggregate principal amount of $345 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes were not considered redeemable.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $7.2 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $2.0 million, and were netted with the equity component in stockholders’ equity.

The Notes consist of the following (in thousands):

March 31, 2014
Liability component:
Principal	345,000
Less: debt discount, net of amortization	(73,793)

Net carrying amount	271,207

Equity component (a)	73,013

(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Three months ended March 31, 2014

1.25% coupon	$575
Amortization of debt issuance costs	50
Amortization of debt discount	1,207

1,832

As of March 31, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted bid price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$371,738	$271,207	$—	$—

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $65.10 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $78.61. The cost of the purchased capped calls of $25.1 million was recorded to stockholders’ equity and will not be re-measured.

Based on the closing price of our common stock of $51.58 on March 31, 2014, the if-converted value of the Notes was less than their respective principal amounts.

8. Commitments, Contingencies and Legal Matters

Purchase Commitments

The following table summarizes the Company’s purchase commitments at March 31, 2014 (in thousands):

Years Ending December 31,	Purchase Commitments
2014 (remaining nine months)	$27,626
2015	1,944
2016	1,716
2017	1,716
2018	—
Thereafter	—

Total minimum payments	$33,002

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s systems and reagents.

Legal Matters

In May 2005, the Company entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated the Company’s license to U.S. Patent No. 5,804,375 (the “375 Patent”) and ceased paying U.S.-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that the Company violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. The Company believes that it has not violated any provision of the agreement and that the asserted claim of the 375 patent is expired, invalid, unenforceable, and not infringed.

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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$381	$541
Research and development	2,128	1,805
Sales and marketing	1,616	1,299
General and administrative	2,657	2,632

Total stock-based compensation expense	$6,782	$6,277

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2013	6,476	$26.70
Granted	149	$49.65
Exercised	(1,000)	$19.68
Forfeited	(45)	$34.57

Outstanding, March 31, 2014	5,580	$28.50	3.96	$128,916

Exercisable, March 31, 2014	3,173	$21.46	2.70	$95,572

Vested and expected to vest, March 31, 2014	5,370	$28.09	3.89	$126,279

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2013	742	$34.13
Granted	17	50.65
Vested/Released	(58)	31.88
Cancelled	(20)	37.26

Outstanding, March 31, 2014	681	$34.64

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended March 31,
	2014	2013
OPTION SHARES:
Expected Term (in years)	4.42	4.37
Volatility	0.43	0.53
Expected Dividends	—%	—%
Risk Free Interest Rates	1.66%	0.79%
Estimated Forfeitures	7.61%	7.63%
Weighted Average Fair Value Per Share	$18.43	$15.57

ESPP SHARES:
Expected Term (in years)	1.25	1.25
Volatility	0.32	0.46
Expected Dividends	—%	—%
Risk Free Interest Rates	0.17%	0.19%
Weighted Average Fair Value Per Share	$14.54	$12.88

10. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales by type (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales:
Systems and other sales	$18,529	$16,010
Reagent and disposable sales	88,378	75,928

Total sales	$106,907	$91,938

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales by market:
Clinical Systems	$17,285	$12,537
Clinical Reagents	83,160	67,049

Total Clinical	100,445	79,586
Non-Clinical	6,462	12,352

Total sales	$106,907	$91,938

The Company currently sells products through its direct sales force and through third-party distributors. There were no customers that accounted for 10% or more of total sales for the three months ended March 31, 2014 and 2013. There was one direct customer whose accounts receivable balance represented 22% and 14% of total accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

The following table summarizes sales by geographic region (in thousands):

	Three Months Ended March 31,
	2014	2013
Geographic sales information:
North America
Clinical	$57,286	$52,165
Non-Clinical	5,549	11,391

Total North America	62,835	63,556

International
Clinical	$43,159	$27,421
Non-Clinical	913	961

Total International	44,072	28,382

Total sales	$106,907	$91,938

No single country outside of the U.S. represented more than 10% of the Company’s total sales or total assets in any period presented. The Company recognized sales of $61.6 million and $59.6 million for sales to U.S. customers for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company has long lived-assets (excluding intangible assets) of $76.3 million and $63.9 million, respectively, which reside in the U.S. As of March 31, 2014 and December 31, 2013, the Company has long-lived assets of $20.6 million and $21.0 million, respectively, located outside of the U.S., which reside primarily in Sweden and countries in the European Monetary Union.

11. Subsequent Events

On April 22, 2014 the shareholders of the Company approved an amendment to the articles of incorporation of the Company to increase the number of authorized shares of our common stock from 100,000,000 to 150,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; sales organization productivity; speed of test menu expansion and utilization, improving gross margins, execution of manufacturing operations; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; commercial test and commercial system sales; the relative mix of commercial and HBDC sales; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to successfully complete and improve our manufacturing scale up activities; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation, including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•	commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•	notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•	full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “stat” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert CT/NG and Xpert MTB/RIF were made commercially available in the United States in 2013 and Xpert HPV and Xpert Norovirus were made commercially available in Europe in April 2014.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we will be focusing key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•	Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of March 31, 2014, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom (“UK”), and we have offices in Brazil, China, Dubai, India, Japan and Singapore. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis in 2014 and beyond.

•	Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged. For a description of those critical accounting policies, please refer to our 2013 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Sales

The following table summarizes total sales by type (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Sales:
System and other sales	$18,529	$16,010	$2,519	16%
Reagent and disposable sales	88,378	75,928	12,450	16%

Total sales	$106,907	$91,938	$14,969	16%

The following table summarizes sales in the Clinical and Non-Clinical and Other markets (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Sales by market:
Clinical Systems	$17,285	$12,537	$4,748	38%
Clinical Reagents	83,160	67,049	16,111	24%

Total Clinical	100,445	79,586	20,859	26%
Non-Clinical	6,462	12,352	(5,890)	-48%

Total sales	$106,907	$91,938	$14,969	16%

Total Clinical revenues increased $20.9 million, or 26%, for the three months ended March 31, 2014 as compared to the same period in the prior year. The increase in Clinical revenues was led by growth in both Clinical Reagents and Clinical Systems. Clinical Reagent growth of $16.1 million, or 24%, was driven by an increase in Commercial Clinical Reagents of $10.7 million, or 18%, primarily due to a 20% increase in Xpert test revenues, driven by growth across our portfolio of Xpert tests and an increase of $4.9 million, or 74%, in sales of our Xpert MTB/RIF test to our HBDC customers. Clinical Systems revenue increased by $4.7 million, or 38%, primarily driven by higher shipments to both commercial and HBDC customers.

Non-Clinical revenue decreased $5.9 million, or 48%, for the three months ended March 31, 2014 as compared to the same period in the prior year. The decrease in Non-Clinical revenue was primarily due to decreased sales of anthrax test cartridges under the USPS BDS program and decreased contract, grant and research revenue.

The following table summarizes sales by geographic region (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Geographic sales information:
North America
Clinical	$57,286	$52,165	$5,121	10%
Non-Clinical	5,549	11,391	(5,842)	-51%

Total North America	62,835	63,556	(721)	-1%

International
Clinical	43,159	27,421	$15,738	57%
Non-Clinical	913	961	(48)	-5%

Total International	44,072	28,382	15,690	55%

Total sales	$106,907	$91,938	$14,969	16%

North American Clinical sales increased $5.1 million, or 10%, for the three months ended March 31, 2014 as compared to the same period in the prior year. This increase in North American Clinical sales was driven by a 10% increase in Xpert test sales to new and existing customers. North American Non-Clinical sales decreased $5.8 million, or 51%, for the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to a decrease of anthrax test sales under the USPS BDS program and decreased contract, grant and research revenue.

International sales, which primarily represent sales in Europe and South Africa, increased $15.7 million, or 55%, for the three months ended March 31, 2014 as compared to the same period in the prior year. This increase was primarily driven by growth in commercial and HBDC Xpert test sales, in addition to strong system placements.

No single country outside of the U.S. represented more than 10% of our total sales in any period presented.

Costs and Operating Expenses

The following table summarizes costs and operating expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Costs and operating expenses:
Cost of sales	$53,083	$42,892	$10,191	24%
Collaboration profit sharing	1,291	2,110	(819)	-39%
Research and development	21,740	17,727	4,013	23%
Sales and marketing	23,458	19,126	4,332	23%
General and administrative	13,667	9,763	3,904	40%

Total costs and operating expenses	$113,239	$91,618	$21,621	24%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales, amortization of intangible assets related to technology licenses and acquired intangibles and the U.S. medical device tax under the Affordable Care Act.

Cost of sales increased $10.2 million, or 24%, for the three months ended March 31, 2014 as compared to the same period in the prior year. This increase was attributed to increased shipments of our system and reagent products, offset by manufacturing efficiencies.

Our gross margin percentage was 50% and 53% for the three months ended March 31, 2014 and 2013, respectively. This decrease was attributable to an increase in our HBDC sales, which have significantly lower gross margins than our commercial sales.

While we expect a trend of increasing gross margins over time, we also expect moderate fluctuations from quarter to quarter, depending on product, geography, channel and HBDC mix.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax test cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense decreased $0.8 million, or 39%, for the three months ended March 31, 2014 as compared to the same period in the prior year. This decrease was due to the decrease in anthrax test cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and depreciation. Research and development expenses increased $4.0 million, or 23%, for the three months ended March 31, 2014 as compared to the same period in the prior year. This increase was primarily due to increases in salaries and employee-related expenses, including stock based compensation expenses, research and development materials and clinical trials.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.3 million, or 23%, for the three months ended March 31, 2014 as compared to the same period in the prior year. This increase was primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force, including stock-based compensation expense, and increases in marketing programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $3.9 million, or 40%, for the three months ended March 31, 2014 as compared to the same period in the prior year. The increase was primarily due to higher legal expenses and an increase in salaries and employee-related expenses, including stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(16,856)	$10,477	$(27,333)
Net cash used in investing activities	(244,877)	(9,929)	(234,948)
Net cash provided by financing activities	332,290	6,104	326,186

The net cash used in operating activities was $16.9 million in the first three months of 2014. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of debt discount and debt issuance costs and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2014 were increases in inventory, prepaid expenses and other current assets and accounts receivable and decreases in accrued compensation partially offset by increases in accounts payable and other current liabilities and deferred revenue and a decrease in other non-current assets.

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

The net cash used in investing activities was $244.9 million in the first three months in 2014. It was primarily comprised of purchases of marketable securities and investments and capital expenditures.

The net cash used in investing activities was $9.9 million in the first three months in 2013. It was primarily comprised of capital expenditures and cash paid for a technology license.

The net cash provided by financing activities was $332.3 million in the first three months in 2014. It was primarily comprised of net proceeds from the issuance of $345 million in principal amount of convertible senior notes and, to a lesser extent, the issuance of common shares and exercises of stock options, partially offset by the purchase of the capped call transaction for approximately $25.1 million.

The net cash provided by financing activities was $6.1 million in the first three months in 2013. It was primarily comprised of net proceeds from the issuance of common shares and exercises of stock options.

Our sales, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of March 31, 2014, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional principal amounts of our outstanding derivative instruments designated as cash flow hedges are $105.6 million and $96.6 million as of March 31, 2014 and December 31, 2013, respectively. The notional principal amounts of our outstanding derivative instruments not designated as cash flow hedges was $29.6 million and $24.2 million as of March 31, 2014 and December 31, 2013, respectively.

Off-Balance-Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $2.6 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2014, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of March 31, 2014.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February, 2014, we issued $345 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.4 million.

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2014 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. In our international operations, we pay payroll and other expenses in local currencies. In the three months ended March 31, 2014 and 2013, international sales were 41% and 31%, respectively, of our total sales. Our international sales are predominantly in European countries and South Africa. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized loss by approximately $4.0 million at March 31, 2014 and unrealized loss by approximately $3.5 million at December 31, 2013. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with Roche that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the U.S. prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to one of the licensed U.S. patents and ceased paying U.S.-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. The Company believes that it has not violated any provision of the agreement and that the asserted claim of the 375 patent is expired, invalid, unenforceable, and not infringed.

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

We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the three months ended March 31, 2014, we had a net loss of $9.3 million, and in 2013 and 2012 we experienced a net loss of $18.0 million and $20.0 million, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $252.9 million. We do not expect to be profitable for fiscal 2014 and our ability to be profitable in the future will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins, the resources we devote to developing and supporting our products, increases in manufacturing costs associated with our operations, our ability to improve manufacturing efficiencies, including improvements in our manufacturing scale-up activities, our ability to manage our inventory levels, third-party freight costs, the continued progress of our research and development of potential products, the ability to gain FDA clearance for our new products, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future U.S. federal government budgetary negotiations and variability and timing of orders. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale-up and restructuring activities. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenues could be diminished, and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, we previously experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency of our manufacturing operations and our resulting gross margin. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers and erode customer confidence in our product availability. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components, and if such suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, during 2012 and 2013 we experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty and concerns over potential future U.S. budgetary issues. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems can be lengthy, particularly during uncertain economic and political conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions and any purchases can require many levels of pre-approval. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process, including the U.S. federal governmental budgetary pressures. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations and, accordingly, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes, the result of which is that the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

The comprehensive healthcare reform legislation includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device, starting on January 1, 2013, which we believe includes all of our Clinical products sold in the United States. Since we do not intend to pass this tax onto our customers, if we are unable to identify other cost savings in our business, our future gross margins and operating results could be harmed, which in turn could cause the price of our stock to decline.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. For example, in 2012, we acquired one of our plastic molders and, in 2013, we acquired distributors in two of our international locations. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits, including our recent acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

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

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of health-care through various means and the continuous growth of managed care, together with efforts to reform the health-care delivery system in the United States and Europe, has increased pressure on health-care providers and participants in the health-care industry to reduce costs. Consolidation among health-care providers and other participants in the health-care industry has resulted in fewer, more powerful health-care groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, we are unable to predict what effect the current or future health-care reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health-care products and whether adequate third-party coverage will be available.

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

Our success depends on the market’s confidence that we can provide reliable, high-quality molecular test systems. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Despite testing, defects or errors could occur in our products or technologies. Furthermore, with respect to the USPS BDS program, our products are incorporated into larger systems that are built and delivered by others; we cannot control many aspects of the final system.

In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market. Furthermore, any failure in the overall USPS BDS program, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

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

If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate sales will be diminished.

We have a relatively small sales force compared to some of our competitors. In addition, we have recently undergone changes in the leadership of our sales organization, as our Executive Vice President of North American Commercial Operations joined us in December 2013. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against claims, we could incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

Our international operations subject us to additional risks and costs.

We conduct operations on a global basis. These operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations, including U.S. laws such as the Foreign Corrupt Practices Act and local laws that prohibit bribes and certain payments to governmental officials such as the UK Bribery Act 2010, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, and export requirements;

•	increased regulatory risk, including additional regulatory requirements different or more stringent than those in the United States;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	exposure to risks associated with sovereign debt uncertainties in Europe and other foreign countries;

•	difficulties in collecting accounts receivable or longer payment cycles;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•	business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

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

Further, as we continue to expand our operations worldwide and potentially sell our products and services to governmental institutions, compliance with Foreign Corrupt Practices Act and local laws that also prohibit corrupt payments to governmental officials such as the UK Bribery Act 2010 will become more important, and we will need to continue to enhance our internal controls to ensure compliance with applicable laws and regulations.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical, sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining and training personnel with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

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

Though we recently completed a sale of $345 million of convertible senior notes in February 2014, we may in the future need to obtain additional equity or debt financing to respond to business challenges or acquire complementary businesses and technologies. Any additional equity or debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock and may include rights, preferences or privileges senior to those of our common stock. If additional equity or debt financing is needed and we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our participation in the USPS BDS program may not result in predictable revenues in the future.

Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS continued to report significant losses for the 2013 and 2012 fiscal years. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

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

Compliance with laws and regulations governing public company corporate governance and reporting is complex and expensive.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas. Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and The NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these laws, regulations and similar requirements may be onerous and inconsistent from jurisdiction to jurisdiction, which has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting, legal and compliance costs. Any such costs, which may arise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services more expensive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

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

Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, including our determination of whether a valuation allowance against deferred tax assets is appropriate. We expect to maintain such valuation allowance so long as there is insufficient evidence that we will be able to realize the benefit of our deferred tax assets. We reassess the realizability of the deferred tax assets as facts and circumstances dictate. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser or greater allowance is required, or that no such allowance is appropriate, we will record a corresponding change to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our results of operations. Although we believe our estimates and judgments are reasonable, including those related to our valuation allowance, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

We have broad discretion in the application of the net proceeds that we received from the issuance of the Notes, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our Notes in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact the price of our securities.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The Notes contain a conditional conversion feature, which, if triggered, may adversely affect our financial condition and operating results.

The Notes contain a conditional conversion feature. If such feature is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, is the subject of recent changes that could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended March 31, 2014, the sale price of our common stock on The NASDAQ Global Select Market ranged from $44.20 to $55.89 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information relating to the issuance of $345 million aggregate principal amount of 1.25% Convertible Senior Notes due 2021 was provided in Current Report on Form 8-K dated February  10, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.1	Indenture, dated as of February 10, 2014 between Cepheid and Wells Fargo Bank, National Association, as trustee	8-K	000-30755	4.01	2/10/2014

10.1	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Morgan Stanley & Co. International plc.	8-K	000-30755	99.01	2/10/2014

10.2	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Morgan Stanley & Co. International plc.	8-K	000-30755	99.02	2/10/2014

10.3	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Jefferies LLC.	8-K	000-30755	99.03	2/10/2014

10.4	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Jefferies LLC.	8-K	000-30755	99.04	2/10/2014

10.5	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Goldman, Sachs & Co.	8-K	000-30755	99.05	2/10/2014

10.6	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Goldman, Sachs & Co.	8-K	000-30755	99.06	2/10/2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 6th day of May 2014.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit	Index

Exhibit Number	Exhibit Description

4.1*	Indenture, dated as of February 10, 2014 between Cepheid and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 of the Company’s Form 8-K filed on February 10, 2014).

10.1*	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 99.01 of the Company’s Form 8-K filed on February 10, 2014).

10.2*	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 99.02 of the Company’s Form 8-K filed on February 10, 2014).

10.3*	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Jefferies LLC (incorporated by reference to Exhibit 99.03 of the Company’s Form 8-K filed on February 10, 2014).

10.4*	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Jefferies LLC (incorporated by reference to Exhibit 99.04 of the Company’s Form 8-K filed on February 10, 2014).

10.5*	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Goldman, Sachs & Co (incorporated by reference to Exhibit 99.05 of the Company’s Form 8-K filed on February 10, 2014).

10.6*	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Goldman, Sachs & Co (incorporated by reference to Exhibit 99.06 of the Company’s Form 8-K filed on February 10, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.