Form 10-Q
period 2014-06-30
CEPHEID
filed 2014-08-06
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014 there were 70,207,634 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2014

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,981	$66,072
Short-term investments	185,279	8,837
Accounts receivable, net	55,370	52,202
Inventory	123,345	103,866
Prepaid expenses and other current assets	19,020	13,037

Total current assets	503,995	244,014
Property and equipment, net	104,354	84,886
Investments	78,773	9,820
Other non-current assets	8,124	958
Intangible assets, net	13,404	15,245
Goodwill	39,681	39,681

Total assets	$748,331	$394,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,892	$52,609
Accrued compensation	24,830	22,009
Accrued royalties	4,973	5,245
Accrued and other liabilities	9,974	7,440
Current portion of deferred revenue	10,428	8,183

Total current liabilities	101,097	95,486
Long-term portion of deferred revenue	4,043	3,424
Convertible senior notes, net	273,491	—
Other liabilities	15,362	10,454

Total liabilities	393,993	109,364

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized, 70,104,908 and 68,556,392 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	407,877	383,379
Additional paid-in capital	209,431	145,900
Accumulated other comprehensive loss	(261)	(476)
Accumulated deficit	(262,709)	(243,563)

Total shareholders’ equity	354,338	285,240

Total liabilities and shareholders’ equity	$748,331	$394,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$116,503	$96,012	$223,410	$187,950
Costs and operating expenses:
Cost of sales	59,568	52,889	112,651	95,781
Collaboration profit sharing	649	1,425	1,940	3,535
Research and development	23,998	18,572	45,738	36,299
Sales and marketing	23,502	19,105	46,960	38,231
General and administrative	14,340	9,612	28,007	19,375

Total costs and operating expenses	122,057	101,603	235,296	193,221

Loss from operations	(5,554)	(5,591)	(11,886)	(5,271)
Other income (expense):
Interest and other income, net	306	3	459	3
Interest expense	(3,500)	(38)	(5,363)	(73)
Foreign currency exchange gain (loss) and other	(176)	(682)	(757)	(273)

Other income (loss), net	(3,370)	(717)	(5,661)	(343)

Loss before income taxes	(8,924)	(6,308)	(17,547)	(5,614)
Provision for income taxes	(919)	(272)	(1,599)	(653)

Net loss	$(9,843)	$(6,580)	$(19,146)	$(6,267)

Basic net loss per share	$(0.14)	$(0.10)	$(0.27)	$(0.09)

Diluted net loss per share	$(0.14)	$(0.10)	$(0.27)	$(0.09)

Shares used in computing basic net loss per share	69,968	67,295	69,622	67,061

Shares used in computing diluted net loss per share	69,968	67,295	69,622	67,061

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,843)	$(6,580)	$(19,146)	$(6,267)
Other comprehensive income (loss), net of taxes of $0:
Change in unrealized gains and losses related to cash flow hedges:
Gain/(Loss) recognized in other comprehensive income	(472)	(598)	(291)	137
(Gain)/Loss reclassified from accumulated comprehensive income to the statement of operations	216	(63)	503	(97)
Change in unrealized gains and losses related to available-for-sale investments, net:
Gain recognized in other comprehensive income, net	104	—	30	—
(Gain) reclassified from accumulated comprehensive income to the statement of operations, net	(25)	—	(27)	—

Comprehensive loss	$(10,020)	$(7,241)	$(18,931)	$(6,227)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,146)	$(6,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,340	8,361
Amortization of intangible assets	1,841	3,146
Unrealized exchange differences	122	575
Amortization of debt discount and transaction costs	3,642	—
Stock-based compensation expense	15,930	12,806
Changes in operating assets and liabilities:
Accounts receivable	(3,167)	(2,586)
Inventory	(19,809)	(14,491)
Prepaid expenses and other current assets	(5,867)	(6,454)
Other non-current assets	(42)	30
Accounts payable and other current and non-current liabilities	1,916	5,669
Accrued compensation	2,821	2,616
Deferred revenue	2,864	1,422

Net cash provided by (used in) operating activities	(8,555)	4,827
Cash flows from investing activities:
Capital expenditures	(25,745)	(18,974)
Payment for a technology license	—	(1,125)
Cost of acquisitions, net	—	(3,571)
Proceeds from sales of marketable securities and investments	67,739	—
Proceeds from maturities of marketable securities and investments	21,326	—
Purchases of marketable securities and investments	(334,800)	—

Net cash used in investing activities	(271,480)	(23,670)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	24,498	9,450
Proceeds from borrowings of convertible senior notes, net of issuance costs	335,789	—
Purchase of convertible note capped call hedge	(25,082)	—
Principal payment of notes payable	(95)	(781)

Net cash provided by financing activities	335,110	8,669
Effect of exchange rate change on cash	(166)	(575)

Net increase (decrease) in cash and cash equivalents	54,909	(10,749)
Cash and cash equivalents at beginning of period	66,072	95,779

Cash and cash equivalents at end of period	$120,981	$85,030

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

The Condensed Consolidated Balance Sheet at June 30, 2014, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2014 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2013 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Within the Condensed Consolidated Balance Sheet, certain amounts have been reclassified to conform to the current period presentation.

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

The Company’s main financial institution for banking operations held 72% and 55% of the Company’s cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 25% and 14% of total accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

See Note 10 (Segment and Significant Concentrations) for disclosure regarding total sales to direct customers and single countries.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market value, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. In addition, unrecognized stock-based compensation cost of $1.8 million and $2.1 million was included in inventory as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the components of inventory (in thousands):

	June 30, 2014	December 31, 2013
Raw Materials	$36,867	$35,760
Work in Process	45,240	36,580
Finished Goods	41,238	31,526

Inventory	$123,345	$103,866

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income / (loss) per share is computed by dividing net income / (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. These anti-dilutive common stock equivalent shares totaled 9,845,000 and 5,542,000 for the three months ended June 30, 2014 and 2013, respectively, and 9,237,000 and 5,285,000 for the six months ended June 30, 2014 and 2013, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net loss	$(9,843)	$(6,580)	$(19,146)	$(6,267)

Basic weighted shares outstanding	69,968	67,295	69,622	67,061

Net loss per share	$(0.14)	$(0.10)	$(0.27)	$(0.09)

Diluted:
Net loss	$(9,843)	$(6,580)	$(19,146)	$(6,267)
Basic weighted shares outstanding	69,968	67,295	69,622	67,061
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—	—

Diluted weighted shares outstanding	69,968	67,295	69,622	67,061

Net loss per share	$(0.14)	$(0.10)	$(0.27)	$(0.09)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principal of ASU 2014-09 is to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective transition methods. The Company has not yet selected a transition method nor has it determined the potential effects on the consolidated financial statements.

2. Fair Value

The following tables summarize the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, foreign currency derivatives and long-term investments) and financial liabilities (foreign currency derivatives and contingent consideration) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

Balance as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,136	$35,845	$—	$120,981

Short-term investments:
Asset-backed securities	—	38,198	—	38,198
Commercial paper	—	73,270	—	73,270
Corporate debt securities	—	34,492	—	34,492
Government agency securities	—	32,618	—	32,618
Other securities	—	6,701	—	6,701

Total short-term investments	—	185,279	—	185,279

Foreign currency derivatives	—	641	—	641

Investments:
Asset-backed securities	—	27,946	—	27,946
Corporate debt securities	—	20,170	—	20,170
Government agency securities	—	26,106	—	26,106
United States government securities	—	1,852	—	1,852
Other securities	—	2,699	—	2,699

Total investments	—	78,773	—	78,773

Total	$85,136	$300,538	$—	$385,674

Liabilities:
Foreign currency derivatives	$—	$1,167	$—	$1,167
Contingent consideration	—	—	74	74

Total	$—	$1,167	$74	$1,241

Balance as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,772	$1,300	$—	$66,072

Short-term investments:
Commercial paper	—	5,448	—	5,448
Corporate debt securities	—	1,881	—	1,881
Government agency securities	—	1,508	—	1,508

Total short-term investments	—	8,837	—	8,837

Foreign currency derivatives	—	873	—	873

Investments:
Asset-backed securities	—	1,891	—	1,891
Corporate debt securities	—	1,975	—	1,975
Government agency securities	—	3,405	—	3,405
United States government securities	—	2,149	—	2,149
Other securities	—	400	—	400

Total investments	—	9,820	—	9,820

Total	$64,772	$20,830	$—	$85,602

Liabilities:
Foreign currency derivatives	$—	$1,555	$—	$1,555
Contingent consideration	—	—	310	310

Total	$—	$1,555	$310	$1,865

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

Balance as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$357,765	$—	$357,765

Total	$—	$357,765	$—	$357,765

Balance as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes in an over-the-counter market on June 30, 2014.

Level 3 liabilities, consisting of contingent consideration to be made in connection with the acquisition of a company in 2012 and an acquisition of certain assets in 2013, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

3. Investments

The Company’s marketable securities as of June 30, 2014 were classified as available-for-sale securities, with changes in fair value recognized in accumulated other comprehensive loss, a component of stockholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period, effective maturity and realizability of the investment. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of June 30, 2014:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$38,194	$10	$(6)	$38,198
Commercial paper	102,094	22	(1)	102,115
Corporate debt securities	34,484	12	(4)	34,492
Government agency securities	39,628	3	(13)	39,618
Other securities	6,715	1	(15)	6,701
Amounts classified as cash equivalents	(35,845)	(2)	2	(35,845)

Total short-term investments	$185,270	$46	$(37)	$185,279

Investments:
Asset-backed securities	$27,934	$14	$(2)	$27,946
Corporate debt securities	20,173	4	(7)	20,170
Government agency securities	26,112	1	(7)	26,106
United States government securities	1,847	5	—	1,852
Other securities	2,700	—	(1)	2,699

Total investments	$78,766	$24	$(17)	$78,773

Balance as of December 31, 2013:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Commercial paper	$6,747	$1	$—	$6,748
Corporate debt securities	1,881	—	—	1,881
Government agency securities	1,506	2	—	1,508
Amounts classified as cash equivalents	(1,300)	—	—	(1,300)

Total short-term investments	$8,834	$3	$—	$8,837

Investments:
Asset-backed securities	$1,890	$1	$—	$1,891
Corporate debt securities	1,970	5	—	1,975
Government agency securities	3,405	1	(1)	3,405
United States government securities	2,145	4	—	2,149
Other securities	400	—	—	400

Total investments	$9,810	$11	$(1)	$9,820

For the six months ended June 30, 2014, $89.1 million of proceeds from sales and maturities of marketable securities were collected while no proceeds were received for the six months ended June 30, 2013. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Interest and other income, net” in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains	$25	$—	$27	$—
Gross realized losses	—	—	—	—

Realized gains, net	$25	$—	$27	$—

The fair value of the Company’s marketable securities with unrealized losses at June 30, 2014 and December 31, 2013, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at June 30, 2014:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$17,348	$(8)	$—	$—	$17,348	$(8)
Commercial paper	15,430	(1)	—	—	15,430	(1)
Corporate debt securities	19,336	(11)	—	—	19,336	(11)
Government agency securities	43,003	(20)	—	—	43,003	(20)
Other securities	9,000	(16)	—	—	9,000	(16)

Total	$104,117	$(56)	$—	$—	$104,117	$(56)

Balance at December 31, 2013:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$600	$—	$—	$—	$600	$—
Corporate debt securities	1,180	—	—	—	1,180	—
Government agency securities	1,104	(1)	—	—	1,104	(1)
Other securities	200	—	—	—	200	—

Total	$3,084	$(1)	$—	$—	$3,084	$(1)

The Company has evaluated such securities, which consist of investments in commercial paper, corporate debt securities, government agency securities and other securities as of June 30, 2014 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2014 and December 31, 2013, by contractual maturity (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities:
Mature in one year or less	$221,115	$221,124	$10,134	$10,137
Mature after one year through three years	73,966	73,971	9,810	9,820
Mature in more than three years	4,800	4,802	—	—

Total	$299,881	$299,897	$19,944	$19,957

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

The Company had a net deferred loss associated with cash flow hedges of $0.5 million recorded in AOCI as of June 30, 2014. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of June 30, 2014 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange gain (loss) and other. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange gain (loss) and other unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 30, 2014 and 2013.

Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange gain (loss) and other. During the three months ended June 30, 2014 and 2013, the Company recognized a loss of $0.2 million and a loss of $0.2 million, respectively, as a component of foreign currency exchange gain (loss) and other. During the six months ended June 30, 2014 and 2013, the Company recognized a loss of $0.5 million and a gain of $0.7 million, respectively, as a component of foreign currency exchange gain (loss) and other. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $113.7 million and $96.6 million as of June 30, 2014 and December 31, 2013, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $38.1 million and $24.2 million as of June 30, 2014 and December 31, 2013, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$637	$4	$641
Derivative Liabilities (b):
Foreign exchange contracts	(1,099)	(68)	(1,167)

	December 31, 2013
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$782	$91	$873
Derivative Liabilities (b):
Foreign exchange contracts	(1,446)	(109)	(1,555)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended
	Loss Recognized in OCI - Effective Portion		Gain (Loss) Reclassified from AOCI into Income - Effective Portion		Gain (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2014	June 30, 2013	June 30, 2014 (a)	June 30, 2013 (b)	Location	June 30, 2014	June 30, 2013
Cash flow hedges:
Foreign exchange contracts	$(472)	$(598)	$(216)	$63	Foreign currency exchange gain (loss) and other	$20	$8

Total	$(472)	$(598)	$(216)	$63		$20	$8

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.2 million gain and a $0.4 million loss were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2014.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.3 million loss and a $0.4 million gain were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2013.

	Six Months Ended
	Gain (Loss) Recognized in OCI - Effective Portion		Gain (Loss) Reclassified from AOCI into Income - Effective Portion		Gain (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2014	June 30, 2013	June 30, 2014 (a)	June 30, 2013 (b)	Location	June 30, 2014	June 30, 2013
Cash flow hedges:
Foreign exchange contracts	$(291)	$137	$(503)	$97	Foreign currency exchange gain (loss) and other	$33	$2

Total	$(291)	$137	$(503)	$97		$33	$2

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.4 million gain and a $0.9 million loss were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2014.

(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $1.0 million loss and a $1.1 million gain were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2013.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, June 30, 2014:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(22,521)	$6,056
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(8,400)	7,348

	$52,938	$(39,534)	$13,404

Balance, December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(21,597)	$6,980
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(7,483)	8,265

	$52,938	$(37,693)	$15,245

Amortization expense of intangible assets was $0.9 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2014, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2014 (remaining six months)	$1,830
2015	3,051
2016	2,442
2017	2,073
2018	1,994
Thereafter	2,014

Total expected future annual amortization	$13,404

6. Income Taxes

For the six months ended June 30, 2014, the Company recorded an income tax provision of $1.6 million, primarily related to ordinary tax expense of the Company’s foreign subsidiaries. For the six months ended June 30, 2013, the Company recorded an income tax provision of $0.7 million, primarily related to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with our French subsidiary.

The Company’s effective tax rate for the six months ended June 30, 2014 and June 30, 2013 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, and losses in the U.S. federal and state jurisdictions for which no tax benefit is recorded. The Company’s effective tax rate increased in the six months ended June 30, 2014, as compared to the same period in 2013, due to increased U.S. losses for the six months ended June 30, 2014 for which no income tax benefit is recorded in the US federal and state tax jurisdictions, as well as to tax benefits recorded during 2013 for research and development tax credits in France for which the Company is no longer eligible during 2014.

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

As of June 30, 2014, the Notes are not yet convertible.

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

The Notes consist of the following as of June 30, 2014 (in thousands):

Liability component:
Principal	$345,000
Less: debt discount, net of amortization	(71,509)

Net carrying amount	$273,491
Equity component (a)	73,013

(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.0 million issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
1.25% coupon	$1,078	$1,653
Amortization of debt issuance costs	100	150
Amortization of debt discount	2,284	3,491

	$3,462	$5,294

As of June 30, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$357,765	$273,491	$—	$—

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

Based on the closing price of our common stock of $47.94 on June 30, 2014, the if-converted value of the Notes was less than their respective principal amounts.

8. Commitments, Contingencies and Legal Matters

Purchase Commitments

The following table summarizes the Company’s purchase commitments at June 30, 2014 (in thousands):

Years Ending December 31,	Purchase Commitments
2014 (remaining six months)	$23,859
2015	1,944
2016	1,716
2017	1,716
2018	—
Thereafter	—

Total minimum payments	$29,235

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

On August 21, 2012 the Company filed a lawsuit against Roche Molecular Systems, Inc., in the U.S. District Court for the Northern District of California, and F. Hoffman-La Roche LTD, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed the Company’s suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The Court left open the possibility that the Company could re-file its case against the 155 Patent in the future. Management believes that the possibility that these legal proceedings will result in a material adverse effect on the Company’s business is remote.

On July 16, 2014 Roche Molecular Systems, Inc. filed a complaint in the U.S. District for the Northern District of California, alleging that the Company’s Xpert MTB-RIF product infringes U.S. Patent No. 5,643,723, which expired on July 1, 2014. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.

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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$1,473	$841	$1,854	$1,381
Research and development	2,481	2,097	4,609	3,902
Sales and marketing	1,926	1,078	3,542	2,377
General and administrative	3,268	2,514	5,925	5,146

Total stock-based compensation expense	$9,148	$6,530	$15,930	$12,806

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinic Value
Outstanding, December 31, 2013	6,476	$26.70
Granted	1,323	$46.05
Exercised	(1,312)	$18.85
Forfeited	(85)	$34.42

Outstanding, June 30, 2014	6,402	$32.20	4.36	$101,119

Exercisable, June 30, 2014	3,350	$24.12	2.94	$79,787
Vested and expected to vest, June 30, 2014	6,111	$31.71	4.28	$99,467

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2013	742	$34.13
Granted	288	46.06
Vested/Released	(203)	33.94
Cancelled	(44)	35.22

Outstanding, June 30, 2014	783	$38.51

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPTION SHARES:
Expected Term (in years)	4.40	4.42	4.40	4.41
Volatility	0.38	0.43	0.38	0.44
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	1.73%	0.71%	1.73%	0.72%
Estimated Forfeitures	6.75%	7.61%	6.79%	7.63%
Weighted Average Fair Value Per Share	$15.29	$13.77	$15.64	$14.02
ESPP SHARES:
Expected Term (in years)	1.25	1.25	1.25	1.25
Volatility	0.32	0.46	0.32	0.46
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.17%	0.19%	0.17%	0.19%
Weighted Average Fair Value Per Share	$14.54	$12.88	$14.54	$12.88

10. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales:
Systems and other sales	$29,018	$18,796	$47,547	$34,806
Reagent and disposable sales	87,485	77,216	175,863	153,144

Total sales	$116,503	$96,012	$223,410	$187,950

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales by market:
Clinical Systems	$28,334	$16,711	$45,619	$29,248
Clinical Reagents	83,006	70,772	166,166	137,821

Total Clinical	111,340	87,483	211,785	167,069
Non-Clinical	5,163	8,529	11,625	20,881

Total sales	$116,503	$96,012	$223,410	$187,950

The Company currently sells products through its direct sales force and through third-party distributors. One distributor represented greater than 10% of our total sales for the three months ended June 30, 2014. Sales from this distributor for the three months ended June 30, 2014 and 2013 were 13.1% and 0.6% of total sales, respectively. Sales from this distributor for the six months ended June 30, 2014 and 2013 were 6.8% and 0.4% of total sales, respectively. No customers accounted for more than 10% of total sales for the three months ended June 30, 2013 or for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes sales by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Geographic sales information:
North America
Clinical	$57,649	$49,906	$114,935	$102,070
Non-Clinical	3,926	7,463	9,475	18,854

Total North America	61,575	57,369	124,410	120,924
International
Clinical	$53,691	$37,577	$96,850	$64,999
Non-Clinical	1,237	1,066	2,150	2,027

Total International	54,928	38,643	99,000	67,026

Total sales	$116,503	$96,012	$223,410	$187,950

The Company recognized sales of $60.0 million and $55.0 million to U.S. customers for the three months ended June 30, 2014 and 2013, respectively, and $121.6 million and $114.6 million for the six months ended June 30, 2014 and 2013, respectively. The Company recognized sales of $15.4 million and $0.7 million in China for the three months ended June 30, 2014 and 2013, respectively, and $15.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company has long lived-assets (excluding intangible assets) of $83.8 million and $63.9 million, respectively, which reside in the U.S. As of June 30, 2014 and December 31, 2013, the Company has long-lived assets of $20.5 million and $21.0 million, respectively, located outside of the U.S., which reside primarily in Sweden and countries in the European Monetary Union.

11. Subsequent Events

On July 16, 2014 Roche Molecular Systems, Inc. filed a complaint in the U.S. District for the Northern District of California, alleging that the Company’s Xpert MTB-RIF product infringes on U.S. Patent No. 5,643,723, which expired on July 1, 2014. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; sales organization productivity; test menu expansion and utilization; improving gross margins; execution of manufacturing operations; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; commercial test and commercial system sales; the performance and market acceptance of our new products; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to successfully complete and improve our manufacturing scale up activities; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation, including settlement costs; our ability to integrate the businesses, technologies, operations and personnel of acquired companies; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•	commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•	notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•	full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “stat” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert CT/NG and Xpert MTB/RIF were made commercially available in the United States in 2013, Xpert HPV and Xpert Norovirus were made commercially available in international markets in April 2014 and Xpert Carba-R was made commercially available in international markets in June 2014.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we expect to focus key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•	Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of June 30, 2014, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom (“UK”), and we have offices in Brazil, China, Dubai, India, Japan and Singapore. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis in 2014 and beyond.

•	Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

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

Results of Operations

Comparison of the Three and Six months Ended June 30, 2014 and 2013

Sales

The following table summarizes total sales by type (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales:
System and other sales	$29,018	$18,796	$10,222	54%	$47,547	$34,806	$12,741	37%
Reagent and disposable sales	87,485	77,216	10,269	13%	175,863	153,144	22,719	15%

Total sales	$116,503	$96,012	$20,491	21%	$223,410	$187,950	$35,460	19%

The following table summarizes sales in the Clinical and Non-Clinical and Other markets (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales by market:
Clinical Systems	$28,334	$16,711	$11,623	70%	$45,619	$29,248	$16,371	56%
Clinical Reagents	83,006	70,772	12,234	17%	166,166	137,821	28,345	21%

Total Clinical	111,340	87,483	23,857	27%	211,785	167,069	44,716	27%
Non-Clinical	5,163	8,529	(3,366)	-39%	11,625	20,881	(9,256)	-44%

Total sales	$116,503	$96,012	$20,491	21%	$223,410	$187,950	$35,460	19%

Total Clinical revenues increased $23.9 million, or 27%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $44.7 million, or 27%, for the six months ended June 30, 2014 as compared to the same period in the prior year. The increase in Clinical revenues for the three and six month comparative periods was driven by GeneXpert instrument placements to HBDC customers and higher Clinical Reagent sales. Clinical Reagent sales grew in all Xpert test categories led by higher Healthcare Associated Infection tests, Xpert CT/NG, Xpert MTB/RIF and Xpert Flu driven by growing install base of our GeneXpert systems.

Non-Clinical revenue decreased $3.4 million, or 39%, for the three months ended June 30, 2014 as compared to the same period in the prior year and decreased $9.3 million, or 44%, for the six months ended June 30, 2014 as compared to the same period in the prior year. The decrease in Non-Clinical revenue was primarily due to decreased sales of anthrax test cartridges under the USPS BDS program and decreased contract, grant and research revenue.

The following table summarizes sales by geographic region (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Geographic sales information:
North America
Clinical	$57,649	$49,906	$7,743	16%	$114,935	$102,070	$12,865	13%
Non-Clinical	3,926	7,463	(3,537)	-47%	9,475	18,854	(9,379)	-50%

Total North America	61,575	57,369	4,206	7%	124,410	120,924	3,486	3%
International
Clinical	53,691	37,577	16,114	43%	96,850	64,999	31,851	49%
Non-Clinical	1,237	1,066	171	16%	2,150	2,027	123	6%

Total International	54,928	38,643	16,285	42%	99,000	67,026	31,974	48%

Total sales	$116,503	$96,012	$20,491	21%	$223,410	$187,950	$35,460	19%

North American Clinical sales increased $7.7 million, or 16%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $12.9 million, or 13%, for the six months ended June 30, 2014 as compared to the same period in the prior year. The increase in North American Clinical sales was driven by growth in Clinical Reagents led by higher Healthcare Associated Infection tests, Xpert CT/NG, Xpert Flu and Xpert MTB/RIF driven by growing install base of our GeneXpert systems. North American Non-Clinical sales decreased $3.5 million, or 47%, for the three months ended June 30, 2014 as compared to the same period in the prior year and decreased $9.4 million, or 50%, for the six months ended June 30, 2014 as compared to the same period in the prior year, primarily due to decreased sales of anthrax test cartridges under the USPS BDS program and decreased contract, grant and research revenue.

International sales, which primarily represent sales in Europe, China and South Africa, increased $16.3 million, or 42%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $32.0 million, or 48%, for the six months ended June 30, 2014 as compared to the same period in the prior year. The increase for the three and six month comparative periods was primarily driven by growth in HBDC GeneXpert systems placements and growth in Commercial and HBDC reagent sales. Other than China in the three months ended June 30, 2014, no single country outside of the United States represented more than 10% of the our total sales in any other period presented.

Costs and Operating Expenses

The following table summarizes costs and operating expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Costs and operating expenses:
Cost of sales	$59,568	$52,889	$6,679	13%	$112,651	$95,781	$16,870	18%
Collaboration profit sharing	649	1,425	(776)	-54%	1,940	3,535	(1,595)	-45%
Research and development	23,998	18,572	5,426	29%	45,738	36,299	9,439	26%
Sales and marketing	23,502	19,105	4,397	23%	46,960	38,231	8,729	23%
General and administrative	14,340	9,612	4,728	49%	28,007	19,375	8,632	45%

Total costs and operating expenses	$122,057	$101,603	$20,454	20%	$235,296	$193,221	$42,075	22%

Cost of Sales

Cost of sales consists of raw materials, direct labor, stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales, amortization of intangible assets related to technology licenses and acquired intangibles, depreciation expense and the U.S. medical device tax under the Affordable Care Act.

Cost of sales increased $6.7 million, or 13%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $16.9 million, or 18%, for the six months ended June 30, 2014 as compared to the same period in the prior year. This increase in both the three and six month comparative periods was attributed to increased shipments of our system and reagent products, partially offset by improved manufacturing efficiencies.

Our gross margin percentage was 49% and 45% for the three months ended June 30, 2014 and 2013, respectively, and 50% and 49% for the six months ended June 30, 2014 and 2013, respectively. These increases were attributable to improved manufacturing efficiencies partially offset by an increase in our HBDC sales, which have lower gross margins, and lower average sales prices in North America due to the implementation of our strategic pricing matrix.

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

Collaboration profit sharing expense decreased $0.8 million, or 54%, for the three months ended June 30, 2014 as compared to the same period in the prior year and decreased $1.6 million, or 45%, for the six months ended June 30, 2014 as compared to the same period in the prior year. These decreases for the three and six month comparative periods were due to the decrease in anthrax test cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and amortization and depreciation. Research and development expenses increased $5.4 million, or 29%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $9.4 million, or 26%, for the six months ended June 30, 2014 as compared to the same period in the prior year. These increases in both the three and six month comparative periods were primarily due to higher clinical and beta trial costs, outside consulting services, costs of research and development materials and salaries and employee-related expenses including stock based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.4 million, or 23%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $8.7 million, or 23%, for the six months ended June 30, 2014 as compared to the same period in the prior year. These increases in both the three and six month comparative periods were primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force, including an increase in stock based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $4.7 million, or 49%, for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $8.6 million, or 45%, for the six months ended June 30, 2014 as compared to the same period in the prior year. These increases for both the three and six month comparative periods were primarily due to higher legal expenses, and salaries and employee-related expenses, including stock based compensation expense.

Other Income (Expense)

The following table summarizes other income (expense) (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other Income (Expense)
Interest and other income	$306	$3	$303	10100%	$459	$3	$456	15200%
Interest expense	(3,500)	(38)	(3,462)	9111%	(5,363)	(73)	(5,290)	7247%
Foreign currency exchange gain (loss) and other	(176)	(682)	506	-74%	(757)	(273)	(484)	177%

Other income (loss), net	$(3,370)	$(717)	$(2,653)	370%	$(5,661)	$(343)	$(5,318)	1550%

Interest income primarily consists of returns from our investment portfolio. Interest income increased $0.3 million for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $0.5 million for the six months ended June 30, 2014 as compared to the same period in the prior year. The increase for both the three and six month comparative periods was due to the increase in allocation into short and long-term investments following the issuance of our convertible senior notes, which were issued in February 2014.

Interest expense increased $3.5 million for the three months ended June 30, 2014 as compared to the same period in the prior year and increased $5.3 million for the six months ended June 30, 2014 as compared to the same period in the prior year. Interest expense primarily consists of accretion of debt discount and coupon interests payable on our convertible senior notes, which were issued in February 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(8,555)	$4,827	$(13,382)
Net cash used in investing activities	(271,480)	(23,670)	(247,810)
Net cash provided by financing activities	335,110	8,669	326,441

The net cash used in operating activities was $8.6 million in the first six months of 2014. It was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of debt discount and debt issuance costs and amortization of intangible assets. The primary working capital uses of cash for the six months ended June 30, 2014 were increases in inventory, prepaid expenses and other current assets and accounts receivable partially offset by increases in deferred revenue, accrued compensation and accounts payable and other current liabilities.

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

The net cash used in investing activities was $271.5 million in the first six months in 2014. It was primarily comprised of purchases of marketable securities following the issuance of our convertible senior notes, which were issued in February 2014, and investments and capital expenditures, partially offset by proceeds for the sale and maturity of marketable securities.

The net cash used in investing activities was $23.7 million in the first six months of 2013. It was primarily comprised of capital expenditures, the cost of an acquisition and cash paid for a technology license.

The net cash provided by financing activities was $335.1 million in the first six months of 2014. It was primarily comprised of net proceeds from the issuance of $345 million in principal amount of convertible senior notes and, to a lesser extent, the issuance of common shares and exercises of stock options, partially offset by the purchase of the capped call transaction for approximately $25.1 million.

The net cash provided by financing activities was $8.7 million in the first six months of 2013. It was primarily comprised of net proceeds from the issuance of common shares and exercises of stock options.

Our sales, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of June 30, 2014, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional principal amounts of our outstanding derivative instruments designated as cash flow hedges are $113.7 million and $96.6 million as of June 30, 2014 and December 31, 2013, respectively. The notional principal amounts of our outstanding derivative instruments not designated as cash flow hedges was $38.1 million and $24.2 million as of June 30, 2014 and December 31, 2013, respectively.

Off-Balance-Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $2.3 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2014, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of June 30, 2014.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February, 2014, we issued $345 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.6 million.

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our revenue, cost, expense and capital purchasing activities for the six months ended June 30, 2014 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. In our international operations, we pay payroll and other expenses in local currencies. In the six months ended June 30, 2014 and 2013, international sales were 44% and 36%, respectively, of our total sales. Our international sales are predominantly in European countries, China and South Africa. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, our unrealized loss by approximately $5.6 million at June 30, 2014 and our unrealized loss by approximately $3.5 million at December  31, 2013. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 21, 2012 we filed a lawsuit against Roche Molecular Systems, Inc., and F. Hoffman-La Roche LTD, in the U.S. District Court for the Northern District of California, for a declaratory judgment of (a) invalidity, expiration, and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration, and non-infringement of U.S. Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed our suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The Court left open the possibility that we could re-file our case against the 155 Patent in the future. We believe that the possibility that these legal proceedings will result in a material adverse effect on our business is remote.

On July 16, 2014 Roche Molecular Systems, Inc. filed a complaint in the U.S. District Court for the Northern District of California, alleging that our Xpert MTB-RIF product infringes U.S. Patent No. 5,643,723, which expired on July 1, 2014. We believe that the possibility that these legal proceedings will result in a material loss is remote.

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

We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the six months ended June 30, 2014, we had a net loss of $19.1 million, and in 2013 and 2012 we experienced a net loss of $18.0 million and $20.0 million, respectively. As of June 30, 2014, we had an accumulated deficit of approximately $262.7 million. We do not expect to be profitable for fiscal 2014 and our ability to be profitable in the future will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through this program and the extent of global funding for such programs, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations; our ability to improve manufacturing efficiencies, including improvements in our manufacturing scale-up activities; our ability to manage our inventory levels; third-party freight costs; the continued progress of our research and development of potential products; the ability to gain FDA regulatory and international regulatory clearance for our new products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; and the prices at which we are able to sell our GeneXpert systems and tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future U.S. federal government budgetary negotiations, and variability and timing of orders. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale-up and restructuring activities. Additionally, in July 2014, we began to self-insure for a portion of employee health insurance coverage and we estimate the liabilities associated with the risks retained by the Company, in part, by considering actuarial assumptions which, by their nature, are subject to a high degree of variability. If the number or severity of claims for which we are self-insured increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results may be affected. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenues could be diminished, and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. For example, in 2012 and early 2013 we experienced lower than expected revenue due primarily to intermittent interruptions in the supply of Xpert cartridge parts, which also negatively impacted the efficiency of our manufacturing operations and our resulting gross margin. Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers and erode customer confidence in our product availability. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to minimize such delays, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components, and if such suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, during 2012 and early 2013 we experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty and concerns over potential future U.S. budgetary issues. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

If our tests for use on our systems do not continue to gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timely expansion of our menu of tests;

•	our ability to fulfill orders;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	the demand for the tests we introduce;

•	the timing of market entry for various tests for the GeneXpert and the SmartCycler systems;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	the pricing of our products;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.

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

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and monetary and international financial uncertainties. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the U.S. or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

In some foreign markets, pricing and profitability of medical products are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed healthcare in the United States and proposed legislation intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, Hologic, Luminex, and Meridian sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies, including Siemens, Hologic, bioMerieux and Quidel offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products technologically obsolete or uneconomical by reducing the prices of their competing products. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

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

We have a relatively small sales force compared to some of our competitors. In addition, we have recently undergone changes in the leadership of our sales organization, as our Executive Vice President of North American Commercial Operations joined us in December 2013, our Executive Vice President, International Commercial Operations joined us in June 2014 and our former Executive Vice President, International Commercial Operations transitioned to a new role in the Company in June 2014. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

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

The “conflicts” rule of the Securities and Exchange Commission, or SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets.

On August 22, 2012, the SEC adopted a rule requiring disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year, commencing with calendar year 2013. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We may incur material costs associated with complying with the disclosure requirements, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the six months ended June 30, 2014, the sale price of our common stock on The NASDAQ Global Select Market ranged from $40.15 to $55.89 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	File No.	Exhibit

3.1	Certificate of Amendment of the Fifth Amended and Restated Articles of Incorporation of Cepheid and Fifth Amended and Restated Articles of Incorporation of Cepheid.					X

10.1*	Offer Letter between Cepheid and Peter Farrell.					X

10.2*	Change of Control Retention and Severance Agreement by and between Cepheid and Peter Farrell.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	Management contract or compensatory plan or arrangement.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 6th day of August 2014.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment of the Fifth Amended and Restated Articles of Incorporation of Cepheid and Fifth Amended and Restated Articles of Incorporation of Cepheid.

10.1*	Offer Letter between Cepheid and Peter Farrell.

10.2*	Change of Control Retention and Severance Agreement by and between Cepheid and Peter Farrell.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.