Form 10-Q
period 2014-09-30
CEPHEID
filed 2014-11-04
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 23, 2014 there were 70,481,243 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2014

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler® are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,676	$66,072
Short-term investments	164,858	8,837
Accounts receivable, net	55,771	52,202
Inventory	128,256	103,866
Prepaid expenses and other current assets	21,445	13,037

Total current assets	505,006	244,014
Property and equipment, net	110,445	84,886
Investments	91,582	9,820
Other non-current assets	7,988	958
Intangible assets, net	12,570	15,245
Goodwill	39,681	39,681

Total assets	$767,272	$394,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,948	$52,609
Accrued compensation	27,948	22,009
Accrued royalties	4,914	5,245
Accrued and other liabilities	10,478	7,440
Current portion of deferred revenue	10,133	8,183

Total current liabilities	108,421	95,486
Long-term portion of deferred revenue	4,484	3,424
Convertible senior notes, net	275,881	—
Other liabilities	16,798	10,454

Total liabilities	405,584	109,364

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized, 70,417,174 and 68,556,392 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	413,516	383,379
Additional paid-in capital	217,654	145,900
Accumulated other comprehensive income (loss)	462	(476)
Accumulated deficit	(269,944)	(243,563)

Total shareholders’ equity	361,688	285,240

Total liabilities and shareholders’ equity	$767,272	$394,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$115,209	$100,081	$338,619	$288,031

Costs and operating expenses:
Cost of sales	56,791	51,669	169,442	147,450
Collaboration profit sharing	1,291	1,410	3,231	4,945
Research and development	23,541	18,558	69,279	54,857
Sales and marketing	23,913	19,788	70,873	58,019
General and administrative	13,069	9,490	41,076	28,865

Total costs and operating expenses	118,605	100,915	353,901	294,136

Loss from operations	(3,396)	(834)	(15,282)	(6,105)
Other income (expense):
Interest and other income, net	325	12	784	15
Interest expense	(3,640)	(34)	(9,003)	(106)
Foreign currency exchange loss and other, net	(258)	(178)	(1,015)	(452)

Other expense, net	(3,573)	(200)	(9,234)	(543)

Loss before income taxes	(6,969)	(1,034)	(24,516)	(6,648)

Provision for income taxes	(266)	(347)	(1,865)	(1,000)

Net loss	$(7,235)	$(1,381)	$(26,381)	$(7,648)

Basic net loss per share	$(0.10)	$(0.02)	$(0.38)	$(0.11)

Diluted net loss per share	$(0.10)	$(0.02)	$(0.38)	$(0.11)

Shares used in computing basic net loss per share	70,326	67,573	69,859	67,234

Shares used in computing diluted net loss per share	70,326	67,573	69,859	67,234

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(7,235)	$(1,381)	$(26,381)	$(7,648)
Other comprehensive income (loss), net of taxes of $0:

Change in unrealized gains and losses related to cash flow hedges:
Gain recognized in other comprehensive income, net	499	304	208	441

(Gain) loss reclassified from accumulated comprehensive income to the statement of operations, net	284	(141)	787	(238)

Change in unrealized gains and losses related to available-for-sale investments, net:
Gain (loss) recognized in other comprehensive income, net	(60)	10	(30)	10
(Gain) reclassified from accumulated comprehensive income to the statement of operations, net	—	—	(27)	—

Comprehensive loss	$(6,512)	$(1,208)	$(25,443)	$(7,435)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,381)	$(7,648)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,877	12,904
Amortization of intangible assets	2,775	4,278
Unrealized foreign exchange differences	1,107	307
Amortization of debt discount and transaction costs	6,147	—
Stock-based compensation expense	24,655	20,017
Changes in operating assets and liabilities:
Accounts receivable	(3,568)	3,216
Inventory	(25,223)	(30,044)
Prepaid expenses and other current assets	(5,544)	(6,799)
Other non-current assets	(22)	263
Accounts payable and other current and non-current liabilities	6,070	9,767
Accrued compensation	5,940	2,276
Deferred revenue	3,010	3,211

Net cash provided by operating activities	4,843	11,748

Cash flows from investing activities:
Capital expenditures	(37,323)	(31,005)
Payment for technology licenses	—	(1,125)
Cost of acquisitions, net	—	(3,571)
Proceeds from sales of marketable securities and investments	77,038	—
Proceeds from maturities of marketable securities and investments	66,148	—
Purchases of marketable securities and investments	(381,632)	(15,770)

Net cash used in investing activities	(275,769)	(51,471)

Cash flows from financing activities:

Net proceeds from the issuance of common shares and exercise of stock options	30,137	13,746
Proceeds from borrowings of convertible senior notes, net of issuance costs	335,789	—
Purchase of convertible note capped call hedge	(25,082)	—
Principal payments of notes payable	(139)	(828)

Net cash provided by financing activities	340,705	12,918

Effect of foreign exchange rate change on cash	(1,175)	(221)

Net increase (decrease) in cash and cash equivalents	68,604	(27,026)
Cash and cash equivalents at beginning of period	66,072	95,779

Cash and cash equivalents at end of period	$134,676	$68,753

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

The Condensed Consolidated Balance Sheet at September 30, 2014, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2014 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2013 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Within the Condensed Consolidated Balance Sheet, certain amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash, Cash Equivalents, Short-Term Investments and Investments

Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Interest and other income, net includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as cash equivalents, short-term investments or non-current investments based on each instrument’s underlying effective maturity date. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with effective maturities of 12 months or less are classified as short-term, and marketable debt securities with effective maturities greater than 12 months are classified as non-current. The Company’s marketable debt securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

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

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Derivative instruments and investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s derivative instruments consist of large financial institutions of high credit standing.

The Company’s main financial institution for banking operations held 74% and 55% of the Company’s cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 19% and 14% of total accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market value, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs, and spoilage are expensed as incurred, and not included in overhead. In addition, capitalized stock-based compensation expense of $1.3 million and $2.1 million was included in inventory as of September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the components of inventory (in thousands):

	September 30, 2014	December 31, 2013
Raw Materials	$34,537	$35,760
Work in Process	51,270	36,580
Finished Goods	42,449	31,526

Inventory	$128,256	$103,866

Revenue Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. No right of return exists for the Company’s products except in the case of damaged goods. The Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred, and included in cost of sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements. The Company sells service contracts for which revenue is deferred and recognized ratably over the contract period.

The Company may place an instrument at a customer site under a reagent rental agreement (“reagent rental agreement”). Under a reagent rental agreement, the Company retains title to the instrument and earns revenue for the usage of the instrument and related maintenance services through the amount charged for reagents and other disposables. Under a reagent rental agreement, a customer may commit to purchasing minimum quantities of reagents at stated prices over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of a reagent rental agreement as reagents and other disposables are shipped and all other revenue recognition criteria have been met. All revenue recognized from reagent rental agreements are included in reagent and disposable sales in Note 10, “Segment and Significant Concentrations.”

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

Revenue includes fees for technology licenses and research and development services, including research and development under grants and government sponsored research, royalties under license, and collaboration agreements. Fees for technology licenses are generally fully recognized only after the license period has commenced, the technology has been delivered, and no further involvement of the Company is required. When the Company has continuing involvement related to a technology license, revenue is recognized over the license term. Revenue related to research and development services is recognized as the related service is performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities, and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement, or based on the Company’s progress to completion and recoverability is reasonably assured. Royalties are typically based on licensees’ net sales of products that utilize the Company’s technology, and royalty revenues are recognized as earned in accordance with the contract terms when the royalties can be reliably measured and their collectability is reasonably assured, such as upon the receipt of a royalty statement from the customer. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options, employee stock purchases, restricted stock awards, restricted stock units, and shares issuable upon a potential conversion of the convertible senior notes that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. These anti-dilutive common stock equivalent shares totaled 10,262,000 and 5,520,000 for the three months ended September 30, 2014 and 2013, respectively, and 9,538,000 and 5,463,000 for the nine months ended September 30, 2014 and 2013, respectively.

The following summarizes the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:

Net loss	$(7,235)	$(1,381)	$(26,381)	$(7,648)

Basic weighted shares outstanding	70,326	67,573	69,859	67,234

Net loss per share	$(0.10)	$(0.02)	$(0.38)	$(0.11)

Diluted:

Net loss	$(7,235)	$(1,381)	$(26,381)	$(7,648)

Basic weighted shares outstanding	70,326	67,573	69,859	67,234
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—	—

Diluted weighted shares outstanding	70,326	67,573	69,859	67,234

Net loss per share	$(0.10)	$(0.02)	$(0.38)	$(0.11)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principal of ASU 2014-09 is to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective transition methods. The Company has not yet selected a transition method nor has it determined the potential effects on its consolidated financial statements.

2. Fair Value

The following tables summarize the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, foreign currency derivatives, and non-current investments) and financial liabilities (foreign currency derivatives, and contingent consideration) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

Balance as of September 30, 2014:
	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$92,883	$41,793	$—	$134,676

Short-term investments:
Asset-backed securities	—	47,063	—	47,063
Commercial paper	—	49,086	—	49,086
Corporate debt securities	—	43,046	—	43,046
Government agency securities	—	14,608	—	14,608
United States government securities	—	1,852	—	1,852
Other securities	—	9,203	—	9,203

Total short-term investments	—	164,858	—	164,858

Foreign currency derivatives	—	3,047	—	3,047

Investments:
Asset-backed securities	—	24,779	—	24,779
Corporate debt securities	—	22,530	—	22,530
Government agency securities	—	41,766	—	41,766
Other securities	—	2,507	—	2,507

Total investments	—	91,582	—	91,582

Total	$92,883	$301,280	$—	$394,163

Liabilities:
Foreign currency derivatives	$—	$2,721	$—	$2,721

Total	$—	$2,721	$—	$2,721

Balance as of December 31, 2013:
	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$64,772	$1,300	$—	$66,072

Short-term investments:
Commercial paper	—	5,448	—	5,448
Corporate debt securities	—	1,881	—	1,881
Government agency securities	—	1,508	—	1,508

Total short-term investments	—	8,837	—	8,837

Foreign currency derivatives	—	873	—	873

Investments:
Asset-backed securities	—	1,891	—	1,891
Corporate debt securities	—	1,975	—	1,975
Government agency securities	—	3,405	—	3,405
United States government securities	—	2,149	—	2,149
Other securities	—	400	—	400

Total investments	—	9,820	—	9,820

Total	$64,772	$20,830	$—	$85,602

Liabilities:
Foreign currency derivatives	$—	$1,555	$—	$1,555
Contingent consideration	—	—	310	310

Total	$—	$1,555	$310	$1,865

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

Balance as of September 30, 2014:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$342,413	$—	$342,413

Total	$—	$342,413	$—	$342,413

Balance as of December 31, 2013:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$—	$—	$—

Total	$—	$—	$—	$—

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits, and money market funds as these specific assets are liquid. Level 2 instruments are valued using the market approach which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 instruments include commercial paper, corporate debt securities, United States government securities, government agency securities, asset-backed securities, and other securities as similar or identical instruments can be found in active markets.

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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes in an over-the-counter market on September 30, 2014.

Level 3 liabilities, consisting of contingent consideration to be made in connection with the acquisition of a company in 2012 and an acquisition of certain assets in 2013, are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity.

3. Investments

The Company’s marketable securities as of September 30, 2014 were classified as available-for-sale securities, with changes in fair value recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period, effective maturity and realizability of the investment. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of September 30, 2014:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$47,060	$8	$(5)	$47,063
Commercial paper	83,859	23	—	83,882
Corporate debt securities	43,035	13	(3)	43,045
Government agency securities	21,607	1	(3)	21,605
United States government securities	1,847	5	—	1,852
Other securities	9,211	—	(7)	9,204
Amounts classified as cash equivalents	(41,791)	(3)	1	(41,793)

Total short-term investments	$164,828	$47	$(17)	$164,858

Investments:
Asset-backed securities	$24,792	$1	$(14)	$24,779
Corporate debt securities	22,539	5	(14)	22,530
Government agency securities	41,817	3	(53)	41,767
Other securities	2,509	—	(3)	2,506

Total investments	$91,657	$9	$(84)	$91,582

Balance as of December 31, 2013:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Commercial paper	$6,747	$1	$—	$6,748
Corporate debt securities	1,881	—	—	1,881
Government agency securities	1,506	2	—	1,508
Amounts classified as cash equivalents	(1,300)	—	—	(1,300)

Total short-term investments	$8,834	$3	$—	$8,837

Investments:
Asset-backed securities	$1,890	$1	$—	$1,891
Corporate debt securities	1,970	5	—	1,975
Government agency securities	3,405	1	(1)	3,405
United States government securities	2,145	4	—	2,149
Other securities	400	—	—	400

Total investments	$9,810	$11	$(1)	$9,820

For the nine months ended September 30, 2014, $143.2 million of proceeds from sales and maturities of marketable securities were collected while no proceeds were received for the nine months ended September 30, 2013. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Interest and other income, net” in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Gross realized gains	$—	$—	$27	$—
Gross realized losses	—	—	—	—

Realized gains, net	$—	$—	$27	$—

The fair value of the Company’s marketable securities with unrealized losses at September 30, 2014 and December 31, 2013, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at September 30, 2014:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Asset-backed securities	$36,072	$(19)	$—	$—	$36,072	$(19)
Corporate debt securities	28,611	(17)	—	—	28,611	(17)
Government agency securities	35,757	(56)	—	—	35,757	(56)
Other securities	11,309	(10)	—	—	11,309	(10)

Total	$111,749	$(102)	$—	$—	$111,749	$(102)

Balance at December 31, 2013:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Asset-backed securities	$600	$—	$—	$—	$600	$—
Corporate debt securities	1,180	—	—	—	1,180	—
Government agency securities	1,104	(1)	—	—	1,104	(1)
Other securities	200	—	—	—	200	—

Total	$3,084	$(1)	$—	$—	$3,084	$(1)

The Company has evaluated such securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, and other securities as of September 30, 2014 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2014 and December 31, 2013, by contractual maturity (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debt securities:
Mature in one year or less	$140,557	$140,588	$10,134	$10,137
Mature after one year through three years	157,719	157,645	9,810	9,820
Mature in more than three years	—	—	—	—

Total	$298,276	$298,233	$19,944	$19,957

4. Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to offset some of the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales and on certain existing assets and liabilities.

To help protect gross margins from fluctuations in foreign currency exchange rates, a portion of forecasted foreign currency revenue and expenses of certain of the Company’s subsidiaries are hedged. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue, cost of sales, and operating expenses generally up to twelve months.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in foreign currency exchange loss and other, net. Gains and losses related to derivatives that are designated as hedging instruments are recorded in the financial statement line item to which the derivative relates.

The Company had a net deferred gain associated with cash flow hedges of $0.3 million recorded in AOCI as of September 30, 2014. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of September 30, 2014 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange loss and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 30, 2014 and 2013.

Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange loss and other, net. During the three months ended September 30, 2014 and 2013, the Company recognized a gain of $1.7 million and a loss of $0.7 million, respectively, as a component of foreign currency exchange loss and other, net. During the nine months ended September 30, 2014 and 2013, the Company recognized a gain of $1.2 million and a loss of $0.1 million, respectively, as a component of foreign currency exchange loss and other, net. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $115.5 million and $96.6 million as of September 30, 2014 and December 31, 2013, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $33.2 million and $24.2 million as of September 30, 2014 and December 31, 2013, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$3,042	$5	$3,047
Derivative Liabilities (b):
Foreign exchange contracts	(2,712)	(9)	(2,721)

	December 31, 2013
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$782	$91	$873
Derivative Liabilities (b):
Foreign exchange contracts	(1,446)	(109)	(1,555)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended
	Gain Recognized in OCI - Effective Portion		Gain (Loss) Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2014	September 30, 2013	September 30, 2014 (a)	September 30, 2013 (b)	Location	September 30, 2014	September 30, 2013
Cash flow hedges:

Foreign exchange contracts	$499	$304	$(284)	$141	Foreign currency exchange gain (loss) and other	$(39)	$(12)

Total	$499	$304	$(284)	$141		$(39)	$(12)

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.1 million gain and a $0.4 million loss were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2014.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.1 million gain was recognized within sales within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2013.

	Nine Months Ended
	Gain Recognized in OCI - Effective Portion		Gain (Loss) Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2014	September 30, 2013	September 30, 2014 (a)	September 30, 2013 (b)	Location	September 30, 2014	September 30, 2013
Cash flow hedges:

Foreign exchange contracts	$208	$441	$(787)	$238	Foreign currency exchange gain (loss) and other	$(6)	$(10)

Total	$208	$441	$(787)	$238		$(6)	$(10)

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.9 million loss and a $0.1 million gain were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $0.9 million loss and a $1.1 million gain were recognized within sales and costs and operating expenses, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

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

The following table summarizes the recorded value and accumulated amortization of major classes of intangible assets (in thousands):

Balance, September 30, 2014:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,677	$(22,992)	$5,685
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(8,863)	6,885

	$53,038	$(40,468)	$12,570

Balance, December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$28,577	$(21,597)	$6,980
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	15,748	(7,483)	8,265

	$52,938	$(37,693)	$15,245

Amortization expense of intangible assets was $1.0 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $2.8 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2014, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2014 (remaining three months)	$918
2015	3,057
2016	2,452
2017	2,088
2018	2,004
Thereafter	2,051

Total expected future annual amortization	$12,570

6. Income Taxes

For the three and nine months ended September 30, 2014, the Company recorded an income tax provision of $0.3 million and $1.9 million, respectively, primarily related to ordinary tax expense of the Company’s foreign subsidiaries. For the three and nine months ended September 30, 2013, the Company recorded an income tax provision of $0.3 million and $1.0 million, respectively, primarily related to ordinary tax expense of the Company’s foreign subsidiaries, partially offset by a tax benefit for research and development tax credits associated with our French subsidiary.

The Company’s effective tax rate for the three and nine months ended September 30, 2014 and September 30, 2013 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, and losses in the United States federal and state jurisdictions for which no tax benefit is recorded. The Company’s effective tax rate increased in the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due to increased United States losses for the three and nine months ended September 30, 2014 for which no income tax benefit is recorded in the US federal and state tax jurisdictions, as well as to tax benefits recorded during 2013 for research and development tax credits in France for which the Company is no longer eligible during 2014.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company’s position is to record a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized. Based on all available objective evidence, the Company believes that it is more likely than not that the net United States deferred tax assets will not be fully realized. Accordingly, the Company continues to maintain a full valuation allowance on its United States deferred tax assets and will do so until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company’s 2000 through 2013 tax years generally remain open to examination by United States federal and most state tax authorities. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from 2008 to 2013.

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

As of September 30, 2014, the Notes are not yet convertible.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component, totaling $7.2 million, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $2.0 million, and were netted with the equity component in shareholders’ equity.

The Notes consist of the following as of September 30, 2014 (in thousands):

Liability component:
Principal	$345,000
Less: debt discount, net of amortization	(69,119)

Net carrying amount	$275,881

Equity component (a)	73,013

(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.0 million transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014

1.25% coupon	$1,113	$2,766
Amortization of debt issuance costs	115	265
Amortization of debt discount	2,390	5,881

	$3,618	$8,912

As of September 30, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible Senior Notes	$342,413	$275,881	$—	$—

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $65.10 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $78.61. The cost of the purchased capped calls of $25.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of our common stock of $44.03 on September 30, 2014, the if-converted value of the Notes was less than their respective principal amounts.

8. Commitments, Contingencies and Legal Matters

Purchase Commitments

The following table summarizes the Company’s purchase commitments at September 30, 2014 (in thousands):

Years Ending December 31,	Purchase Commitments
2014 (remaining three months)	$6,214
2015	4,962
2016	1,716
2017	1,716
2018	—
Thereafter	—

Total minimum payments	$14,608

Purchase commitments include purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s systems and reagents.

Legal Matters

In May 2005, the Company entered into a license agreement with Roche Molecular Systems, Inc. (“Roche”) that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated the Company’s license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying Unites States-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that the Company violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. The Company believes that it has not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable, and not infringed.

Management believes that it is reasonably possible that these legal proceedings could result in a material loss (i.e., the chance of the event occurring is more than remote but less than likely). However, given the nature of arbitration and the nature of the claims in this matter, the Company is unable to estimate the amount of such possible loss.

On August 21, 2012 the Company filed a lawsuit against Roche, and F. Hoffmann-La Roche Ltd, in the United States District Court for the Northern District of California (“the Court”), for a declaratory judgment of (a) invalidity, expiration, and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration, and non-infringement of United States Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed the Company’s suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The Court left open the possibility that the Company could re-file its case against the 155 Patent in the future. Management believes that the possibility that these legal proceedings will result in a material adverse effect on the Company’s business is remote.

On July 16, 2014 Roche filed a complaint in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. Management believes that the possibility that these legal proceedings will result in a material loss is remote.

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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$1,437	$461	$3,291	$1,842
Research and development	2,274	2,256	6,883	6,158
Sales and marketing	1,683	1,698	5,225	4,075
General and administrative	3,331	2,796	9,256	7,942

Total stock-based compensation expense	$8,725	$7,211	$24,655	$20,017

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	6,476	$26.70
Granted	1,389	$45.94
Exercised	(1,486)	$19.03
Forfeited	(158)	$35.71

Outstanding, September 30, 2014	6,221	$32.59	4.20	$74,224

Exercisable, September 30, 2014	3,408	$25.08	2.86	$64,587

Vested and expected to vest, September 30, 2014	5,973	$32.17	4.12	$73,579

The following table summarizes restricted stock plan activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2013	742	$34.13
Granted	313	45.89
Vested/Released	(262)	34.27
Cancelled	(55)	36.34

Outstanding, September 30, 2014	738	$38.90

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPTION SHARES:
Expected Term (in years)	4.40	4.42	4.40	4.41
Volatility	0.38	0.43	0.38	0.42
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	1.75%	1.55%	1.72%	0.83%
Estimated Forfeitures	6.75%	7.61%	6.75%	7.61%
Weighted Average Fair Value Per Share	$14.67	$13.27	$15.59	$13.93

ESPP SHARES:
Expected Term (in years)	1.23	1.25	1.24	1.25
Volatility	0.33	0.39	0.33	0.42
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.23%	0.20%	0.22%	0.19%
Weighted Average Fair Value Per Share	$11.37	$11.42	$12.12	$12.10

10. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes total sales by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales:
Systems and other sales	$19,125	$19,694	$66,672	$54,500
Reagent and disposable sales	96,084	80,387	271,947	233,531

Total sales	$115,209	$100,081	$338,619	$288,031

The following table summarizes sales in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales by market:
Clinical Systems	$17,033	$17,484	$62,652	$46,732
Clinical Reagents	90,123	74,367	256,289	212,188

Total Clinical	107,156	91,851	318,941	258,920
Non-Clinical	8,053	8,230	19,678	29,111

Total sales	$115,209	$100,081	$338,619	$288,031

The Company currently sells products through its direct sales force and through third-party distributors. No single customer or distributor accounted for more than 10% of total sales for the three or nine months ended September 30, 2014 and 2013.

The following table summarizes sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Geographic sales information:
North America
Clinical	$60,985	$51,659	$175,920	$153,729
Non-Clinical	6,891	7,083	16,366	25,937

Total North America	67,876	58,742	192,286	179,666

International
Clinical	$46,171	$40,192	$143,021	$105,191
Non-Clinical	1,162	1,147	3,312	3,174

Total International	47,333	41,339	146,333	108,365

Total sales	$115,209	$100,081	$338,619	$288,031

The Company recognized sales of $65.2 million and $58.4 million to United States customers for the three months ended September 30, 2014 and 2013, respectively, and $186.8 million and $173.0 million for the nine months ended September 30, 2014 and 2013, respectively. Other than the United States, no single country accounted for more than 10% of total sales for the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, the Company had long lived-assets (excluding intangible assets) of $90.4 million and $63.9 million, respectively, in the United States. As of September 30, 2014 and December 31, 2013, the Company had long-lived assets of $20.0 million and $21.0 million, respectively, located outside of the United States, which reside primarily in Sweden and countries in the European Monetary Union.

11. Subsequent Events

Effective October 1, 2014, the Company and Laboratory Supply Company (“LABSCO”) entered into a purchase agreement to terminate the Distribution Agreement by and between LABSCO and the Company, dated January 1, 2012, and purchase certain LABSCO assets related to Cepheid products distributed by LABSCO, including customer account information. In connection with the Purchase Agreement, Cepheid agreed to pay LABSCO (a) $18 million within one day of the effective date of the Purchase Agreement and (b) $3 million on or before January 31, 2015, subject to upward or downward adjustments of such amount relating to (i) the number of active Customers, (ii) the average gross margin per active Customer and (iii) the average number of Cepheid’s modules purchased by Customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; sales organization productivity; speed and extent of test menu expansion and utilization; improving gross margins; execution of manufacturing operations; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; our success in commercial test and commercial system sales and our ability to sell directly to the smaller hospital market and independent reference laboratory market; the performance and market acceptance of our new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; our ability to successfully introduce and sell products in the Clinical market other than healthcare associated infections; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and independent reference laboratory market; lengthy sales cycles in certain markets, including the HBDC program; long sales cycles and variability in systems placements and reagent pull-through in our HBDC program and pricing; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals and introduce new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; the product, geography and channel mix of our sales, each of which can affect our gross margins; our reliance on distributors in some regions to market, sell and support our products; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; cost of litigation, including settlement costs; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists;

•	commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•	notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•	full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “stat” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert CT/NG and Xpert MTB/RIF were made commercially available in the United States in 2013, Xpert HPV and Xpert Norovirus were made commercially available in international markets (e.g., all markets which recognize CE Mark) in April 2014, Xpert Carba-R was made commercially available in international markets in June 2014, and Xpert TV and Xpert Flu/RSV XC were made commercially available in international markets in September 2014.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we expect to focus key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•	Extend geographic reach. Our international sales and marketing operations are headquartered in France. As of September 30, 2014, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom (“UK”), and we have offices in Brazil, China, Dubai, India, Japan and Singapore. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis over the remainder of 2014 and beyond.

•	Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio. Our ongoing collaboration with the Foundation for Innovative New Diagnostics (“FIND”) is expected to broaden the menu of tests available to HBDC customers at special pricing considerations.

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

Recent Accounting Pronouncements

Refer to Note 1, “Organization and Summary of Significant Account Policies – Recent Accounting Pronouncements” for a discussion of new and recently adopted accounting guidance.

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2014 and 2013

Sales

The following table summarizes total sales by type (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Sales:
System and other sales	$19,125	$19,694	$(569)	-3%	$66,672	$54,500	$12,172	22%

Reagent and disposable sales	96,084	80,387	15,697	20%	271,947	233,531	38,416	16%

Total sales	$115,209	$100,081	$15,128	15%	$338,619	$288,031	$50,588	18%

The following table summarizes sales in the Clinical and Non-Clinical and Other markets (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Sales by market:
Clinical Systems	$17,033	$17,484	$(451)	-3%	$62,652	$46,732	$15,920	34%
Clinical Reagents	90,123	74,367	15,756	21%	256,289	212,188	44,101	21%

Total Clinical	107,156	91,851	15,305	17%	318,941	258,920	60,021	23%
Non-Clinical	8,053	8,230	(177)	-2%	19,678	29,111	(9,433)	-32%

Total sales	$115,209	$100,081	$15,128	15%	$338,619	$288,031	$50,588	18%

Total Clinical sales increased $15.3 million, or 17%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $60.0 million, or 23%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase in Clinical sales for the three month comparative period was due to 23% growth in Commercial Clinical revenue, driven by 25% growth in Xpert tests revenue, partially offset by a $1 million decline in HBDC revenue. Commercial Clinical revenue growth was driven by 24% growth in system revenue and 23% growth in reagent revenue, led by growth from our healthcare associated infection tests, Xpert CT/NG, Xpert MTB/RIF, and Xpert GBS. The increase in Clinical sales in the nine month comparative periods was due to 19% growth in Commercial Clinical revenue and 42% growth in HBDC revenue. Commercial Clinical revenue growth was driven by 21% growth in system revenue and 19% growth in reagent revenue, led by growth from Xpert CT/NG and our healthcare associated infection tests. Xpert Flu, Xpert GBS and Xpert MTB/RIF also contributed to growth.

Non-Clinical sales decreased $0.2 million, or 2%, for the three months ended September 30, 2014 as compared to the same period in the prior year and decreased $9.4 million, or 32%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. The decrease in Non-Clinical sales for the three month comparative period was primarily due to decreased sales of anthrax test cartridges under the USPS BDS program partially offset by an increase in contract, grant and research revenue. The decrease in Non-Clinical sales for the nine month comparative period was primarily due to decreased sales of anthrax test cartridges under the USPS BDS program and a decrease in contract, grant and research revenue.

The following table summarizes sales by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Geographic sales information:
North America
Clinical	$60,985	$51,659	$9,326	18%	$175,920	$153,729	$22,191	14%
Non-Clinical	6,891	7,083	(192)	-3%	16,366	25,937	(9,571)	-37%

Total North America	67,876	58,742	9,134	16%	192,286	179,666	12,620	7%

International
Clinical	46,171	40,192	5,979	15%	143,021	105,191	37,830	36%
Non-Clinical	1,162	1,147	15	1%	3,312	3,174	138	4%

Total International	47,333	41,339	5,994	14%	146,333	108,365	37,968	35%

Total sales	$115,209	$100,081	$15,128	15%	$338,619	$288,031	$50,588	18%

North American Clinical sales increased $9.3 million, or 18%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $22.2 million, or 14%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase in North American Clinical sales for both the three and nine month comparative periods was due to higher sales of Clinical Reagents driven by a growing installed base of GeneXpert systems and growing sales of Xpert tests. North American Non-Clinical sales decreased $0.2 million, or 3%, for the three months ended September 30, 2014 as compared to the same period in the prior year and decreased $9.6 million, or 37%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. The decrease in North American Non-Clinical sales for the three month comparative period was primarily due to decreased sales of anthrax test cartridges under the USPS BDS program partially offset by an increase in contract, grant and research revenue. The decrease in North American Non-Clinical sales for the nine month comparative period was primarily due to decreased sales of anthrax test cartridges under the USPS BDS program and a decrease in contract, grant and research revenue.

International sales, which primarily represent sales in Europe, China and South Africa, increased $6.0 million, or 14%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $38.0 million, or 35%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase for the three and nine month comparative periods was driven by higher sales of GeneXpert systems and higher Clinical Reagent sales. No single country outside of the United States represented more than 10% of our total sales in any period presented.

Costs and Operating Expenses

The following table summarizes costs and operating expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Costs and operating expenses:
Cost of sales	$56,791	$51,669	$5,122	10%	$169,442	$147,450	$21,992	15%
Collaboration profit sharing	1,291	1,410	(119)	-8%	3,231	4,945	(1,714)	-35%
Research and development	23,541	18,558	4,983	27%	69,279	54,857	14,422	26%
Sales and marketing	23,913	19,788	4,125	21%	70,873	58,019	12,854	22%
General and administrative	13,069	9,490	3,579	38%	41,076	28,865	12,211	42%

Total costs and operating expenses	$118,605	$100,915	$17,690	18%	$353,901	$294,136	$59,765	20%

Cost of Sales

Cost of sales consists of raw materials, direct labor, stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales, amortization of intangible assets related to technology licenses and acquired intangibles, depreciation expense and the United States medical device tax under the Affordable Care Act.

Cost of sales increased $5.1 million, or 10%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $22.0 million, or 15%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase in the three month comparative periods was attributable to increased shipments of our reagent products, partially offset by reduced manufacturing costs. The increase in the nine month comparative periods was attributable to increased shipments of our system and reagent products, partially offset by reduced manufacturing costs.

Our gross margin percentage was 50.7% and 48.4% for the three months ended September 30, 2014 and 2013, respectively, and 50.0% and 48.8% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the three-month comparative periods was attributable to reduced manufacturing costs and lower HBDC sales, which have lower gross margins. The increase in the nine-month comparative periods was attributable to reduced manufacturing costs partially offset by higher HBDC sales.

While we expect a trend of increasing gross margins over time, we also expect moderate fluctuations from quarter to quarter, depending on product, geography, channel and HBDC mix.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (“LIFE”) (acquired by Thermo Fisher Scientific) under our agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax test cartridge sales is shared equally between the two parties.

Collaboration profit sharing expense decreased $0.1 million, or 8%, for the three months ended September 30, 2014 as compared to the same period in the prior year and decreased $1.7 million, or 35%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. These decreases for the three and nine month comparative periods were due to the decrease in anthrax test cartridge sales under the USPS BDS program.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs and amortization and depreciation. Research and development expenses increased $5.0 million, or 27%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $14.4 million, or 26%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. These increases in both the three and nine month comparative periods were primarily due to higher clinical and beta trial costs, outside consulting services, costs of research and development materials and salaries and employee-related expenses including stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.1 million, or 21%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $12.9 million, or 22%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. These increases in both the three and nine month comparative periods were primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our direct sales force, including an increase in stock-based compensation expense and an increase in commissions due to higher revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, legal, accounting and other professional fees. General and administrative expenses increased $3.6 million, or 38%, for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $12.2 million, or 42%, for the nine months ended September 30, 2014 as compared to the same period in the prior year. These increases for both the three and nine month comparative periods were primarily due to higher salaries and employee-related expenses, including stock-based compensation expense and higher outside litigation expenses.

Other Income (Expense)

The following table summarizes other income (expense) (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change

Other Income (Expense)
Interest and other income, net	$325	$12	$313	$784	$15	$769
Interest expense	(3,640)	(34)	(3,606)	(9,003)	(106)	(8,897)
Foreign currency exchange loss and other, net	(258)	(178)	(80)	(1,015)	(452)	(563)

Other expense, net	$(3,573)	$(200)	$(3,373)	$(9,234)	$(543)	$(8,691)

Interest income and other income, net, primarily consists of returns from our investment portfolio. Interest income and other income, net, increased $0.3 million for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $0.8 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase for both the three and nine month comparative periods was due to the increase in investments following the issuance of our convertible senior notes in February 2014.

Interest expense increased $3.6 million for the three months ended September 30, 2014 as compared to the same period in the prior year and increased $8.9 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. Interest expense primarily consists of accretion of debt discount and coupon interests payable on our convertible senior notes, which were issued in February 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Nine Months Ended September 30,
	2014	2013	Increase/ (Decrease)
	(In thousands)
Net cash provided by operating activities	$4,843	$11,748	$(6,905)
Net cash used in investing activities	(275,769)	(51,471)	(224,298)
Net cash provided by financing activities	340,705	12,918	327,787

Net cash provided by operating activities was $4.8 million in the first nine months of 2014 and was primarily comprised of net loss and the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of debt discount and transaction costs, unrealized exchange differences, and amortization of intangible assets. The primary working capital uses of cash for the nine months ended September 30, 2014 were increases in inventory, prepaid expenses and other current assets and accounts receivable partially offset by increases in deferred revenue, accrued compensation and accounts payable and other current and non-current liabilities.

Net cash provided by operating activities was $11.7 million in the first nine months of 2013 and was primarily comprised of the net effect of cash provided by non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization expenses. The primary working capital uses of cash for the nine months ended September 30, 2013 were increases in inventory and prepaid expenses partially offset by decreases in accounts receivable and increases in accounts payable, other current liabilities, deferred revenue and accrued compensation.

Net cash used in investing activities was $275.8 million in the first nine months in 2014 and was primarily comprised of purchases of marketable securities and investments following the issuance of our convertible senior notes in February 2014, and investments and capital expenditures, partially offset by proceeds from the sale and maturity of marketable securities and investments.

Net cash used in investing activities was $51.5 million in the first nine months of 2013 and was primarily comprised of capital expenditures, purchases of marketable securities and investments, the cost of acquisitions and cash paid for a technology license.

Net cash provided by financing activities was $340.7 million in the first nine months of 2014 and was primarily comprised of net proceeds from the issuance of $345 million in principal amount of convertible senior notes and, to a lesser extent, the issuance of common shares and exercises of stock options, partially offset by the purchase of the capped call transaction for approximately $25.1 million.

Net cash provided by financing activities was $12.9 million in the first nine months of 2013 and was primarily comprised of net proceeds from the issuance of common shares and exercises of stock options.

Our sales, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of September 30, 2014, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Swedish krona, British pounds and South African rand. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional principal amounts of our outstanding derivative instruments designated as cash flow hedges are $115.5 million and $96.6 million as of September 30, 2014 and December 31, 2013, respectively. The notional principal amounts of our outstanding derivative instruments not designated as cash flow hedges was $33.2 million and $24.2 million as of September 30, 2014 and December 31, 2013, respectively.

Off-Balance-Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook

We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our new products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.9 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2014, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2014.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.1 million.

Foreign Currency Risk

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the nine months ended September 30, 2014 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. In our international operations, we pay payroll and other expenses in local currencies. In the nine months ended September 30, 2014 and 2013, international sales were 43% and 38%, respectively, of our total sales. Our international sales are predominantly in European countries, China and South Africa. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively, our unrealized loss by approximately $5.4 million at September 30, 2014 and our unrealized loss by approximately $3.5 million at December 31, 2013. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with Roche Molecular Systems, Inc. (“Roche”) that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that we appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. We believe that we have not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable, and not infringed.

We believe that it is reasonably possible that these legal proceedings could result in a material loss (i.e., the chance of the event occurring is more than remote but less than likely). However, given the nature of arbitration and the nature of the claims in this matter, we are unable to estimate the amount of such possible loss.

On August 21, 2012 we filed a lawsuit against Roche and F. Hoffmann-La Roche Ltd, in the United States District Court for the Northern District of California (“the Court”), for a declaratory judgment of (a) invalidity, expiration, and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration, and non-infringement of United States Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed our suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The Court left open the possibility that we could re-file our case against the 155 Patent in the future. We believe that the possibility that these legal proceedings will result in a material adverse effect on our business is remote.

On July 16, 2014 Roche filed a complaint in the Court, alleging that our Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, we filed our answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. We believe that the possibility that these legal proceedings will result in a material loss is remote.

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

We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the nine months ended September 30, 2014, we had a net loss of $26.4 million, and in 2013 and 2012 we experienced a net loss of $18.0 million and $20.0 million, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $269.9 million. We do not expect to be profitable for fiscal 2014 and our ability to be profitable in the future will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to sell directly to the smaller hospital (hospitals with less than 150 beds) and independent reference laboratory markets, our ability to secure regulatory approval of additional GeneXpert tests, our ability to continue to grow sales of our healthcare associated infection and other tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC sales program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations; our ability to improve manufacturing efficiencies, including improvements in our scale-up manufacturing activities; our ability to manage our inventory levels; third-party freight costs; the continued progress of our research and development of potential products; the ability to gain FDA regulatory and international regulatory clearance for our new products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; and the prices at which we are able to sell our GeneXpert systems and tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future United States federal government budgetary negotiations, and variability and timing of orders. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale-up and restructuring activities. Additionally, in July 2014, we began to self-insure for a portion of employee health insurance coverage and we estimate the liabilities associated with the risks retained by us, in part, by considering actuarial assumptions which, by their nature, are subject to a high degree of variability. If the number or severity of claims for which we are self-insured increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results may be affected. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. Strategic purchases of components are necessary for our business. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, during 2012 and early 2013 we experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty and concerns over potential future United States budgetary issues. We cannot be assured that our suppliers will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.

The sales cycles for our systems can be lengthy, particularly during uncertain economic and political conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions and any purchases can require many levels of pre-approval. Additionally, because we are only beginning to sell directly to independent reference laboratories, the sales cycle to independent reference laboratories may be unpredictable for a period of time. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both amount and timing due to the political process, including the United States federal governmental budgetary pressures. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations and, accordingly, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes, the result of which is that the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance process usually takes from three to four months from submission but can take longer. The PMA process is much more costly, lengthy and uncertain, and generally takes from six months to one year or longer from submission. Clinical trials are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes in the United States, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. We are planning clinical trials for other proposed products. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, (“CDRH”), issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. We continue to monitor the CDRH’s implementation of its plan of action and analyze how its decisions will impact the approval of our products. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted.

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

The federal medical device tax by the United States government could adversely affect our business, profitability and stock price.

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

Our HBDC program exposes us to risks that are additional and different from the risks associated with our commercial operations, including among other things:

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

An increase in variable and unpredictable operating results and/or an adverse development relating to one or more of these risks could negatively impact our business, results of operations and financial condition. Additionally, our HBDC program facilitates the expansion of our commercial operations into additional geographic locations and, to the extent that our HBDC program is ineffective as a result of one or more of these risks, the international expansion of our commercial operations could suffer.

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

In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. For example, in 2012, we acquired one of our plastic molders and, in 2013, we acquired distributors in two of our international locations. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits of such acquisitions or investments, including our recent acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate companies, assets, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the downgrade of United States sovereign debt and monetary and international financial uncertainties. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

If certain of our products fail to obtain an adequate level of reimbursement from third-party payers, our ability to sell products in the Clinical market would be harmed.

Our ability to sell our products in the Clinical market will depend in part on the extent to which reimbursement for tests using our products will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. There are efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various means and the continuous growth of managed care, together with efforts to reform the healthcare delivery system in the United States and Europe, has increased pressure on healthcare providers and participants in the healthcare industry to reduce costs. Consolidation among healthcare providers and other participants in the healthcare industry has resulted in fewer, more powerful healthcare groups, whose purchasing power gives them cost containment leverage. Additionally, third-party payers are increasingly challenging the price of medical products and services. Furthermore, we are unable to predict what effect the current or future healthcare reform will have on our business, or the effect these matters will have on our customers. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and whether adequate third-party coverage will be available.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (acquired by Thermo Fisher Scientific) and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott, Becton Dickinson, Qiagen, Hologic, Luminex, Meridian, bio Merieux, and Quidel sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

We have a relatively small sales force compared to some of our competitors. Further, we recently consolidated our global commercial operations under a single executive to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. Our former Executive Vice President, International Commercial Operations, who joined us in June 2014, transitioned into the new role of Executive Vice President, Worldwide Commercial Operations in October 2014, where he will be responsible for his prior duties and for our North American commercial operations, including the planned expansion of our U.S. sales organization. Our former Executive Vice President, North American Commercial Operations transitioned out of the Company in October 2014.

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

If any of our distribution agreements are terminated or if we elect to distribute new products directly, we will have to invest in additional sales resources, including additional field sales personnel, which would increase future selling, general and administrative expenses. For example, in October 2014, we terminated our distribution agreement with the Laboratory Supply Company and transitioned the smaller hospital market from a distributor sales model to a direct sales model. As a result, we will have to invest in additional sales resources to sell directly to the smaller hospital market and are exposed to risks as a result of transitioning a territory or market from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers or hiring appropriately trained personnel, any of which could result in lower revenues than we previously received from our distributor in that territory.

If we desire to enter into other distribution arrangements, we may not be able to enter into new distribution agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution agreements or fail to successfully market our products, our product sales may decrease.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the United States Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

The United States Government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third party if we fail to achieve practical application of the intellectual property.

Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the United States federal government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. At least one of our technology license agreements contains a provision recognizing these government rights.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights and thereby impair our ability to compete.

We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. For example, in August 2012, we initiated a legal proceeding in the United States District Court for the Northern District of California requesting such court to find that we do not infringe certain patents held by Roche. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us.

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

Our international operations subject us to additional risks and costs.

We conduct operations on a global basis. These operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations, including United States laws such as the Foreign Corrupt Practices Act and local laws that prohibit bribes and certain payments to governmental officials such as the UK Bribery Act 2010, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, and export requirements;

•	increased regulatory risk, including additional regulatory requirements different or more stringent than those in the United States;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	exposure to risks associated with sovereign debt uncertainties in Europe and other foreign countries;

•	difficulties in collecting accounts receivable or longer payment cycles;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•	business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability and outbreak of military hostilities.

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

Additionally, our continued expansion into less developed countries in connection with our HBDC program, which may have less political, social or economic stability and less developed infrastructure and legal systems, heightens the exposure of the risks set forth above. An adverse development relating to one or more of these risks, or any other risks associated with our operations in less developed countries, could adversely affect our ability to conduct and expand our business, which could negatively impact our business, results of operations and financial condition.

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

We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

We plan to make substantial investments of both time and money as part of our continued and existing expansion into new geographic markets. When we expand into new geographic markets, we incur set up costs for new personnel, facilities, travel, inventory and related expenses in advance of securing new customer contracts. We may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements including additional regulatory filing and approval requirements for our products, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that we will face increased competition in any new markets as other companies attempt to take advantage of the new market opportunities, and any such competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results. Further, even if our geographic expansion is successful, failure to effectively manage our growth in a cost-effective manner could result in declines in customer satisfaction, increased costs or disruption of our operations.

The nature of some of our products may also subject us to export control regulation by the United States Department of State and the Department of Commerce. Violations of these regulations can result in monetary penalties and denial of export privileges.

Our sales to customers outside the United States are subject to government export regulations that require us to obtain licenses to export such products. If the United States government was to amend its export control regulations, such amendments could create uncertainty in our industry, result in increased costs of compliance, and further restrict our ability to sell our products abroad. In particular, we are required to obtain a new license for each purchase order of our biothreat products that are exported outside the United States. Delays or denial of the grant of any required license, or changes to the regulations that make such delays or denials more likely or frequent, could make it difficult to make sales to foreign customers and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

We may face issues in connection with our implementation of an enterprise resource planning (or ERP) system.

In order to support our growth, we are currently in the process of implementing an enterprise resource planning, or ERP, system. This is a lengthy and expensive process. We have incurred and expect to continue to incur additional expenses in connection with our implementation of an ERP system. Our anticipated ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. If we are unable to successfully plan, design or implement the new ERP system, it could have a material adverse effect on our financial position, results of operations and cash flows. There are many costs and risks associated with ERP system implementation, including:

•	inability to fill customer orders accurately and on a timely basis, or at all;

•	inability to process payments to vendors accurately and in a timely manner;

•	disruption of our internal control structure;

•	inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner;

•	increased demands on management and staff time to the detriment of other corporate initiatives; and

•	significant capital and operating expenditures.

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

Though we completed a sale of $345 million of convertible senior notes in February 2014, we may in the future need to obtain additional equity or debt financing to respond to business challenges or acquire complementary businesses and technologies. Any additional equity or debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. In addition, these securities may be sold at a discount from the market price of our common stock and may include rights, preferences or privileges senior to those of our common stock. If additional equity or debt financing is needed and we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success for our products because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaborations;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by other companies and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources; and

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.

Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected.

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

In the ordinary course of our business, we enter into collaborative arrangements to develop new products or to pursue new markets. These collaborations may not result in the development of products that achieve commercial success, and these collaborations could be terminated prior to developing any products. In addition, our collaboration partners may not necessarily purchase the volume of products that we expect. Accordingly, we cannot be assured that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional revenues in the future.

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

We are subject to laws and regulations affecting our domestic and international operations in a number of areas. Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and The NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these laws, regulations and similar requirements can be onerous and inconsistent from jurisdiction to jurisdiction, which has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting, legal and compliance costs. Any such costs, that may arise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services more expensive to our customers, delay the introduction of new products in one or more regions or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

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

The conversion of some or all of our Notes may dilute the ownership interest of existing shareholders to the extent we deliver shares of common stock upon conversion. Holders of the outstanding Notes will be able to convert them only upon the satisfaction of certain conditions prior to August 1, 2020. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect the trading price of our common stock.

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

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The Notes contain a conditional conversion feature, which, if triggered, may adversely affect our financial condition and operating results.

The Notes contain a conditional conversion feature. If such feature is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than non-current liability, which would result in a material reduction of our net working capital.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the nine months ended September 30, 2014, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $37.64 to $55.41 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1*	Purchase Agreement, dated as of September 30, 2014, between Cepheid and Laboratory Supply Company					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements					X

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing, and are filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 4 day of November 2014.

CEPHEID
(Registrant)

/s/ John L. Bishop
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Miller
Andrew D. Miller
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Purchase Agreement, dated as of September 30, 2014, between Cepheid and Laboratory Supply Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing, and are filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.