Form 10-Q
period 2015-03-31
CEPHEID
filed 2015-05-07
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 23, 2015 there were 71,785,808 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2015

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,626	$96,663
Short-term investments	200,894	196,729
Accounts receivable, less allowance for doubtful accounts of $241 as of March 31, 2015 and $237 as of December 31, 2014	74,719	68,809
Inventory, net	140,761	132,635
Prepaid expenses and other current assets	29,120	24,274

Total current assets	555,120	519,110
Property and equipment, net	119,009	115,765
Investments	62,798	79,731
Other non-current assets	7,911	7,847
Intangible assets, net	29,341	31,440
Goodwill	39,681	39,681

Total assets	$813,860	$793,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,753	$50,435
Accrued compensation	24,984	33,760
Accrued royalties	4,375	5,443
Accrued and other liabilities	33,285	34,761
Current portion of deferred revenue	13,633	13,447

Total current liabilities	132,030	137,846
Long-term portion of deferred revenue	4,687	4,532
Convertible senior notes, net	280,581	278,213
Other liabilities	20,126	18,768

Total liabilities	437,424	439,359

Commitments and contingencies (Note 8)
Shareholders’ equity:

Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized, 71,532,845 and 70,904,388 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	435,798	422,151
Additional paid-in capital	233,103	225,529
Accumulated other comprehensive income, net	341	247
Accumulated deficit	(292,806)	(293,712)

Total shareholders’ equity	376,436	354,215

Total liabilities and shareholders’ equity	$813,860	$793,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$132,637	$106,907
Costs and operating expenses:
Cost of sales	61,201	53,083
Collaboration profit sharing	1,267	1,291
Research and development	23,986	21,740
Sales and marketing	25,936	23,458
General and administrative	15,642	13,667

Total costs and operating expenses	128,032	113,239

Income (loss) from operations	4,605	(6,332)
Other income (expense):
Interest income	373	153
Interest expense	(3,603)	(1,862)
Foreign currency exchange loss and other, net	(945)	(582)

Other expense, net	(4,175)	(2,291)

Income (loss) before income taxes	430	(8,623)
Benefit from (provision for) income taxes	476	(680)

Net income (loss)	$906	$(9,303)

Basic net income (loss) per share	$0.01	$(0.13)

Diluted net income (loss) per share	$0.01	$(0.13)

Shares used in computing basic net income (loss) per share	71,262	69,272

Shares used in computing diluted net income (loss) per share	73,189	69,272

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$906	$(9,303)
Other comprehensive income (loss), before tax:

Change in unrealized gains and losses related to cash flow hedges:
Gain recognized in accumulated comprehensive income	404	180

Loss reclassified from accumulated comprehensive income to the statement of operations	23	274

Change in unrealized gains and losses related to available-for-sale investments:
Gain (loss) recognized in accumulated comprehensive income	142	(60)

Gain reclassified from accumulated comprehensive income to the statement of operations	—	(2)

Other comprehensive income (loss), before tax	569	392
Income tax expense related to items of accumulated comprehensive income, net	(475)	—

Comprehensive income (loss)	$1,000	$(8,911)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$906	$(9,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,045	4,977
Amortization of intangible assets	1,673	919
Unrealized foreign exchange differences	1,455	(52)
Amortization of debt discount and transaction costs	2,502	1,257
Stock-based compensation expense	7,557	6,782
Excess tax benefits from stock-based compensation expense	(53)	—
Loss on the disposal of property, equipment and intangible assets	142	—
Changes in operating assets and liabilities:
Accounts receivable	(5,910)	(4,400)
Inventory	(8,160)	(15,270)
Prepaid expenses and other current assets	(2,299)	(5,842)
Other non-current assets	(197)	122
Accounts payable and other current and non-current liabilities	5,512	3,470
Accrued compensation	(8,776)	(1,595)
Deferred revenue	341	2,079

Net cash provided by (used in) operating activities	738	(16,856)
Cash flows from investing activities:
Capital expenditures	(9,989)	(8,762)
Cost of acquisitions, net	(3,000)	—
Proceeds from sale of an intangible asset	339	—
Proceeds from sales of marketable securities and investments	13,303	18,788
Proceeds from maturities of marketable securities and investments	61,774	4,650
Purchases of marketable securities and investments	(62,494)	(259,553)
Transfer from restricted cash	31	—

Net cash used in investing activities	(36)	(244,877)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	13,804	21,631
Excess tax benefits from stock-based compensation expense	53	—
Proceeds from borrowings of convertible senior notes, net of issuance costs	—	335,789
Purchase of convertible note capped call hedge	—	(25,082)
Principal payment of notes payable	(39)	(48)

Net cash provided by financing activities	13,818	332,290
Effect of foreign exchange rate change on cash and cash equivalents	(1,557)	89

Net increase in cash and cash equivalents	12,963	70,646
Cash and cash equivalents at beginning of period	96,663	66,072

Cash and cash equivalents at end of period	$109,626	$136,718

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

The Condensed Consolidated Balance Sheet at March 31, 2015, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2015 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash, Cash Equivalents, Restricted Cash, Short-Term Investments and Non-Current Investments

Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.

Restricted cash consists of cash contractually restricted for use to develop the Xpert Ebola test in accordance with the Company’s agreements with the Bill and Melinda Gates Foundation (“BMFG”) and the National Philanthropic trust (“NPT”). At March 31, 2015 and December 31, 2014, prepaid expense and other current assets included $1.8 million and $1.9 million of restricted cash, respectively.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as cash equivalents, short-term investments or non-current investments based on each instrument’s underlying effective maturity date. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with effective maturities of 12 months or less are classified as short-term, and marketable debt securities with effective maturities greater than 12 months are classified as non-current. The Company’s marketable debt securities are carried at fair value, with the unrealized gains and losses reported within accumulated other comprehensive income (loss), a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

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

The Company’s main financial institution for banking operations held 54% and 58% of the Company’s cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 20% and 26% of total accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

The Company currently sells products through its direct sales force and third-party distributors. There were no direct customers that accounted for 10% or more of total revenue for the three months ended March 31, 2015 and 2014. No single country outside of the United States represented more than 10% of the Company’s total revenue in any period presented.

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

The components of inventories were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw Materials	$43,223	$36,287
Work in Process	45,179	51,691
Finished Goods	52,359	44,657

Inventory	$140,761	$132,635

In addition, capitalized stock-based compensation expense of $1.5 million and $1.6 million were included in inventory as of March 31, 2015 and December 31, 2014, respectively

Revenue Recognition

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

The Company may place an instrument at a customer site under a reagent rental. Under a reagent rental, the Company retains title to the instrument and earns revenue for the usage of the instrument and related maintenance services through the amount charged for reagents and other disposables. Under a reagent rental, a customer may commit to purchasing minimum quantities of reagents at stated prices over a defined contract term, which is typically between three to five years. Revenue is recognized over the term of a reagent rental as reagents and other disposables are shipped and all other revenue recognition criteria have been met. All revenue recognized from reagent rentals is included in reagent and disposable sales in Note 11, “Segment and Significant Concentrations”.

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

Revenue includes fees for research and development services, including research and development under grants and government sponsored research and collaboration agreements. Revenue and profit under cost-plus service contracts are recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Advance payments received in excess of amounts earned, such as funds received in advance of products to be delivered or services to be performed, are classified as deferred revenue until earned.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes using the treasury stock method. In loss periods, the earnings per share calculation excludes all common equivalent shares because their inclusion would be antidilutive. Anti-dilutive common equivalent shares totaled 6,477,000 and 8,129,000 for the three months ended March 31, 2015 and 2014, respectively.

The following summarizes the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income (loss)	$906	$(9,303)

Basic weighted shares outstanding	71,262	69,272

Net income (loss) per share	$0.01	$(0.13)

Diluted:
Net income (loss)	$906	$(9,303)
Basic weighted shares outstanding	71,262	69,272
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	1,927	—

Diluted weighted shares outstanding	73,189	69,272

Net income (loss) per share	$0.01	$(0.13)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principal of ASU 2014-09 is to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective transition methods. The Company has not yet selected a transition method nor has it determined the potential effects on its consolidated financial statements. In April 2015, the FASB proposed delaying the effective date of the new guidance by one additional year.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends limited sections within ASC Subtopic 835-30. The amendments in the new guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The effective date will be the first quarter of fiscal year 2016 and early adoption is permitted. The new guidance must be applied retrospectively to all prior periods presented in the financial statements. The Company has not yet determined if the guidance will be adopted earlier than the required effective date. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, non-current investments and foreign currency derivatives) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

Balance as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,230	$33,396	$—	$109,626

Short-term investments:
Asset-backed securities	—	48,894	—	48,894
Corporate debt securities	—	72,833	—	72,833
Commercial Paper	—	34,878	—	34,878
Government agency securities	—	32,583	—	32,583
Other securities	—	11,706	—	11,706

Total short-term investments	—	200,894	—	200,894

Foreign currency derivatives	—	6,342	—	6,342

Investments:
Asset-backed securities	—	4,797	—	4,797
Corporate debt securities	—	29,778	—	29,778
Government agency securities	—	23,002	—	23,002
Other securities	—	5,221	—	5,221

Total investments	—	62,798	—	62,798

Total	$76,230	$303,430	$—	$379,660

Liabilities:
Foreign currency derivatives	$—	$5,964	$—	$5,964

Total	$—	$5,964	$—	$5,964

Balance as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,065	$20,598	$—	$96,663

Short-term investments:
Asset-backed securities		52,220		52,220
Corporate debt securities	—	64,202	—	64,202
Commercial paper	—	56,096	—	56,096
Government agency securities		15,003		15,003
Other securities	—	9,208	—	9,208

Total short-term investments	—	196,729	—	196,729

Foreign currency derivatives	—	3,887	—	3,887

Investments:
Asset-backed securities	—	12,713	—	12,713
Corporate debt securities	—	22,679	—	22,679
Government agency securities	—	39,532	—	39,532
Other securities	—	4,807	—	4,807

Total investments	—	79,731	—	79,731

Total	$76,065	$300,945	$—	$377,010

Liabilities:
Foreign currency derivatives	$—	$3,812	$—	$3,812

Total	$—	$3,812	$—	$3,812

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

Balance as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$383,495	$—	$383,495

Total	$—	$383,495	$—	$383,495

Balance as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$382,232	$—	$382,232

Total	$—	$382,232	$—	$382,232

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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes on March 31, 2015.

Level 3 assets and liabilities are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity. The Company had no level 3 financial assets as of March 31, 2015 and December 31, 2014.

3. Investments

The Company’s marketable securities as of March 31, 2015, were classified as available-for-sale securities, with changes in fair value recognized in accumulated other comprehensive income, net, a component of shareholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of March 31, 2015:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$48,909	$1	$(16)	$48,894
Commercial paper	68,256	18	—	68,274
Corporate debt securities	72,839	10	(16)	72,833
Government agency securities	32,574	11	(2)	32,583
Other securities	11,705	1	—	11,706
Amounts classified as cash equivalents	(33,392)	(4)	—	(33,396)

Total short-term investments	$200,891	$37	$(34)	$200,894

Investments:
Asset-backed securities	$4,800	$—	$(3)	$4,797
Corporate debt securities	29,781	8	(11)	29,778
Government agency securities	23,002	6	(6)	23,002
Other securities	5,225	—	(4)	5,221

Total investments	$62,808	$14	$(24)	$62,798

Balance as of December 31, 2014:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,240	$3	$(23)	$52,220
Commercial paper	76,683	12	—	76,695
Corporate debt securities	64,244	2	(45)	64,201
Government agency securities	15,000	3	—	15,003
Other securities	9,206	2	—	9,208
Amounts classified as cash equivalents	(20,598)	—	—	(20,598)

Total short-term investments	$196,775	$22	$(68)	$196,729

Investments:
Asset-backed securities	$12,724	$—	$(12)	$12,712
Corporate debt securities	22,709	—	(29)	22,680
Government agency securities	39,583	—	(51)	39,532
Other securities	4,815	—	(8)	4,807

Total investments	$79,831	$—	$(100)	$79,731

For the three months ended March 31, 2015 and 2014, $13.3 million and $18.8 million, respectively, of proceeds from sales of marketable securities were collected. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Interest income” in the Condensed Consolidated Statements of Operations, were for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross realized gains	$—	$2
Gross realized losses	—	—

Realized gains, net	$—	$2

The fair value of the Company’s marketable securities with unrealized losses at March 31, 2015 and December 31, 2014, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at March 31, 2015:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$45,493	$(16)	$6,117	$(3)	$51,610	$(19)
Corporate debt securities	52,837	(24)	6,300	(3)	59,137	(27)
Government agency securities	25,994	(8)	—	—	25,994	(8)
Other securities	5,221	(4)	—	—	5,221	(4)

Total	$129,545	$(52)	$12,417	$(6)	$141,962	$(58)

Balance at December 31, 2014:

	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$54,580	$(35)	$—	$—	$54,580	$(35)
Corporate debt securities	79,360	(74)	—	—	79,360	(74)
Government agency securities	39,532	(51)	—	—	39,532	(51)
Other securities	4,807	(8)	—	—	4,807	(8)

Total	$178,279	$(168)	$—	$—	$178,279	$(168)

The Company has evaluated such securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, and other securities as of March 31, 2015, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2015 and December 31, 2014, by contractual maturity (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities:
Mature in one year or less	$165,803	$165,820	$150,133	$150,105
Mature after one year through three years	120,358	120,343	135,675	135,566
Mature in more than three years	10,930	10,925	11,396	11,387

Total debt securities	297,091	297,088	297,204	297,058
Securities with no contractual maturity	—	—	—	—

Total	$297,091	$297,088	$297,204	$297,058

4. Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The Company may enter into foreign currency forward contracts generally up to twelve months to offset some of the foreign exchange risk on expected future cash flows on certain forecasted revenue, cost of sales, operating expenses and on certain existing assets and liabilities.

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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss (“AOCI”), a separate component of shareholders’ equity and subsequently reclassifies these amounts into earnings within the same financial statement line item as the hedged item in the period during which the hedged transaction is realized. The ineffective portions of cash flow hedges are recorded in foreign currency exchange loss and other, net.

The Company had a net deferred gain of $0.4 million and $0.2 million associated with cash flow hedges recorded in AOCI as of March 31, 2015 and December 31, 2014, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of March 31, 2015 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange loss and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2015 and 2014.

Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange loss and other, net. During the three months ended March 31, 2015 and 2014, the Company recognized a gain of $2.0 million and a loss of $0.3 million, respectively, as a component of foreign currency exchange loss and other, net. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $154.1 million and $117.2 million as of March 31, 2015 and December 31, 2014, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $38.4 million and $30.4 million as of March 31, 2015 and December 31, 2014, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$6,335	$7	$6,342
Derivative Liabilities (b):
Foreign exchange contracts	(5,678)	(286)	(5,964)

	December 31, 2014
	Fair Value of Derivates Designated as Hedge Instruments	Fair Value of Derivates Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$3,887	$—	$3,887
Derivative Liabilities (b):
Foreign exchange contracts	(3,685)	(127)	(3,812)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	Gain Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 31, 2015	March 31, 2014	March 31, 2015 (a)	March 31, 2014 (b)	Location	March 31, 2015	March 31, 2014
Cash flow hedges:
Foreign exchange contracts	$404	$180	$(23)	$(274)	Foreign currency exchange loss and other, net	$(86)	$—

Total	$404	$180	$(23)	$(274)		$(86)	$—

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $2.3 million loss within costs and operating expenses and a $2.3 million gain within revenue, respectively, were recognized within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.5 million loss within costs and operating expenses and a $0.2 million gain within revenue, respectively, were recognized within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

5. Intangible Assets

Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 15 years, on a straight-line basis. Amortization of intangible assets is primarily included in cost of sales, research and development and sales and marketing in the Condensed Consolidated Statements of Operations.

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, March 31, 2015
Licenses	$13,594	$(8,937)	$4,657
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(11,165)	24,684

	$58,056	$(28,715)	$29,341

Balance, December 31, 2014
Licenses	$13,594	$(8,477)	$5,117
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	36,582	(10,259)	26,323

	$58,789	$(27,349)	$31,440

Intangible asset amortization expense was $1.7 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2015, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense
2015 (remaining nine months)	$4,651
2016	5,745
2017	5,384
2018	5,301
2019	3,781
Thereafter	4,479

Total expected future annual amortization	$29,341

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

The Company acquired certain intangible assets from a distributor in the United States on October 1, 2014 in order to directly serve the smaller hospital market. The total purchase price for this transaction was $21.0 million, of which $18.0 million was paid in cash in 2014, and $3.0 million was retained subject to certain final price adjustments. The retained amount was recorded in “Accrued and other liabilities” in the Balance Sheet at December 31, 2014 and was paid in full in January 2015. The Company accounted for the transaction as an asset acquisition and recorded two intangible assets: re-acquired exclusive distribution rights, and re-acquired distribution rights and customer relationships of $0.9 million and $19.9 million, respectively. The remaining $0.2 million was recorded as settlement for pre-existing relationships in the statements of operations in 2014.

For the asset acquisition completed in 2014, re-acquired exclusive distribution rights were assigned a useful life of 3 months, and re-acquired distribution rights and customer relationships assets were assigned a useful life of 6 years beginning from January 1, 2015.

7. Income Taxes

For the three months ended March 31, 2015, the Company recorded an income tax benefit of $0.5 million, comprised primarily of ordinary tax benefit of the Company’s foreign subsidiaries, and the tax effect of items in accumulated other comprehensive income. For the three months ended March 31, 2014, the Company recorded an income tax provision of $0.7 million, primarily related to ordinary tax expense of the Company’s foreign subsidiaries.

The Company’s effective tax rate for the three months ended March 31, 2015 and March 31, 2014 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, as well as income or loss in the United States federal and state jurisdictions for which no tax expense or benefit is recorded. The difference in the effective tax rate for the three months ended March 31, 2015 and March 31, 2014 is primarily due to increased United States income for the three months ended March 31, 2015, for which no income tax expense is recorded in the United States federal and state tax jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In 2015 and 2014, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of March 31, 2015 and December 31, 2014, the Company had not accrued significant interest or penalties.

8. Convertible Senior Notes

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

As of March 31, 2015, the Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Liability component:
Principal	345,000	345,000
Less: debt discount, net of amortization	(64,419)	(66,787)

Net carrying amount	280,581	278,213
Equity component (a)	73,013	73,013

(a)	Recorded in the condensed consolidated balance sheets within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended March 31, 2015	Three months ended March 31, 2014
1.25% coupon	$1,078	$575
Amortization of debt issuance costs	134	50
Amortization of debt discount	2,368	1,207

	3,580	1,832

As of March 31, 2015 and December 31, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$383,495	$280,581	$382,232	$278,213

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

Based on the closing price of our common stock of $56.90 on March 31, 2015, the if-converted value of the Notes was less than their respective principal amounts.

9. Commitments, Contingencies and Legal Matters

Purchase Commitments

The following table summarizes the Company’s purchase commitments at March 31, 2015 (in thousands):

Years Ending December 31,	Purchase Commitments
2015 (remaining nine months)	$32,909
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total minimum payments	$32,909

Purchase commitments include non-cancellable purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s systems and reagents.

Legal Matters

In May 2005, the Company entered into a license agreement with F. Hoffman-La Roche Ltd. and Roche Molecular Systems, Inc. (“Roche”) that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated the Company’s license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that the Company violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. The Company believes that it has not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable, and not infringed.

Based on its ongoing evaluation of the facts and circumstances of the case, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss in the fourth quarter of 2014, which was included in accrued and other liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2015, there was no change in the Company’s best estimate. However, given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that the Company may incur an additional material charge, but an estimate of such a charge cannot be made at this time. The Company continues to strongly dispute Roche’s claims and intends to vigorously defend against them.

On August 21, 2012 the Company filed a lawsuit against Roche in the United States District Court for the Northern District of California (“the Court”), for a declaratory judgment of (a) invalidity, expiration, and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration and non-infringement of United States Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed the Company’s suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of the Company’s case. The Court left open the possibility that the Company could re-file its case against the 155 Patent in the future. The Company believes that the possibility that these legal proceedings will result in a material adverse effect on the Company’s business is remote.

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

10. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table is a summary of the major categories of stock-based compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$1,040	$381
Research and development	2,198	2,128
Sales and marketing	1,450	1,616
General and administrative	2,869	2,657

Total stock-based compensation expense	$7,557	$6,782

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Instrinic Value
Outstanding, December 31, 2014	5,581	$33.20
Granted	40	$56.23
Exercised	(476)	$23.30
Forfeited	(121)	$39.95

Outstanding, March 31, 2015	5,024	$34.16	4.06	$114,223

Exercisable, March 31, 2015	2,857	$27.42	2.91	$84,215
Vested and expected to vest, March 31, 2015	4,868	$33.85	4.00	$112,197

The following table summarizes all award activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	698	$40.30
Granted	51	55.85
Vested	(56)	36.76
Cancelled	(29)	41.21

Outstanding, March 31, 2015	664	$41.75

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended March 31,
	2015	2014
OPTION SHARES:
Expected Term (in years)	4.40	4.42
Volatility	0.38	0.43
Expected Dividends	—%	—%
Risk Free Interest Rates	1.39%	1.66%
Estimated Forfeitures	6.75%	7.61%
Weighted Average Fair Value Per Share	$18.55	$18.43

ESPP SHARES:
Expected Term (in years)	1.22	1.25
Volatility	0.32	0.32
Expected Dividends	—%	—%
Risk Free Interest Rates	0.26%	0.17%
Weighted Average Fair Value Per Share	$16.43	$14.54

11. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes revenue in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue by market:
Clinical Systems	$16,301	$17,285
Clinical Reagents	109,006	83,160

Total Clinical	125,307	100,445
Non-Clinical	7,330	6,462

Total revenue	$132,637	$106,907

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2015	2014
Geographic revenue information:
North America
Clinical	$75,473	$57,286
Non-Clinical	6,832	5,549

Total North America	82,305	62,835
International
Clinical	$49,834	$43,159
Non-Clinical	498	913

Total International	50,332	44,072

Total revenue	$132,637	$106,907

No single country outside of the United States represented more than 10% of the Company’s total sales or total assets in any period presented. The Company recognized revenue of $77.0 million and $61.6 million for sales to United States customers for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company has long lived-assets (excluding intangible assets and goodwill) of $99.6 million and $96.0 million, respectively, which reside in the United States. As of March 31, 2015 and December 31, 2014, the Company has long-lived assets of $19.4 million and $19.8 million, respectively, located outside of the United States, which reside primarily in Sweden and countries in the European Monetary Union.

12. Related party transaction

The Company sells its products and provides services to Geisinger Health System (“Geisinger”), a physician-led health care system serving multiple regions of Pennsylvania. The President and Chief Executive Officer of Geisinger is also a director of the Company. Net revenues recorded from sales to Geisinger were approximately $0.8 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had accounts receivable of approximately $0.3 million and $0.2 million due from Geisinger, respectively.

13. Subsequent Events

On April 28, 2015, the shareholders of the Company approved the Cepheid 2015 Equity Incentive Plan (the “2015 EIP”), which was approved by the Company’s Board of Directors on February 10, 2015. The 2015 EIP will replace the Company’s existing 2006 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; sales organization productivity; speed and extent of test menu expansion and utilization; improving gross margins; execution of manufacturing operations; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; our success in commercial test and commercial system sales and our ability to sell directly to the smaller hospital market and the independent reference laboratory market; the performance and market acceptance of our new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and the independent reference laboratory market; lengthy sales cycles in certain markets, including the HBDC program and the smaller hospital market; variability in systems placements and reagent pull-through in our HBDC program and the smaller hospital market; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals for new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our reliance on distributors in some regions to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; costs of litigation, including settlement costs; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; protection of our intellectual property and proprietary information; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists, additionally, we are targeting entry to the CLIA Waived market in late 2015, which would initially enable our Xpert Flu/RSV test to be run in certain point-of-care testing environments;

•	commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, point-of-care, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•	notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•	full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “STAT” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert HPV, Xpert Carba-R, Xpert Norovirus, Xpert Flu/RSV XC, and Xpert Trichomonas were all made commercially available in all markets that recognize the CE Mark during 2014 and Xpert HIV-1 Viral Load achieved CE Mark in December, 2014. Thus far in 2015, Xpert Ebola received Emergency Use Authorization from the FDA, and Xpert HIV-1 Qual and Xpert HCV Viral Load achieved CE Mark.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we expect to focus key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•	Extend geographic reach. Our European sales and marketing operations are headquartered in France. As of March 31, 2015, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, Dubai, India and Japan. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis during the remainder of 2015 and in future years.

•	Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs based on the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to areas of greatest disease burden at a discount to our standard commercial prices. We believe that the HBDC program broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged. For a description of those critical accounting policies, please refer to our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1, “Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for a discussion of new and recently adopted accounting guidance.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

The following table illustrates revenue in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue by market:
Clinical Systems	$16,301	$17,285	$(984)	-6%
Clinical Reagents	109,006	83,160	25,846	31%

Total Clinical	125,307	100,445	24,862	25%
Non-Clinical	7,330	6,462	868	13%

Total revenue	$132,637	$106,907	$25,730	24%

Total Clinical revenue increased $24.9 million, or 25%, for the three months ended March 31, 2015 as compared to the same period in the prior year. Clinical systems revenue decreased $1.0 million, or 6%, for the three months ended March 31, 2015 as compared to the same period in the prior year, driven by lower sales to customers participating in our HBDC program. Clinical reagent revenue increased $25.8 million, or 31%, for the three months ended March 31, 2015 as compared to the same period in the prior year, due to our growing installed base of GeneXpert instruments, our expanding menu of Xpert tests, and increased sales volumes of our Xpert Flu and Xpert Flu RSV tests.

Non-Clinical revenue increased $0.9 million, or 13%, for the three months ended March 31, 2015 as compared to the same period in the prior year, primarily due to increased grant and collaboration revenues.

Our sales do not reflect any significant degree of seasonality, other than with respect to sales of our Xpert Flu, Xpert Flu/RSV XC and Xpert EV for Enterovirus products that have demonstrated seasonal fluctuations consistent with the onset and decline of respective illnesses.

The following table provides a breakdown of our revenue by geographic regions (in thousands, expect percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Geographic revenue information:
North America
Clinical	$75,473	$57,286	$18,187	32%
Non-Clinical	6,832	5,549	1,283	23%

Total North America	82,305	62,835	19,470	31%

International
Clinical	49,834	43,159	$6,675	15%
Non-Clinical	498	913	(415)	-45%

Total International	50,332	44,072	6,260	14%

Total revenue	$132,637	$106,907	$25,730	24%

North American Clinical revenue increased $18.2 million, or 32%, for the three months ended March 31, 2015 as compared to the same period in the prior year, driven by higher sales of Xpert tests, including the Xpert Flu and Flu/RSV tests. North American Non-Clinical revenue increased $1.3 million, or 23%, for the three months ended March 31, 2015 as compared to the same period in the prior year, primarily due to increased grant and collaboration revenues.

International revenue increased $6.3 million, or 14%, for the three months ended March 31, 2015 as compared to the same period in the prior year, driven by higher revenue from Clinical reagents partially offset by lower sales of Clinical systems to customers participating in our HBDC program. Some of our international revenue is denominated in foreign currencies. Due to the recent strengthening of the United States dollar, the relative value of those sales has declined. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. For the three months ended March 31, 2015 the foreign currency movements relative to the United States dollar negatively impacted net revenue by approximately $0.4 million inclusive of a positive impact of approximately $2.3 million from hedging activities included in revenue.

We expect that foreign currency rates will continue to negatively impact our international revenue. Some of this will be offset by our cash flow hedging program in place, however a significant portion of our expected international revenue in the remainder of 2015 was not hedged prior to the strengthening of the United States dollar – especially for the second half of this year.

No single country outside of the United States represented more than 10% of our total sales in any period presented.

Costs and Operating Expenses

The following table illustrates the changes in operating expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Costs and operating expenses:
Cost of sales	$61,201	$53,083	$8,118	15%
Collaboration profit sharing	1,267	1,291	(24)	-2%
Research and development	23,986	21,740	2,246	10%
Sales and marketing	25,936	23,458	2,478	11%
General and administrative	15,642	13,667	1,975	14%

Total costs and operating expenses	$128,032	$113,239	$14,793	13%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales and amortization of intangible assets related to technology licenses and intangible assets acquired in business combinations.

Cost of sales increased $8.1 million, or 15%, for the three months ended March 31, 2015 as compared to the same period in the prior year. This increase was primarily attributable to increased shipments of our Clinical Reagent products.

Our gross margin percentage was 54% and 50% for the three months ended March 31, 2015 and 2014, respectively. The increase period-over-period was primarily attributable to reduced manufacturing costs and favorable mix of products sold.

We currently expect that our gross margin will decrease modestly during 2015 driven by a less favorable customer and product mix and the unfavorable impact of the foreign currency exchange rates.

Collaboration Profit Sharing

Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (acquired by Thermo Fisher Scientific) under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expenses were comparable to the prior year. We currently expect our collaboration profit sharing expenses will increase slightly in the remainder of 2015 due to the timing of anthrax cartridge sales to the USPS.

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs, and depreciation and amortization of certain intangible assets. Research and development expenses increased $2.2 million, or 10%, for the three months ended March 31, 2015 as compared to the same period in the prior year. This increase is primarily due to an increase in our clinical trial costs for products currently under development, increased headcount and an increase in engineering costs related primarily to our high-level multiplexing initiative.

We currently expect an increase in our research and development expenses as a percentage of sales in the remainder of 2015 driven primarily by an increase in our clinical trial costs, and an increase in engineering costs related primarily to our high-level multiplexing initiative

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $2.5 million, or 11%, for the three months ended March 31, 2015 as compared to the same period in the prior year. The increase is primarily due to increased headcount, increased travel, and higher commissions driven by increase in revenue and sales and marketing program costs.

We currently expect an increase in our sales and marketing expenses as a percentage of revenues in the remainder of 2015 to support the ongoing expansion of our sales force and commercial operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs and legal, accounting and other professional fees. General and administrative expenses increased $2.0 million, or 14%, for the three months ended March 31, 2015 as compared to the same period in the prior year. The increase was primarily due to increased headcount and higher legal and consulting fees.

We currently expect our general and administrative expenses to grow as our revenue grows in 2015.

Other Income (Expense)

The following table illustrates the changes in our other expense, net (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Other Income (Expense)
Interest income	$373	$153	$220	144%
Interest expense	(3,603)	(1,862)	(1,741)	94%
Foreign currency exchange loss and other, net	(945)	(582)	(363)	62%

Other expense, net	$(4,175)	$(2,291)	$(1,884)	82%

Other income (expense) primarily consists of interest income earned from our cash, cash equivalent or investment balances, interest expense related to senior convertible notes, or notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities. Interest income increased by $0.2 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This increase is primarily a result of increased cash, cash equivalents and investments resulting from the issuance of the senior convertible notes in February 2014. Interest expense increased $1.7 million for the three months ended March 31, 2015 as compared to the same period in the prior year due to interest expense from the issuance of senior convertible notes. Foreign currency exchange loss and other, net increased by $0.4 million for the three months ended March 31, 2015 as compared to the same period in the prior year, which primarily relates to strengthening of the United States dollar.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$738	$(16,856)	$17,594
Net cash used in investing activities	(36)	(244,877)	244,841
Net cash provided by financing activities	13,818	332,290	(318,472)

The net cash provided by operating activities was $0.7 million in the first three months of 2015. It was primarily comprised of net income and cash adjusted for the effects of non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of debt discount and debt issuance costs and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2015 were increases in inventory, accounts receivable, prepaid expenses and other current assets and decrease in accrued compensation partially offset by increases in accounts payable and other current liabilities and deferred revenue.

The net cash used in operating activities was $16.9 million in the first three months of 2014. It was primarily comprised of net loss and the net effect of cash adjusted for the effects of non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of debt discount and debt issuance costs and amortization of intangible assets. The primary working capital uses of cash for the three months ended March 31, 2014 were increases in inventory, prepaid expenses and other current assets and accounts receivable and decreases in accrued compensation partially offset by increases in accounts payable and other current liabilities and deferred revenue and a decrease in other non-current assets.

The net cash used in investing activities was not significant in the first three months in 2015. It was primarily comprised of capital expenditures, cost of acquisitions and purchases of marketable securities, offset by sales and maturities of investments.

The net cash used in investing activities was $244.9 million in the first three months in 2014. It was primarily comprised of purchases of marketable securities and investments and capital expenditures following the issuance of our senior convertible notes in February 2014.

The net cash provided by financing activities was $13.8 million in the first three months in 2015. It was primarily comprised of exercises of stock options.

The net cash provided by financing activities was $332.3 million in the first three months of 2014. It was primarily comprised of net proceeds from the issuance of $345 million in principal amount of our convertible senior notes in February 2014 and, to a lesser extent, the issuance of common shares and exercises of stock options, partially offset by the purchase of a capped call transaction for approximately $25.1 million.

Off-Balance-Sheet Arrangements

As of March 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.4 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2015, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2015.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $4.8 million.

Foreign Currency Risk

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2015 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. In our international operations, we pay payroll and other expenses in local currencies. In the three months ended March 31, 2015 and 2014, international sales were 38% and 41%, respectively, of our total sales. Our international sales are predominantly in European countries and South Africa. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized loss by approximately $5.9 million at March 31, 2015 and unrealized loss by approximately $5.0 million at December  31, 2014. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning (“ERP”) system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2015, our new ERP system replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system, and is intended to enhance internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2005, we entered into a license agreement with F. Hoffman-La Roche Ltd. and Roche Molecular Systems, Inc. (“Roche”) that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel has been convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that we appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. We believe that we have not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable and not infringed.

Based on our ongoing evaluation of the facts and circumstances of the case, we believe that it is probable that this arbitration proceeding could result in a material loss to Cepheid. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss in the fourth quarter of 2014, which was included in accrued and other liabilities in our condensed consolidated balance sheets. As of March 31, 2015, there was no change in the Company’s best estimate. However, given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur an additional material charge, but an estimate of such a charge cannot be made at this time. We continue to strongly dispute Roche’s claims and intend to vigorously defend against them.

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

We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the three months ended March 31, 2015, we had a net income of $0.9 million. However, in the years ended December 31, 2014 and 2013, we experienced a net loss of $50.1 million and $18.0 million, respectively. As of March 31, 2015, we had an accumulated deficit of approximately $292.8 million. We do not expect to be profitable for fiscal 2015 and our ability to be profitable in the future will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to sell directly to the smaller hospital (hospitals with less than 150 beds) and independent reference laboratory markets, our ability to secure regulatory approval of additional GeneXpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of GeneXpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations; our ability to improve manufacturing efficiencies, our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of and compliance with regulatory processes for potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; and the prices at which we are able to sell our GeneXpert systems and tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future United States federal government budgetary negotiations, variability and timing of orders and delays in our customer billing and collection processes related to our recent implementation of an enterprise resource planning system. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale up and restructuring activities. Additionally, in July 2014, we began to self-insure for a portion of employee health insurance coverage and we estimate the liabilities associated with the risks retained by us, in part, by considering actuarial assumptions which, by their nature, are subject to a high degree of variability. If the number or severity of claims for which we are self-insured increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results may be affected. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

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

Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. With regard to future products for which we seek 510(k) clearance, PMA approval, or CLIA waiver from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. If the FDA were to disagree with our regulatory assessment and conclude that approval or clearance is necessary to market the products, we could be forced to cease marketing the products and seek approval or clearance. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.

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

Recently enacted healthcare legislation reforming the United States healthcare system, as well as future reforms, may have a material adverse effect on our financial condition and results of operations.

In March 2010, the United States President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who were previously uninsured. The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain United States medical device revenues. Though there are some exceptions to the excise tax, this excise tax does apply to all or most of our products sold within the United States.

The taxes imposed by the PPACA and the expansion in the government’s role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. More recently, on August 2, 2011, the United States President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, which could mean that such providers have less available funds to purchase our products.

We expect that additional state and federal health care reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products. For example, the United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. Further, state and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

Our HBDC program exposes us to increased risks of variability and unpredictable operating results.

Our HBDC program exposes us to risks that are additional and different from the risks associated with our commercial operations, including among other things:

•	the participants in our HBDC program are located in less developed countries, exposing us to customers in countries that may have less political, social or economic stability and less developed infrastructure and legal systems;

•	the sales cycle in our HBDC program is lengthy and unpredictable, as HBDC program participants are frequently dependent upon governmental agencies and/or non-governmental organizations with additional administrative processes, causing variability and unpredictability in our operating results and timing of cash collection;

•	our HBDC program has lower gross margins and, therefore, growth in our HBDC program negatively impacts our gross margins as a whole; and

•	our collaborative partners and other supporters, such as Foundation for Innovative New Diagnostics, BMGF, USAID, UNITAID and the World Health Organization, may cease to devote financial resources to or otherwise cease to support our HBDC program.

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

Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, the recent rapid strengthening of the United States dollar compared to foreign currencies and monetary and international financial uncertainties. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we might experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with improved global economic conditions, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the sustainability of improved economic conditions, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (acquired by Thermo Fisher Scientific) and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton Dickinson and Company, Qiagen N.V., Hologic Inc., Luminex Corporation, Meridian Bioscience Inc., bioMerieux SA, and Quidel Corporation sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the Clinical market. Other companies such as Nanosphere Inc., Alere Inc., and GenMark Diagnostics, Inc. offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

We have a relatively small sales force compared to some of our competitors. Further, we recently consolidated our global commercial operations under a single executive to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. Our former Executive Vice President, International Commercial Operations, who joined us in June 2014, transitioned into the new role of Executive Vice President, Worldwide Commercial Operations in October 2014, where he is responsible for his prior duties and for our North American commercial operations, including the planned expansion of our United States sales organization. Our former Executive Vice President, North American Commercial Operations transitioned out of Cepheid in October 2014. If the size of our sales force, recent changes to the organization of our sales force or other issues cause our direct selling efforts to fail, our business expansion plans could suffer and our ability to generate sales could be diminished, which would harm our business.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” At this point in time we believe that it is probable that the Roche arbitration proceeding disclosed in Part II, Item 1 “Legal Proceedings” could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in our consolidated balance sheet. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur additional material losses but an estimate of such a charge cannot be made at this time. Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against any current or future patent claims, we would likely incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the United States Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property or otherwise act improperly in relation to our propriety information, and we may not have adequate remedies for the breach or improper actions. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. For example, the Company is currently investigating unauthorized system access by an individual, whose employment has since been terminated. Such data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose other confidential information and sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. There can be no assurance that our systems and data protection efforts will prevent future business interruptions or loss or corruption of data.

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

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. When the United States dollar strengthens against these foreign currencies, as it has recently, the relative value of sales made in the respective foreign currency decreases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker United States dollar and are adversely affected by a stronger United States dollar relative to those foreign currencies in which we transact significant amounts of business.

We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. We cannot predict future fluctuations in the foreign currency exchange rate. If the United States dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline.

Additionally, the expenses that we recognize in relation to our hedging activities can cause our earnings to fluctuate. The changes in interest rate spreads between the foreign currencies that we hedge and the United States dollar impact the level of hedging expenses that we recognize in a particular period.

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

We are highly dependent on the principal members of our management and scientific staff and on the development of adequate succession plans for such employees. If we lose the services of any of these persons and we are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy, which could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical, sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining, developing and training personnel, including management, with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. For example, in February 2015, our Chief Financial Officer since April 2008 left our company to pursue an opportunity with another company. In April 2015, we announced the appointment of our new Chief Financial Officer. If at any point we are unable to hire, train, develop and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

We may face issues in connection with our recent implementation of an ERP system.

In order to support our growth, we recently implemented a new ERP system that became operational at the beginning of the first quarter of 2015. This process has been and continues to be complex and time-consuming and in connection with the implementation, we expect to incur additional expenses. Our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. For example, since implementation we have experienced delays in our customer billing and collection processes. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. If we are unable to successfully implement the new ERP system, it could have a material adverse effect on our financial position, results of operations and cash flows. Although the implementation has not to date had a material negative impact on our overall ability to operate, we are very early in the implementation, and are still subject to significant operational risks. There are many costs and risks associated with ERP system implementation, including:

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success for our products because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaborations;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by other companies and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources; and

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the three months ended March 31, 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $52.19 to $59.62 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing	Filed
		Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 7th day of May 2015.

CEPHEID (Registrant)

/S/ JOHN L. BISHOP
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ ILAN DASKAL
Ilan Daskal
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.