Form 10-Q
period 2015-06-30
CEPHEID
filed 2015-08-07
CIK 1037760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 23, 2015, there were 72,080,557 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2015

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHEID

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,569	$96,663
Short-term investments	189,375	196,729
Accounts receivable, less allowance for doubtful accounts of $300 as of June 30, 2015 and $237 as of December 31, 2014	77,758	68,809
Inventory, net	142,050	132,635
Prepaid expenses and other current assets	28,596	24,274

Total current assets	548,348	519,110
Property and equipment, net	120,226	115,765
Investments	79,665	79,731
Other non-current assets	7,776	7,847
Intangible assets, net	28,180	31,440
Goodwill	39,681	39,681

Total assets	$823,876	$793,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,700	$50,435
Accrued compensation	31,245	33,760
Accrued royalties	5,309	5,443
Accrued and other liabilities	30,815	34,761
Current portion of deferred revenue	13,722	13,447

Total current liabilities	141,791	137,846
Long-term portion of deferred revenue	5,248	4,532
Convertible senior notes, net	282,979	278,213
Other liabilities	19,376	18,768

Total liabilities	449,394	439,359

Commitments and contingencies (Note 8)
Shareholders’ equity:

Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—

Common stock, no par value; 150,000,000 shares authorized, 72,057,132 and 70,904,388 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	443,209	422,151
Additional paid-in capital	241,528	225,529
Accumulated other comprehensive income (loss), net	(719)	247
Accumulated deficit	(309,536)	(293,712)

Total shareholders’ equity	374,482	354,215

Total liabilities and shareholders’ equity	$823,876	$793,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$132,475	$116,503	$265,112	$223,410
Costs and operating expenses:
Cost of sales	69,377	59,568	130,578	112,651
Collaboration profit sharing	1,326	649	2,593	1,940
Research and development	28,092	23,998	52,078	45,738
Sales and marketing	28,078	23,502	54,014	46,960
General and administrative	16,352	14,340	31,994	28,007

Total costs and operating expenses	143,225	122,057	271,257	235,296

Loss from operations	(10,750)	(5,554)	(6,145)	(11,886)
Other income (expense):
Interest income	416	306	789	459
Interest expense	(3,646)	(3,500)	(7,250)	(5,363)
Foreign currency exchange loss and other, net	(1,496)	(176)	(2,440)	(757)

Other expense, net	(4,726)	(3,370)	(8,901)	(5,661)

Loss before income taxes	(15,476)	(8,924)	(15,046)	(17,547)

Provision for income taxes	(1,254)	(919)	(778)	(1,599)

Net loss	$(16,730)	$(9,843)	$(15,824)	$(19,146)

Basic net loss per share	$(0.23)	$(0.14)	$(0.22)	$(0.27)

Diluted net loss per share	$(0.23)	$(0.14)	$(0.22)	$(0.27)

Shares used in computing basic net loss per share	71,861	69,968	71,563	69,622

Shares used in computing diluted net loss per share	71,861	69,968	71,563	69,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(16,730)	$(9,843)	$(15,824)	$(19,146)
Other comprehensive loss, before tax:

Change in unrealized gains and losses related to cash flow hedges:
Loss recognized in other comprehensive income	(1,455)	(472)	(1,051)	(291)
Loss reclassified from accumulated comprehensive income to the statement of operations	22	216	45	503

Change in unrealized gains and losses related to available-for-sale investments:
Gain recognized in other comprehensive income	1	104	143	30
Gain reclassified from accumulated comprehensive income to the statement of operations	(3)	(25)	(3)	(27)

Other comprehensive loss, before tax	(18,165)	(10,020)	(16,690)	(18,931)
Income tax benefit (expense) related to items of accumulated comprehensive income, net	375	—	(100)	—

Comprehensive loss	$(18,540)	$(10,020)	$(16,590)	$(18,931)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,824)	$(19,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	13,435	10,340
Amortization of intangible assets	3,334	1,841
Unrealized foreign exchange differences	1,338	122
Amortization of debt discount and transaction costs	5,044	3,642
Impairment of acquired intangible assets, licenses, property and equipment	224	—
Stock-based compensation expense	15,799	15,930
Excess tax benefits from stock-based compensation expense	(53)	—
Loss on the disposal of property, equipment and intangible assets	28	—
Changes in operating assets and liabilities:
Accounts receivable	(8,949)	(3,167)
Inventory, net	(9,267)	(19,809)
Prepaid expenses and other current assets	(5,151)	(5,867)
Other non-current assets	(207)	(42)
Accounts payable and other current and non-current liabilities	9,695	1,916
Accrued compensation	(2,514)	2,821
Deferred revenue	991	2,864

Net cash provided by (used in) operating activities	7,923	(8,555)
Cash flows from investing activities:
Capital expenditures	(19,308)	(25,745)
Cost of acquisitions, net	(3,000)	—
Proceeds from sale of equipment and an intangible asset	834	—
Proceeds from sales of marketable securities and investments	44,873	67,739
Proceeds from maturities of marketable securities and investments	118,497	21,326
Purchases of marketable securities and investments	(156,401)	(334,800)
Transfer from restricted cash	1,328	—

Net cash used in investing activities	(13,177)	(271,480)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	20,592	24,498
Excess tax benefits from stock-based compensation expense	53	—
Proceeds from borrowings of convertible senior notes, net of issuance costs	—	335,789
Purchase of convertible note capped call hedge	—	(25,082)
Principal payment of notes payable	(80)	(95)

Net cash provided by financing activities	20,565	335,110
Effect of foreign exchange rate change on cash and cash equivalents	(1,405)	(166)

Net increase in cash and cash equivalents	13,906	54,909
Cash and cash equivalents at beginning of period	96,663	66,072

Cash and cash equivalents at end of period	$110,569	$120,981

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

The Condensed Consolidated Balance Sheet at June 30, 2015, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2015 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Restricted cash consists of cash contractually restricted for use to develop the Xpert Ebola test in accordance with the Company’s agreements with the Bill and Melinda Gates Foundation (“BMGF”) and the National Philanthropic Trust (“NPT”). At June 30, 2015 and December 31, 2014, prepaid expense and other current assets included $0.5 million and $1.9 million of restricted cash, respectively.

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

The Company’s main financial institution for banking operations held 59% and 58% of the Company’s cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 15% and 26% of total accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

See Note 10, “Segment and Significant Concentrations,” for disclosure regarding total sales to direct customers and single countries.

Inventory, Net

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

The components of inventories were as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw Materials	$31,080	$36,287
Work in Process	58,369	51,691
Finished Goods	52,601	44,657

Inventory	$142,050	$132,635

In addition, capitalized stock-based compensation expense of $1.7 million and $1.6 million were included in inventory as of June 30, 2015 and December 31, 2014, respectively.

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

Earnings per Share

Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes using the treasury stock method. In loss periods, the earnings per share calculation excludes all common equivalent shares because their inclusion would be antidilutive. Antidilutive common equivalent shares totaled 8,847,000 and 9,845,000 for the three months ended June 30, 2015 and 2014, respectively, and 8,655,000 and 9,237,000 for the six months ended June 30, 2015 and 2014, respectively.

The following summarizes the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net loss	$(16,730)	$(9,843)	$(15,824)	$(19,146)

Basic weighted shares outstanding	71,861	69,968	71,563	69,622

Net loss per share	$(0.23)	$(0.14)	$(0.22)	$(0.27)

Diluted:
Net loss	$(16,730)	$(9,843)	$(15,824)	$(19,146)
Basic weighted shares outstanding	71,861	69,968	71,563	69,622
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—	—

Diluted weighted shares outstanding	71,861	69,968	71,563	69,622

Net loss per share	$(0.23)	$(0.14)	$(0.22)	$(0.27)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principal of ASU 2014-09 is to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective transition methods. The Company has not yet selected a transition method nor has it determined the potential effects on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends limited sections within ASC Subtopic 835-30. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt ASU 2015-03 on January 1, 2016, at which time the Company will reclassify approximately $6 million of debt issuance costs associated with the Company’s long-term debt from other noncurrent assets to long-term debt. A reclassification will also be applied retrospectively to each prior period presented.

2. Fair Value

The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, non-current investments and foreign currency derivatives) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

Balance as of June 30, 2015:
	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$83,071	$27,498	$—	$110,569

Short-term investments:
Asset-backed securities	—	47,547	—	47,547
Corporate debt securities	—	65,662	—	65,662
Commercial Paper	—	47,033	—	47,033
Government agency securities	—	21,007	—	21,007
Other securities	—	8,126	—	8,126

Total short-term investments	—	189,375	—	189,375

Foreign currency derivatives	—	3,444	—	3,444

Investments:
Asset-backed securities	—	18,383	—	18,383
Corporate debt securities	—	44,567	—	44,567
Government agency securities	—	8,005	—	8,005
Other securities	—	8,710	—	8,710

Total investments	—	79,665	—	79,665

Total	$83,071	$299,982	$—	$383,053

Liabilities:
Foreign currency derivatives	$—	$3,205	$—	$3,205

Total	$—	$3,205	$—	$3,205

Balance as of December 31, 2014:
	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$76,065	$20,598	$—	$96,663

Short-term investments:
Asset-backed securities		52,220		52,220
Corporate debt securities	—	64,202	—	64,202
Commercial paper	—	56,096	—	56,096
Government agency securities		15,003		15,003
Other securities	—	9,208	—	9,208

Total short-term investments	—	196,729	—	196,729

Foreign currency derivatives	—	3,887	—	3,887

Investments:
Asset-backed securities	—	12,713	—	12,713
Corporate debt securities	—	22,679	—	22,679
Government agency securities	—	39,532	—	39,532
Other securities	—	4,807	—	4,807

Total investments	—	79,731	—	79,731

Total	$76,065	$300,945	$—	$377,010

Liabilities:
Foreign currency derivatives	$—	$3,812	$—	$3,812

Total	$—	$3,812	$—	$3,812

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

Balance as of June 30, 2015:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$399,344	$—	$399,344

Total	$—	$399,344	$—	$399,344

Balance as of December 31, 2014:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$382,232	$—	$382,232

Total	$—	$382,232	$—	$382,232

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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes on June 30, 2015.

Level 3 assets and liabilities are valued by applying the income approach and are based on significant unobservable inputs that are supported by little or no market activity. The Company had no level 3 financial assets as of June 30, 2015 and December 31, 2014.

3. Investments

The Company’s marketable securities as of June 30, 2015, were classified as available-for-sale securities, with changes in fair value recognized in accumulated other comprehensive income (loss), net, a component of shareholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of June 30, 2015:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$47,549	$4	$(6)	$47,547
Commercial paper	74,511	20	—	74,531
Corporate debt securities	65,683	4	(25)	65,662
Government agency securities	21,000	7	—	21,007
Other securities	8,118	8	—	8,126
Amounts classified as cash equivalents	(27,494)	(4)	—	(27,498)

Total short-term investments	$189,367	$39	$(31)	$189,375

Investments:
Asset-backed securities	$18,373	$10	$—	$18,383
Corporate debt securities	44,596	7	(36)	44,567
Government agency securities	8,001	4	—	8,005
Other securities	8,711	3	(4)	8,710

Total investments	$79,681	$24	$(40)	$79,665

Balance as of December 31, 2014:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,240	$3	$(23)	$52,220
Commercial paper	76,683	12	—	76,695
Corporate debt securities	64,244	2	(45)	64,201
Government agency securities	15,000	3	—	15,003
Other securities	9,206	2	—	9,208
Amounts classified as cash equivalents	(20,598)	—	—	(20,598)

Total short-term investments	$196,775	$22	$(68)	$196,729

Investments:
Asset-backed securities	$12,724	$—	$(12)	$12,712
Corporate debt securities	22,709	—	(29)	22,680
Government agency securities	39,583	—	(51)	39,532
Other securities	4,815	—	(8)	4,807

Total investments	$79,831	$—	$(100)	$79,731

For the six months ended June 30, 2015 and 2014, $44.9 million and $67.7 million, respectively, of proceeds from sales of marketable securities were collected. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Interest income” in the Condensed Consolidated Statements of Operations, were for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross realized gains	$3	$25	$3	$27
Gross realized losses	—	—	—	—

Realized gains, net	$3	$25	$3	$27

The fair value of the Company’s marketable securities with unrealized losses at June 30, 2015 and December 31, 2014, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at June 30, 2015:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Asset-backed securities	$24,297	$(5)	$3,592	$(1)	$27,889	$(6)
Corporate debt securities	72,814	(51)	4,464	(10)	77,278	(61)
Other securities	6,898	(4)	—	—	6,898	(4)

Total	$104,009	$(60)	$8,056	$(11)	$112,065	$(71)

Balance at December 31, 2014:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Asset-backed securities	$54,580	$(35)	$—	$—	$54,580	$(35)
Corporate debt securities	79,360	(74)	—	—	79,360	(74)
Government agency securities	39,532	(51)	—	—	39,532	(51)
Other securities	4,807	(8)	—	—	4,807	(8)

Total	$178,279	$(168)	$—	$—	$178,279	$(168)

The Company has evaluated such securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, and other securities as of June 30, 2015, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2015 and December 31, 2014, by contractual maturity (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Mature in one year or less	$157,642	$157,654	$150,133	$150,105
Mature after one year through three years	125,417	125,397	135,675	135,566
Mature in more than three years	13,483	13,487	11,396	11,387

Total	$296,542	$296,538	$297,204	$297,058

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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss (“AOCI”), a separate component of shareholders’ equity and subsequently reclassifies these amounts into earnings within the same financial statement line item as the hedged item in the period during which the hedged transaction is recognized in earnings. The ineffective portions of cash flow hedges are recorded in foreign currency exchange loss and other, net.

The Company had a net deferred loss of $0.8 million and a net deferred gain of $0.2 million associated with cash flow hedges recorded in AOCI as of June 30, 2015 and December 31, 2014, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of June 30, 2015 are expected to occur within twelve months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange loss and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 30, 2015 and 2014.

Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange loss and other, net. During the three months ended June 30, 2015 and 2014, the Company recognized a loss of $0.3 million and $0.2 million, respectively, as a component of foreign currency exchange loss and other, net, related to derivative instruments not designated as hedging instruments. During the six months ended June 30, 2015 and 2014, the Company recognized a gain of $1.7 million and a loss of $0.5 million, respectively, as a component of foreign currency exchange loss and other, net, related to derivative instruments not designated as hedging instruments. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.

The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $152.8 million and $117.2 million as of June 30, 2015 and December 31, 2014, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $35.1 million and $30.4 million as of June 30, 2015 and December 31, 2014, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$3,396	$48	$3,444
Derivative Liabilities (b):
Foreign exchange contracts	(3,014)	(191)	(3,205)

	December 31, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$3,887	$—	$3,887
Derivative Liabilities (b):
Foreign exchange contracts	(3,685)	(127)	(3,812)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	Loss Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Gain (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2015	June 30, 2014	June 30, 2015 (a)	June 30, 2014 (b)	Location	June 30, 2015	June 30, 2014
Cash flow hedges:
Foreign exchange contracts	$(1,455)	$(472)	$(22)	$(216)	Foreign currency exchange loss and other, net	$(38)	$20

Total	$(1,455)	$(472)	$(22)	$(216)		$(38)	$20

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $2.4 million loss within costs and operating expenses and a $2.4 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2015.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.4 million loss within costs and operating expenses and a $0.2 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2014.

	Six Months Ended
	Loss Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Gain (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2015	June 30, 2014	June 30, 2015 (a)	June 30, 2014 (b)	Location	June 30, 2015	June 30, 2014
Cash flow hedges:
Foreign exchange contracts	$(1,051)	$(291)	$(45)	$(503)	Foreign currency exchange loss and other, net	$(124)	$33

Total	$(1,051)	$(291)	$(45)	$(503)		$(124)	$33

(a)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $4.7 million loss within costs and operating expenses and a $4.7 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2015.
(b)	Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.9 million loss within costs and operating expenses and a $0.4 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2014.

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

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, June 30, 2015
Licenses	$11,454	$(6,747)	$4,707
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(12,376)	23,473

	$55,916	$(27,736)	$28,180

Balance, December 31, 2014
Licenses	$13,594	$(8,477)	$5,117
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	36,582	(10,259)	26,323

	$58,789	$(27,349)	$31,440

Intangible asset amortization expense was $1.7 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $3.3 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2015, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense

2015 (remaining six months)	$3,001
2016	5,822
2017	5,460
2018	5,080
2019	4,181
Thereafter	4,636

Total expected future annual amortization	$28,180

6. Income Taxes

For the three and six months ended June 30, 2015, the Company recorded an income tax provision of $1.3 million and $0.8 million, respectively, comprised primarily of ordinary tax expense of the Company’s foreign subsidiaries, and the tax effect of items in accumulated other comprehensive income (loss), net. For the three and six months ended June 30, 2014, the Company recorded an income tax provision of $0.9 million and $1.6 million, respectively, primarily related to ordinary tax expense of the Company’s foreign subsidiaries.

The Company’s effective tax rate for the three and six months ended June 30, 2015 and June 30, 2014 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, as well as income or loss in the United States federal and state jurisdictions for which no tax expense or benefit is recorded. The difference in the effective tax rate for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014 is primarily due to increased United States income, or decreased United States losses, for the three and six months ended June 30, 2015, for which no income tax expense or benefit is recorded in the United States federal and state tax jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of June 30, 2015 and December 31, 2014, the Company had not accrued significant interest or penalties.

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

As of June 30, 2015, the Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Liability component:
Principal	345,000	345,000
Less: debt discount, net of amortization	(62,021)	(66,787)

Net carrying amount	282,979	278,213

Equity component (a)	73,013	73,013

(a)	Recorded in the condensed consolidated balance sheets within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
1.25% coupon	$1,078	$1,078	$2,156	$1,653
Amortization of debt issuance costs	144	100	278	150
Amortization of debt discount	2,398	2,284	4,766	3,491

	3,620	3,462	7,200	5,294

As of June 30, 2015 and December 31, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible Senior Notes	$399,344	$282,979	$382,232	$278,213

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

Based on the closing price of our common stock of $61.15 on June 30, 2015, the if-converted value of the Notes was less than their respective principal amounts.

8. Commitments, Contingencies and Legal Matters

Purchase Commitments

The following table summarizes the Company’s purchase commitments at June 30, 2015 (in thousands):

Years Ending December 31,	Purchase Commitments
2015 (remaining six months)	$36,177
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total minimum payments	$36,177

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

Based on its ongoing evaluation of the facts and circumstances of the case, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss in the fourth quarter of 2014, which was included in accrued and other liabilities in the Company’s condensed consolidated balance sheets and the Company has not changed its estimate of this potential loss. If the Company were to incur a loss in the arbitration proceeding, depending on the ruling of the arbitrator, the Company could also be responsible for certain attorneys’ fees and interest; however, at this time, the Company is unable to estimate these potential amounts. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that the Company may incur an additional material charge, but an estimate of such a charge cannot be made at this time. The Company continues to strongly dispute Roche’s claims and intends to vigorously defend against them.

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

On July 16, 2014 Roche filed a lawsuit in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. On November 10, 2014, the Company filed a petition for inter partes review (“IPR”) of certain claims of the 723 Patent in the United States Patent and Trademark Office (“USPTO”) and filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, the Company filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, the Company filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.

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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense

The following table is a summary of the major categories of stock-based compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$1,008	$1,473	$2,049	$1,854
Research and development	2,277	2,481	4,475	4,609
Sales and marketing	1,743	1,926	3,193	3,542
General and administrative	3,241	3,268	6,110	5,925

Total stock-based compensation expense	$8,269	$9,148	$15,827	$15,930

The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding, December 31, 2014	5,581	$33.20
Granted	1,141	$56.46
Exercised	(912)	$22.84
Forfeited	(144)	$41.29

Outstanding, June 30, 2015	5,666	$39.35	4.57	$123,503

Exercisable, June 30, 2015	2,955	$31.05	3.34	$88,962

Vested and expected to vest, June 30, 2015	5,431	$38.87	4.50	$120,996

The following table summarizes all award activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	698	$40.30
Granted	447	56.31
Vested	(186)	39.07
Cancelled	(50)	44.37

Outstanding, June 30, 2015	909	$48.20

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPTION SHARES:
Expected Term (in years)	4.46	4.40	4.46	4.40
Volatility	0.36	0.38	0.36	0.38
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	1.45%	1.73%	1.45%	1.73%
Estimated Forfeitures	6.14%	6.75%	6.14%	6.79%
Weighted Average Fair Value Per Share	$18.05	$15.29	$18.07	$15.64

ESPP SHARES:
Expected Term (in years)	1.22	1.25	1.22	1.25
Volatility	0.32	0.32	0.32	0.32
Expected Dividends	—%	—%	—%	—%
Risk Free Interest Rates	0.26%	0.17%	0.26%	0.17%
Weighted Average Fair Value Per Share	$16.43	$14.54	$16.43	$14.54

10. Segment and Significant Concentrations

The Company and its wholly owned subsidiaries operate in one business segment.

The following table summarizes revenue in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue by market:
Clinical Systems	$21,783	$28,334	$38,084	$45,619
Clinical Reagents	103,227	83,006	212,233	166,166

Total Clinical	125,010	111,340	250,317	211,785
Non-Clinical	7,465	5,163	14,795	11,625

Total revenue	$132,475	$116,503	$265,112	$223,410

The Company currently sells product through its direct sales force and through third-party distributors. No customers accounted for more than 10% of total revenue for the three and six months ended June 30, 2015, and for the six months ended June 30, 2014. One distributor represented greater than 10% of the Company’s total revenue for the three months ended June 30, 2014. Revenue from this distributor for the three months ended June 30, 2015 and 2014 were 0.1% and 13.1% of total revenue, respectively, and for the six months ended June 30, 2015 and 2014 were 0.1% and 6.8% of total revenue, respectively.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Geographic revenue information:
North America
Clinical	$69,056	$57,649	$144,529	$114,935
Non-Clinical	7,131	3,926	13,963	9,475

Total North America	76,187	61,575	158,492	124,410
International
Clinical	$55,953	$53,691	$105,787	$96,850
Non-Clinical	335	1,237	833	2,150

Total International	56,288	54,928	106,620	99,000

Total revenue	$132,475	$116,503	$265,112	$223,410

No single country outside of the United States represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2015 and the six months ended June 30, 2014. For the three months ended June 30, 2014, revenue from China customers represented more than 10% of the Company’s total revenue.

The Company recognized revenue of $72.6 million and $60.0 million for sales to United States customers for the three months ended June 30, 2015 and 2014, respectively, and $149.6 million and $121.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company recognized revenue of $1.3 million and $15.4 million to China customers for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $15.5 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company has long lived-assets (excluding intangible assets and goodwill) of $100.5 million and $96.0 million, respectively, which reside in the United States. As of June 30, 2015 and December 31, 2014, the Company has long-lived assets of $19.7 million and $19.8 million, respectively, located outside of the United States, which reside primarily in Sweden and countries in the European Monetary Union.

11. Related party transaction

The Company sells its products and provides services to Geisinger Health System (“Geisinger”), a physician-led health care system serving multiple regions of Pennsylvania. A director of the Company was the President and Chief Executive Officer of Geisinger until the second quarter of 2015. Net revenues recorded from sales to Geisinger were approximately $0.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had accounts receivable of approximately $0.2 million and $0.2 million due from Geisinger, respectively.

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

OVERVIEW

We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•	Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•	primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists, Additionally, we are targeting entry to the CLIA Waived market in late 2015, which would initially enable our Xpert Flu/RSV test to be run in certain point-of-care testing environments;

•	commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, point-of-care, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•	notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity; and

•	full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “STAT” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert HPV, Xpert Carba-R, Xpert Norovirus, Xpert Flu/RSV XC, and Xpert Trichomonas were all made commercially available in all markets that recognize the CE Mark during 2014 and Xpert HIV-1 Viral Load achieved CE Mark in December, 2014. Thus far in 2015, Xpert Ebola received Emergency Use Authorization from the FDA and was listed as eligible for procurement to Ebola affected countries by the World Health Organization, and Xpert HIV-1 Qual and Xpert HCV Viral Load all achieved CE Mark.

•	Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various infectious disease and oncology targets. In addition, we expect to focus key business development activities on identifying infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•	Extend geographic reach. Our European sales and marketing operations are headquartered in France. As of June 30, 2015, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, Dubai, India and Japan. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis during the remainder of 2015 and in future years.

•	Extend High Burden Developing Countries sales programs. We are developing and expect to continue to expand our presence in HBDCs based on the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests to areas of greatest disease burden at a discount to our standard commercial prices. We believe that the HBDC program broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

The following table illustrates revenue in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Revenue by market:
Clinical Systems	$21,783	$28,334	$(6,551)	-23%	$38,084	$45,619	$(7,535)	-17%
Clinical Reagents	103,227	83,006	20,221	24%	212,233	166,166	46,067	28%

Total Clinical	125,010	111,340	13,670	12%	250,317	211,785	38,532	18%
Non-Clinical	7,465	5,163	2,302	45%	14,795	11,625	3,170	27%

Total revenue	$132,475	$116,503	$15,972	14%	$265,112	$223,410	$41,702	19%

Clinical systems revenue decreased $6.6 million, or 23%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and decreased $7.5 million, or 17%, for the six months ended June 30, 2015 as compared to the same period in the prior year, driven by lower system sales to customers participating in our HBDC program as the second quarter of 2014 included a large system order for China. Clinical reagent revenue increased $20.2 million, or 24%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $46.1 million, or 28%, for the six months ended June 30, 2015, in each case, due to our growing installed base of GeneXpert instruments and our expanding menu of Xpert tests. Additionally, the increase for the six months ended June 30, 2015, also reflects increased sales volumes of our Xpert Flu and Xpert Flu RSV tests during the first quarter of 2015 due to the strong flu season.

Non-Clinical revenue increased $2.3 million, or 45%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $3.2 million, or 27%, for the six months ended June 30, 2015 as compared to the same period in prior year, in each case, primarily due to increased grant and collaboration revenues.

Our sales do not reflect any significant degree of seasonality, other than with respect to sales of our Xpert Flu, Xpert Flu/RSV XC and Xpert EV for Enterovirus products that have demonstrated seasonal fluctuations consistent with the onset and decline of respective illnesses.

The following table provides a breakdown of our revenue by geographic regions (in thousands, expect percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Geographic revenue information:
North America
Clinical	$69,056	$57,649	$11,407	20%	$144,529	$114,935	$29,594	26%
Non-Clinical	7,131	3,926	3,205	82%	13,963	9,475	4,488	47%

Total North America	76,187	61,575	14,612	24%	158,492	124,410	34,082	27%

International
Clinical	55,953	53,691	$2,262	4%	105,787	96,850	$8,937	9%
Non-Clinical	335	1,237	(902)	-73%	833	2,150	(1,317)	-61%

Total International	56,288	54,928	1,360	2%	106,620	99,000	7,620	8%

Total revenue	$132,475	$116,503	$15,972	14%	$265,112	$223,410	$41,702	19%

North American Clinical revenue increased $11.4 million, or 20%, for the three months ended June 30, 2015 as compared to the same period in the prior year, driven by higher sales of Xpert tests in sexual health, hospital acquired infections and critical infectious disease. North American Clinical revenue increased $29.6 million, or 26%, for the six months ended June 30, 2015 as compared to the same period in prior year, in each case, driven by higher sales of Xpert tests. Additionally, the increase for the six months ended June 30, 2015 also reflects increased sales volumes of our Xpert Flu and Xpert Flu RSV tests during the first quarter of 2015 due to the strong flu season. North American Non-Clinical revenue increased $3.2 million, or 82%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $4.5 million, or 47%, for the six months ended June 30, 2015 as compared to the same period in prior year, in each case, primarily due to increased grant and collaboration revenues.

International revenue increased $1.4 million, or 2%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $7.6 million, or 8%, for the six months ended June 30, 2015 as compared to the same period in the prior year, in each case, driven by higher revenue from Clinical reagents partially offset by lower sales of Clinical systems to customers participating in our HBDC program as the second quarter of 2014 included a large system order for China. Additionally, the increase for the six months ended June 30, 2015, also reflects increased sales volumes of our Xpert Flu and Xpert Flu RSV tests during the first quarter of 2015 due to the strong flu season. Some of our international revenue is denominated in foreign currencies. Due to the recent strengthening of the United States dollar, the relative value of those sales has declined. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. For the three months ended June 30, 2015, the foreign currency movements relative to the United States dollar negatively impacted net revenue by approximately $2.6 million, inclusive of a positive impact of approximately $2.9 million from hedging activities included in revenue, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, the foreign currency movements relative to the United States dollar negatively impacted net revenue by approximately $3.0 million, inclusive of a positive impact of approximately $5.2 million from hedging activities included in revenue, compared to the six months ended June 30, 2014.

We expect that foreign currency rates will continue to negatively impact our international revenue. Some of this will be offset by our cash flow hedging program; however, a significant portion of our expected international revenue in the remainder of 2015 was not hedged prior to the strengthening of the United States dollar.

Costs and Operating Expenses

The following table illustrates the changes in operating expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Costs and operating expenses:
Cost of sales	$69,377	$59,568	$9,809	16%	$130,578	$112,651	$17,927	16%
Collaboration profit sharing	1,326	649	677	104%	2,593	1,940	653	34%
Research and development	28,092	23,998	4,094	17%	52,078	45,738	6,340	14%
Sales and marketing	28,078	23,502	4,576	19%	54,014	46,960	7,054	15%
General and administrative	16,352	14,340	2,012	14%	31,994	28,007	3,987	14%

Total costs and operating expenses	$143,225	$122,057	$21,168	17%	$271,257	$235,296	$35,961	15%

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales and amortization of intangible assets related to technology licenses and intangible assets acquired in business combinations.

Cost of sales increased $9.8 million, or 16%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $17.9 million, or 16%, for the six months ended June 30, 2015 as compared to the same period in the prior year. These increases were primarily attributable to increased shipments of our Clinical Reagent products.

Our gross margin percentage was 48% and 49% for the three months ended June 30, 2015 and 2014, respectively, and 51% and 50% for the six months ended June 30, 2015 and 2014, respectively. The decrease period-over-period for the three months ended June 30, 2015, was primarily attributable to an unfavorable mix of products sold. The increase period-over-period for the six months ended June 30, 2015, was primarily attributable to reduced manufacturing costs.

We currently expect that our gross margin will increase modestly in the second half of 2015 driven by favorable customer and product mix and reduced manufacturing costs.

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

Research and Development Expenses

Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs, and depreciation and amortization of certain intangible assets. Research and development expenses increased $4.1 million, or 17%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $6.3 million, or 14%, for the six months ended June 30, 2015 as compared to the same period in the prior year. These increases were primarily due to an increase in our clinical trial costs for products currently under development, increased headcount and an increase in engineering costs related primarily to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point of care market.

We currently expect an increase in our research and development expenses as a percentage of sales in the remainder of 2015 driven primarily by an increase in our clinical trial costs, and an increase in engineering costs related primarily to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point of care market.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.6 million, or 19%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $7.1 million, or 15%, for the six months ended June 30, 2015 as compared to the same period in the prior year. These increases were primarily due to increased headcount, increased travel, and higher commissions driven by increase in revenue, expansion of our sales force, and sales and marketing program costs.

We currently expect an increase in our sales and marketing expenses as a percentage of revenues in the remainder of 2015 to support the ongoing expansion of our sales force and commercial operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs and legal, accounting and other professional fees. General and administrative expenses increased $2.0 million, or 14%, for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $4.0 million, or 14%, for the six months ended June 30, 2015 as compared to the same period in the prior year. These increases were primarily due to increased headcount, increased stock-based compensation expense, and higher legal and consulting fees.

We currently expect our general and administrative expenses to grow modestly slower than our revenue for the remainder of 2015.

Other Income (Expense)

The following table illustrates the changes in our other income (expense), net (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Other Income (Expense)
Interest income	$416	$306	$110	36%	$789	$459	$330	72%
Interest expense	(3,646)	(3,500)	(146)	4%	(7,250)	(5,363)	(1,887)	35%
Foreign currency exchange loss and other, net	(1,496)	(176)	(1,320)	750%	(2,440)	(757)	(1,683)	222%

Other expense, net	$(4,726)	$(3,370)	$(1,356)	40%	$(8,901)	$(5,661)	$(3,240)	57%

Other income (expense) primarily consists of interest income earned from our cash, cash equivalent or investment balances, interest expense related to senior convertible notes, or notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities. Interest income increased by $0.1 million for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased by $0.3 million for the six months ended June 30, 2015 as compared to the same period in the prior year. These increases were primarily a result of an increase in asset balances in our investment portfolio. Interest expense increased $0.1 million for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased $1.9 million for the six months ended June 30, 2015 as compared to the same period in the prior year, in each case, due to increased accretion of convertible note discount into interest expense from the issuance of senior convertible notes in February 2014. Foreign currency exchange loss and other, net increased by $1.3 million for the three months ended June 30, 2015 as compared to the same period in the prior year, and increased by $1.7 million for the six months ended June 30, 2015 as compared to the same period in prior year, due to strengthening of the United States dollar.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

	Six Months Ended June 30,
	2015	2014	Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$7,923	$(8,555)	$16,478
Net cash used in investing activities	(13,177)	(271,480)	258,303
Net cash provided by financing activities	20,565	335,110	(314,545)

The net cash provided by operating activities was $7.9 million in the first six months of 2015. It was primarily comprised of net loss adjusted for the effects of non-cash expenses and working capital uses of cash. Non-cash expenses were comprised of stock-based compensation, depreciation and amortization of property and equipment, amortization of debt discount and debt issuance costs, amortization of intangible assets, and unrealized foreign currency exchange differences. The primary working capital uses of cash for the six months ended June 30, 2015 were increases in inventory, accounts receivable, prepaid expenses and other current assets and decrease in accrued compensation partially offset by increases in accounts payable and other current liabilities and deferred revenue.

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

The net cash used in investing activities was $13.2 million in the first six months of 2015. It was primarily comprised of capital expenditures, cost of acquisitions and purchases of marketable securities, partially offset by sales and maturities of investments.

The net cash used in investing activities was $271.5 million in the first six months of 2014. It was primarily comprised of purchases of marketable securities following the issuance of our convertible senior notes issued in February 2014, and investments and capital expenditures, partially offset by proceeds from the sale and maturity of marketable securities.

The net cash provided by financing activities was $20.6 million in the first six months of 2015. It was primarily comprised of proceeds from exercises of stock options.

The net cash provided by financing activities was $335.1 million in the first six months of 2014. It was primarily comprised of net proceeds from the issuance of $345 million in principal amount of our convertible senior notes in February 2014 and, to a lesser extent, the proceeds from issuance of common shares and exercises of stock options, partially offset by the purchase of a capped call transaction for approximately $25.1 million.

Off-Balance-Sheet Arrangements

As of June 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

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

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.4 million as of June 30, 2015. In addition, if a 100 basis point change in overall interest rates were to occur in 2015, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2015.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.0 million.

Foreign Currency Risk

We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended June 30, 2015 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in European countries and South Africa and is denominated in a number of currencies, primarily the Euro, U.S. dollar, British Pound and South African Rand. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We expect to continue to hedge our foreign currency exposure in the future and may use currency forward contracts, currency options, and/or other common derivative financial instruments to reduce foreign currency risk. A sizeable portion of our 2015 forecasted international revenue was not hedged prior to the strengthening of the United States dollar and therefore, we expect a greater foreign currency impact on revenue in the second half of 2015. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency contracts would have decreased or increased, respectively our unrealized loss by approximately $5.1 million at June 30, 2015 and unrealized loss by approximately $5.0 million at December 31, 2014. We do not hold or purchase any currency contracts for trading purposes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Except as described above in connection with the changes implementing our ERP system, during the quarter ended June 30, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our ongoing evaluation of the facts and circumstances of the case, we believe that it is probable that this arbitration proceeding could result in a material loss to Cepheid. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss in the fourth quarter of 2014, which was included in accrued and other liabilities in our condensed consolidated balance sheets and we have not changed our estimate of this potential loss. If we were to incur a loss in the arbitration proceeding, depending on the ruling of the arbitrator, we could also be responsible for certain attorneys’ fees and interest; however, at this time, we are unable to estimate these potential amounts. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur an additional material charge, but an estimate of such a charge cannot be made at this time. We continue to strongly dispute Roche’s claims and intend to vigorously defend against them.

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

On July 16, 2014, Roche filed a lawsuit in the Court, alleging that our Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, we filed our answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable and not infringed. On November 10, 2014, we filed a petition for inter partes review (“IPR”) of certain claims of the 723 Patent in the USPTO and the Company filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, we filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, we filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. We believe that the possibility that these legal proceedings will result in a material loss is remote.

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

We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the six months ended June 30, 2015, we had a net loss of $15.8 million, and in 2014 and 2013 we experienced a net loss of $50.1 million and $18.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $309.5 million. We do not expect to be profitable for fiscal 2015 and our ability to be profitable in the future will likely depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to sell directly to the smaller hospital (hospitals with less than 150 beds) and independent reference laboratory markets, our ability to secure regulatory approval of additional GeneXpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of GeneXpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations; our ability to improve manufacturing efficiencies, our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of and compliance with regulatory processes for potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; and the prices at which we are able to sell our GeneXpert systems and tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

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

We presently outsource the assembly of our systems to a contract manufacturer. We create estimates in order to schedule production runs with the contract manufacturer. To the extent system orders materially vary from our estimates, we may experience constraints in our systems production and delivery capacity.

Any future interruptions we, or our contract manufacturer, experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers and erode customer confidence in our product availability. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we, or our contract manufacturer, may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity and inventory in order to minimize such delays, which carry fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we, or our contract manufacturer, are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.

We have a limited number of suppliers for critical product components and a contract manufacturer for the manufacture and assembly of our systems, and our reliance on such suppliers and contract manufacturer exposes us to increased risks associated with quality control, production delays and costs.

We depend on a limited number of suppliers that supply some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges, and a contract manufacturer for the manufacture and assembly of our systems. We recently expanded our existing relationship with a contract manufacturer, which was previously responsible for the manufacture of a substantial portion of our systems, to cover the manufacture and final assembly of all of our systems. We expect to complete this transition to the contract manufacturer in the third quarter of 2015. Strategic purchases of components are necessary for our business, but our reliance on a limited number of suppliers and a single contract manufacturer could expose us to reduced control over product quality, which could lead to product reliability issues and/or lower revenue, and product shortages as a result of manufacturing capacity issues at our contract suppliers or manufacturer or failure to adequately forecast demand for our components or systems. In addition, we cannot be certain that our suppliers or contract manufacturer will continue to be willing and able to meet our requirements according to existing terms or at all. If alternative suppliers or contract manufacturers are not immediately available, we will have to identify and qualify alternative suppliers or contract manufacturers and we could experience production delays and additional costs. We may not be able to find adequate alternative suppliers or contract manufacturers in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, in the past, we have experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty. We cannot be assured that our suppliers or contract manufacturer will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need or manufacture and assemble our systems. Our inability to obtain our key source supplies for the manufacture of our products or interruptions in the manufacture and assembly of our systems may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

                Further, our manufacturing facilities located in Sunnyvale and Lodi, California, Seattle, Washington and Stockholm, Sweden, where we assemble and produce cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies, as are the manufacturing facilities of our contract manufacturer. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we, or our contract manufacturer, fail to maintain these facilities in accordance with the QSR requirements, international quality standards or other regulatory requirements, the manufacture of our systems and tests could be suspended or terminated, and, in the case of a failure by our contract manufacturer, we could be required to find a suitable replacement for the manufacture and supply of our systems, which would prevent us from being able to provide products to our customers in a timely fashion, or at all, and therefore harm our business.

Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. For example, on July 27, 2015 Cepheid received a warning letter from the FDA regarding the Xpert Norovirus test describing deficiencies in the production quality system at Cepheid’s Stockholm, Sweden manufacturing facility. The Company is working with the FDA on resolution of the deficiencies. The Xpert Norovirus test manufactured in Sweden is not sold or distributed in the United States. As a result, it is the Company’s expectation that routine production and sale of the Xpert Norovirus test in the United States will not be affected. International sales of this test are not subject to FDA regulation. Until the Company successfully resolves the issues raised in the warning letter, the FDA will not approve any Cepheid Class III product. Cepheid’s Class III products are currently in development and are not currently expected to be available until 2017.

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

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” At this point in time we believe that it is probable that the Roche arbitration proceeding disclosed in Part II, Item 1 “Legal Proceedings” could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in our consolidated balance sheet. Further, if we were to incur a loss in the arbitration proceeding, depending on the ruling, we could also be responsible for certain attorney’s fees and interest. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur additional material losses but an estimate of such a charge cannot be made at this time. Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against any current or future patent claims, we would likely incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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

For example, the America Invents Act enacted proceedings involving various forms of post-issuance patent review proceedings, such as IPR and covered business method review. These proceedings are conducted before the Patent Trial and Appeal Board (“PTAB”) of the USPTO. Each has different eligibility criteria and different types of challenges that can be raised. The IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a patent on the grounds that it was known from the prior art. Recently, entities associated with hedge funds have begun challenging valuable pharmaceutical patents through IPR proceedings. The filing of such proceedings or the issuance of an adverse decision in such proceedings could result in the loss of valuable patent rights that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. For example, an individual, whose association with the Company has since been terminated, recently accessed our system and downloaded material in an unauthorized manner. Such data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose other confidential information and sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. There can be no assurance that our systems and data protection efforts will prevent future business interruptions or loss or corruption of data.

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

Our manufacturing facilities are located in Sunnyvale and Lodi, California, Seattle, Washington, and Stockholm, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities or the manufacturing facilities of our contract manufacturer. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment, or the manufacturing facilities or equipment of our key contract manufacturer, are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

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

The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the six months ended June 30, 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $52.19 and $61.15 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2015, we granted 10,000 restricted stock units (the “RSUs”) to the Company’s Chief Financial Officer, Ilan Daskal, as a non-plan inducement grant pursuant to his offer letter with Cepheid. Additional information relating to the issuance of such RSUs was disclosed in Current Report on Form 8-K, dated April 7, 2015. Additionally, on April 28, 2015, an aggregate of 13,500 RSUs were automatically granted to our non-employee directors pursuant to our 2015 Equity Incentive Plan. Additional information relating to the automatic non-employee director grants under our 2015 Equity Incentive Plan was disclosed in our definitive Proxy Statement for our 2015 Annual Meeting of the Shareholders, dated March 19, 2015. These issuance were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The grant of these securities was made without general solicitation or advertising and did not result in any proceeds to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1	Offer Letter dated April 2, 2014 by and between Cepheid and Ilan Daskal.	8-K	000-30755	10.01	April 7, 2015

10.2	2015 Equity Incentive Plan and related forms of agreement for stock options and restricted stock units.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on this 6th day of August 2015.

CEPHEID
(Registrant)

/S/ JOHN L. BISHOP
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ ILAN DASKAL
Ilan Daskal
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Offer Letter dated April 2, 2014 by and between Cepheid and Ilan Daskal.

10.2	2015 Equity Incentive Plan and related forms of agreement for stock options and restricted stock units.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.