Form 10-Q
period 2015-09-30
CEPHEID
filed 2015-10-30
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 20, 2015, there were 72,342,782 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2015

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,487	$96,663
Short-term investments	189,697	196,729
Accounts receivable, less allowance for doubtful accounts of $409 as of September 30, 2015 and $237 as of December 31, 2014	60,383	68,809
Inventory, net	144,808	132,635
Prepaid expenses and other current assets	30,990	24,274
Total current assets	562,365	519,110
Property and equipment, net	124,366	115,765
Investments	60,168	79,731
Other non-current assets	8,215	7,847
Intangible assets, net	26,700	31,440
Goodwill	39,681	39,681
Total assets	$821,495	$793,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,789	$50,435
Accrued compensation	33,248	33,760
Accrued royalties	4,862	5,443
Accrued and other liabilities	28,769	34,761
Current portion of deferred revenue	12,102	13,447
Total current liabilities	144,770	137,846
Long-term portion of deferred revenue	5,081	4,532
Convertible senior notes, net	285,406	278,213
Other liabilities	19,421	18,768
Total liabilities	454,678	439,359
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized, 72,276,626 and 70,904,388 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	448,525	422,151
Additional paid-in capital	251,772	225,529
Accumulated other comprehensive income (loss), net	(1,043)	247
Accumulated deficit	(332,437)	(293,712)
Total shareholders’ equity	366,817	354,215
Total liabilities and shareholders’ equity	$821,495	$793,574
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$126,465	$115,209	$391,577	$338,619
Costs and operating expenses:
Cost of sales	67,681	56,791	198,259	169,442
Collaboration profit sharing	1,286	1,291	3,879	3,231
Research and development	32,909	23,541	84,987	69,279
Sales and marketing	28,664	23,913	82,678	70,873
General and administrative	15,401	13,069	47,395	41,076
Total costs and operating expenses	145,941	118,605	417,198	353,901
Loss from operations	(19,476)	(3,396)	(25,621)	(15,282)
Other income (expense):
Interest income	494	325	1,283	784
Interest expense	(3,687)	(3,640)	(10,937)	(9,003)
Foreign currency exchange loss and other, net	(408)	(258)	(2,848)	(1,015)
Other expense, net	(3,601)	(3,573)	(12,502)	(9,234)
Loss before income taxes	(23,077)	(6,969)	(38,123)	(24,516)
Benefit from (provision for) income taxes	176	(266)	(602)	(1,865)
Net loss	$(22,901)	$(7,235)	$(38,725)	$(26,381)
Basic net loss per share	$(0.32)	$(0.10)	$(0.54)	$(0.38)
Diluted net loss per share	$(0.32)	$(0.10)	$(0.54)	$(0.38)
Shares used in computing basic net loss per share	72,199	70,326	71,777	69,859
Shares used in computing diluted net loss per share	72,199	70,326	71,777	69,859
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(22,901)	$(7,235)	$(38,725)	$(26,381)
Other comprehensive loss, before tax:
Change in unrealized gains and losses related to cash flow hedges:
Gain (loss) recognized in accumulated other comprehensive income (loss), net	(545)	499	(1,596)	208
Loss reclassified from accumulated other comprehensive income (loss), net to the statement of operations	369	284	414	787
Change in unrealized gains and losses related to available-for-sale investments:
Loss recognized in accumulated other comprehensive income (loss), net	(148)	(60)	(5)	(30)
Gain reclassified from accumulated other comprehensive income (loss), net to the statement of operations	—	—	(3)	(27)
Other comprehensive loss, before tax	(23,225)	(6,512)	(39,915)	(25,443)
Income tax benefit (expense) related to items of accumulated other comprehensive income (loss), net	—	—	(100)	—
Comprehensive loss	$(23,225)	$(6,512)	$(39,815)	$(25,443)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(38,725)	$(26,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,170	15,877
Amortization of intangible assets	4,814	2,775
Unrealized foreign exchange differences	2,242	1,107
Amortization of debt discount and transaction costs	7,627	6,147
Impairment of acquired intangible assets, licenses, property and equipment	224	—
Stock-based compensation expense	25,752	24,655
Excess tax benefits from stock-based compensation expense	(53)	—
Loss on the disposal of property, equipment and intangible assets	56	—
Other non-cash items	198	—
Changes in operating assets and liabilities:
Accounts receivable	8,426	(3,568)
Inventory, net	(11,733)	(25,223)
Prepaid expenses and other current assets	(9,691)	(5,544)
Other non-current assets	(801)	(22)
Accounts payable and other current and non-current liabilities	12,297	6,070
Accrued compensation	(511)	5,940
Deferred revenue	(795)	3,010
Net cash provided by operating activities	19,497	4,843
Cash flows from investing activities:
Capital expenditures	(29,087)	(37,323)
Cost of acquisitions, net	(3,000)	—
Proceeds from sale of equipment and an intangible asset	834	—
Proceeds from sales of marketable securities and investments	49,173	77,038
Proceeds from maturities of marketable securities and investments	175,272	66,148
Purchases of marketable securities and investments	(198,701)	(381,632)
Transfer from restricted cash	1,792	—
Net cash used in investing activities	(3,717)	(275,769)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	26,444	30,137
Excess tax benefits from stock-based compensation expense	53	—
Proceeds from borrowings of convertible senior notes, net of issuance costs	—	335,789
Purchase of convertible note capped call hedge	—	(25,082)
Principal payment of notes payable	(121)	(139)
Net cash provided by financing activities	26,376	340,705
Effect of foreign exchange rate change on cash and cash equivalents	(2,332)	(1,175)
Net increase in cash and cash equivalents	39,824	68,604
Cash and cash equivalents at beginning of period	96,663	66,072
Cash and cash equivalents at end of period	$136,487	$134,676
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
The Condensed Consolidated Balance Sheet at September 30, 2015, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2015 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Restricted cash consists of cash contractually restricted for use to develop the Xpert Ebola test in accordance with the Company’s agreements with the Bill and Melinda Gates Foundation (“BMGF”) and the National Philanthropic Trust (“NPT”). At September 30, 2015 and December 31, 2014, prepaid expense and other current assets included $0.1 million and $1.9 million of restricted cash, respectively.
The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as cash equivalents, short-term investments or non-current investments based on each instrument’s underlying effective maturity date. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with effective maturities of 12 months or less are classified as short-term, and marketable debt securities with effective maturities greater than 12 months are classified as non-current. The Company’s marketable debt securities are carried at fair value, with the unrealized gains and losses reported within accumulated other comprehensive income (loss), net ("AOCI"), a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

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
The Company’s main financial institution for banking operations held 68% and 58% of the Company’s cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.
The Company’s accounts receivable are derived from net revenue from customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 10% and 26% of total accounts receivable as of September 30, 2015 and December 31, 2014, respectively.
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
The components of inventories were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw Materials	$40,203	$36,287
Work in Process	55,981	51,691
Finished Goods	48,624	44,657
Inventory	$144,808	$132,635
In addition, capitalized stock-based compensation expense of $2.0 million and $1.6 million were included in inventory as of September 30, 2015 and December 31, 2014, respectively.
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
Earnings per Share
Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes using the treasury stock method. In loss periods, the earnings per share calculation excludes all common equivalent shares because their inclusion would be antidilutive. Antidilutive common equivalent shares totaled 9,007,000 and 10,262,000 for the three months ended September 30, 2015 and 2014, respectively, and 8,771,000 and 9,538,000 for the nine months ended September 30, 2015 and 2014, respectively.
The following summarizes the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net loss	$(22,901)	$(7,235)	$(38,725)	$(26,381)
Basic weighted shares outstanding	72,199	70,326	71,777	69,859
Net loss per share	$(0.32)	$(0.10)	$(0.54)	$(0.38)
Diluted:
Net loss	$(22,901)	$(7,235)	$(38,725)	$(26,381)
Basic weighted shares outstanding	72,199	70,326	71,777	69,859
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—	—
Diluted weighted shares outstanding	72,199	70,326	71,777	69,859
Net loss per share	$(0.32)	$(0.10)	$(0.54)	$(0.38)

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

2. Fair Value
The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, non-current investments and foreign currency derivatives) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

Balance as of September 30, 2015:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$92,891	$43,596	$—	$136,487
Short-term investments:
Asset-backed securities	—	54,544	—	54,544
Corporate debt securities	—	70,481	—	70,481
Commercial Paper	—	34,639	—	34,639
Government agency securities	—	16,702	—	16,702
Other securities	—	13,331	—	13,331
Total short-term investments	—	189,697	—	189,697
Foreign currency derivatives	—	2,043	—	2,043
Investments:
Asset-backed securities	—	11,471	—	11,471
Corporate debt securities	—	36,679	—	36,679
Government agency securities	—	8,012	—	8,012
Other securities	—	4,006	—	4,006
Total investments	—	60,168	—	60,168
Total	$92,891	$295,504	$—	$388,395
Liabilities:
Foreign currency derivatives	$—	$2,116	$—	$2,116
Total	$—	$2,116	$—	$2,116

Balance as of December 31, 2014:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,065	$20,598	$—	$96,663
Short-term investments:
Asset-backed securities	—	52,220	—	52,220
Corporate debt securities	—	64,202	—	64,202
Commercial paper	—	56,096	—	56,096
Government agency securities	—	15,003	—	15,003
Other securities	—	9,208	—	9,208
Total short-term investments	—	196,729	—	196,729
Foreign currency derivatives	—	3,887	—	3,887
Investments:
Asset-backed securities	—	12,713	—	12,713
Corporate debt securities	—	22,679	—	22,679
Government agency securities	—	39,532	—	39,532
Other securities	—	4,807	—	4,807
Total investments	—	79,731	—	79,731
Total	$76,065	$300,945	$—	$377,010
Liabilities:
Foreign currency derivatives	$—	$3,812	$—	$3,812
Total	$—	$3,812	$—	$3,812
The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

Balance as of September 30, 2015:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$347,156	$—	$347,156
Total	$—	$347,156	$—	$347,156

Balance as of December 31, 2014:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$382,232	$—	$382,232
Total	$—	$382,232	$—	$382,232
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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes on September 30, 2015.

3. Investments
The Company’s marketable securities as of September 30, 2015, were classified as available-for-sale securities, with changes in fair value recognized in AOCI, a component of shareholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of September 30, 2015:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$54,544	$18	$(18)	$54,544
Commercial paper	78,220	15	—	78,235
Corporate debt securities	70,502	2	(23)	70,481
Government agency securities	16,699	3	—	16,702
Other securities	13,315	18	(2)	13,331
Amounts classified as cash equivalents	(43,591)	(5)	—	(43,596)
Total short-term investments	$189,689	$51	$(43)	$189,697
Investments:
Asset-backed securities	$11,475	$2	$(6)	$11,471
Corporate debt securities	36,857	4	(181)	36,680
Government agency securities	8,001	11	—	8,012
Other securities	4,001	6	(2)	4,005
Total investments	$60,334	$23	$(189)	$60,168

Balance as of December 31, 2014:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,240	$3	$(23)	$52,220
Commercial paper	76,683	12	—	76,695
Corporate debt securities	64,244	2	(45)	64,201
Government agency securities	15,000	3	—	15,003
Other securities	9,206	2	—	9,208
Amounts classified as cash equivalents	(20,598)	—	—	(20,598)
Total short-term investments	$196,775	$22	$(68)	$196,729
Investments:
Asset-backed securities	$12,724	$—	$(12)	$12,712
Corporate debt securities	22,709	—	(29)	22,680
Government agency securities	39,583	—	(51)	39,532
Other securities	4,815	—	(8)	4,807
Total investments	$79,831	$—	$(100)	$79,731

For the nine months ended September 30, 2015 and 2014, $49.2 million and $77.0 million, respectively, of proceeds from sales of marketable securities were collected. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. The following table summarizes gross realized gains and losses from sales of marketable securities, all of which are reported as a component of interest income in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains	$—	$—	$3	$27
Gross realized losses	—	—	—	—
Realized gains, net	$—	$—	$3	$27

The following table summarizes the fair value of the Company’s marketable securities with unrealized losses at September 30, 2015 and December 31, 2014, and the duration of time that such losses had been unrealized (in thousands):

Balance as of September 30, 2015:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$31,352	$(19)	$9,474	$(5)	$40,826	$(24)
Corporate debt securities	81,028	(202)	4,445	(2)	85,473	(204)
Commercial paper	6,700	—	—	—	6,700	—
Other securities	5,186	(4)	—	—	5,186	(4)
Total	$124,266	$(225)	$13,919	$(7)	$138,185	$(232)

Balance as of December 31, 2014:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$54,580	$(35)	$—	$—	$54,580	$(35)
Corporate debt securities	79,360	(74)	—	—	79,360	(74)
Government agency securities	39,532	(51)	—	—	39,532	(51)
Other securities	4,807	(8)	—	—	4,807	(8)
Total	$178,279	$(168)	$—	$—	$178,279	$(168)
The Company has evaluated such securities, which consist of investments in asset-backed securities, corporate debt securities, commercial paper, government agency securities, and other securities as of September 30, 2015, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2015 and December 31, 2014, by contractual maturity (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$169,268	$169,278	$150,133	$150,105
Mature after one year through three years	119,573	119,418	135,675	135,566
Mature in more than three years	4,773	4,765	11,396	11,387
Total	$293,614	$293,461	$297,204	$297,058

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
The Company may also enter into foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. The Company does not hold or purchase any currency contracts for trading purposes.
The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records the effective portion of the gain or loss on the derivative instrument in AOCI, a separate component of shareholders’ equity and subsequently reclassifies these amounts into earnings within the same financial statement line item as the hedged item in the period during which the hedged transaction is recognized in earnings. The ineffective portions of cash flow hedges are recorded in foreign currency exchange loss and other, net.
The Company had a net deferred loss of $1.0 million and a net deferred gain of $0.2 million associated with cash flow hedges recorded in AOCI as of September 30, 2015 and December 31, 2014, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of September 30, 2015 are expected to occur within twelve months.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange loss and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 30, 2015 and 2014.
Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange loss and other, net. During the three months ended September 30, 2015 and 2014, the Company recognized a gain of $2.3 million and $1.7 million, respectively, as a component of foreign currency exchange loss and other, net, related to derivative instruments not designated as hedging instruments. During the nine months ended September 30, 2015 and 2014, the Company recognized a gain of $4.0 million and $1.2 million, respectively, as a component of foreign currency exchange loss and other, net, related to derivative instruments not designated as hedging instruments. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.
The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $154.0 million and $117.2 million as of September 30, 2015 and December 31, 2014, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $27.0 million and $30.4 million as of September 30, 2015 and December 31, 2014, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,978	$65	$2,043
Derivative Liabilities (b):
Foreign exchange contracts	(1,967)	(149)	(2,116)

	December 31, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$3,887	$—	$3,887
Derivative Liabilities (b):
Foreign exchange contracts	(3,685)	(127)	(3,812)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	Gain (Loss) Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2015	September 30, 2014	September 30, 2015 (a)	September 30, 2014 (b)	Location	September 30, 2015	September 30, 2014
Cash flow hedges:
Foreign exchange contracts	$(545)	$499	$(369)	$(284)	Foreign currency exchange loss and other, net	$(45)	$(39)
Total	$(545)	$499	$(369)	$(284)		$(45)	$(39)

(a)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $1.2 million loss within costs and operating expenses and a $1.5 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2015.

(b)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.4 million loss within costs and operating expenses and a $0.1 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2014.

	Nine Months Ended
	Gain (Loss) Recognized in OCI- Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 30, 2015	September 30, 2014	September 30, 2015 (a)	September 30, 2014 (b)	Location	September 30, 2015	September 30, 2014
Cash flow hedges:
Foreign exchange contracts	$(1,596)	$208	$(414)	$(787)	Foreign currency exchange loss and other, net	$(169)	$(6)
Total	$(1,596)	$208	$(414)	$(787)		$(169)	$(6)

(a)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $6.6 million loss within costs and operating expenses and a $6.2 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015.

(b)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.1 million gain within costs and operating expenses and a $0.9 million loss within revenue, were recognized within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014.

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
The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, September 30, 2015
Licenses	$11,454	$(7,014)	$4,440
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(13,589)	22,260
	$55,916	$(29,216)	$26,700
Balance, December 31, 2014
Licenses	$13,594	$(8,477)	$5,117
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	36,582	(10,259)	26,323
	$58,789	$(27,349)	$31,440

Intangible asset amortization expense was $1.5 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $4.8 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2015, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense

2015 (remaining three months)	$1,487
2016	5,813
2017	5,448
2018	5,093
2019	4,168
Thereafter	4,691
Total expected future amortization	$26,700
6. Income Taxes
For the three months ended September 30, 2015, the Company recorded an income tax benefit of $0.2 million due primarily to the release of tax reserves upon completion of a tax audit, partially offset by the ordinary tax expense of the Company’s foreign subsidiaries. For the nine months ended September 30, 2015, the Company recorded an income tax provision of $0.6 million, comprised primarily of ordinary tax expense of the Company’s foreign subsidiaries, and the tax effect of items in AOCI, partially offset by the benefit from the release of tax reserves upon completion of a tax audit. For the three and nine months ended September 30, 2014, the Company recorded an income tax provision of $0.3 million and $1.9 million, respectively, primarily related to ordinary tax expense of the Company’s foreign subsidiaries.
The Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, as well as income or loss in the United States federal and state jurisdictions for which no tax expense or benefit is recorded. The difference in the effective tax rate for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014 is primarily due to increased United States income, or decreased United States losses, for the three and nine months ended September 30, 2015, for which no income tax expense or benefit is recorded in the United States federal and state tax jurisdictions.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of September 30, 2015 and December 31, 2014, the Company had not accrued significant interest or penalties.

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
As of September 30, 2015, the Notes were not yet convertible.
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

The Notes consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Liability component:
Principal	345,000	345,000
Less: debt discount, net of amortization	(59,594)	(66,787)
Net carrying amount	285,406	278,213
Equity component (a)	73,013	73,013

(a)	Recorded in the condensed consolidated balance sheets within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
1.25% coupon	$1,078	$1,113	$3,234	$2,766
Amortization of debt issuance costs	157	115	435	265
Amortization of debt discount	2,427	2,390	7,193	5,881
	$3,662	$3,618	$10,862	$8,912
As of September 30, 2015 and December 31, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$347,156	$285,406	$382,232	$278,213
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
Based on the closing price of our common stock of $45.20 on September 30, 2015, the if-converted value of the Notes was less than their respective principal amounts.
8. Commitments, Contingencies and Legal Matters
Purchase Commitments
The following table summarizes the Company’s purchase commitments at September 30, 2015 (in thousands):

Years Ending December 31,	Purchase Commitments
2015 (remaining three months)	$34,216
2016	—
2017	—
2018	—
2019	—
Thereafter	—
Total minimum payments	$34,216

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
Based on its ongoing evaluation of the facts and circumstances of the case, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss in the fourth quarter of 2014, which was included in accrued and other liabilities in the Company’s condensed consolidated balance sheets and the Company has not changed its estimate of this potential loss. If the Company were to incur a loss in the arbitration proceeding, depending on the ruling of the arbitrators, the Company could also be responsible for certain attorneys’ fees and interest; however, at this time, the Company is unable to estimate these potential amounts. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that the Company may incur an additional material charge, but an estimate of such a charge cannot be made at this time. The Company continues to strongly dispute Roche’s claims and intends to vigorously defend against them.
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
On July 16, 2014 Roche filed a lawsuit in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. On November 10, 2014, the Company filed a petition for inter partes review (“IPR”) of certain claims of the 723 Patent in the United States Patent and Trademark Office (“USPTO”) and filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, the Company filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, the Company filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute the Company’s second petition for IPR. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.
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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense
The following table is a summary of the major categories of stock-based compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$1,128	$1,437	$3,177	$3,291
Research and development	3,438	2,274	7,913	6,883
Sales and marketing	1,825	1,683	5,018	5,225
General and administrative	3,584	3,331	9,694	9,256
Total stock-based compensation expense	$9,975	$8,725	$25,802	$24,655
The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding, December 31, 2014	5,581	$33.20
Granted	1,293	$55.98
Exercised	(996)	$23.98
Forfeited	(311)	$47.12
Outstanding, September 30, 2015	5,567	$39.37	4.30	$46,706
Exercisable, September 30, 2015	3,070	$31.53	3.10	$42,352
Vested and expected to vest, September 30, 2015	5,369	$38.94	4.23	$46,504
The following table summarizes all award activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2014	698	$40.30
Granted	705	52.97
Vested	(239)	39.35
Cancelled	(81)	46.88
Outstanding, September 30, 2015	1,083	$48.27

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPTION SHARES:
Expected Term (in years)	4.49	4.40	4.46	4.40
Volatility	.36	.38	.36	0.38
Expected Dividends	—	—	—	—
Risk Free Interest Rates	1.54%	1.75%	1.46%	1.72%
Estimated Forfeitures	6.14%	6.75%	6.14%	6.75%
Weighted Average Fair Value Per Share	$16.91	$14.67	$17.93	$15.59
ESPP SHARES:
Expected Term (in years)	1.22	1.23	1.22	1.24
Volatility	.34	0.33	.34	0.33
Expected Dividends	—	—	—	—
Risk Free Interest Rates	0.41%	0.23%	0.39%	0.22%
Weighted Average Fair Value Per Share	$16.50	$11.37	$16.49	$12.12
10. Segment and Significant Concentrations
The Company and its wholly owned subsidiaries operate in one business segment.
The following table summarizes revenue in the Clinical and Non-Clinical markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue by market:
Clinical Systems	$17,846	$17,033	$55,930	$62,652
Clinical Reagents	102,307	90,123	314,540	256,289
Total Clinical	120,153	107,156	370,470	318,941
Non-Clinical	6,312	8,053	21,107	19,678
Total revenue	$126,465	$115,209	$391,577	$338,619
The Company currently sells product through its direct sales force and through third-party distributors. No single customer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2015 and 2014.
The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Geographic revenue information:
North America
Clinical	$67,394	$60,985	$211,923	$175,920
Non-Clinical	6,233	6,891	20,196	16,366
Total North America	73,627	67,876	232,119	192,286
International
Clinical	$52,759	$46,171	$158,546	$143,021
Non-Clinical	79	1,162	912	3,312
Total International	52,838	47,333	159,458	146,333
Total revenue	$126,465	$115,209	$391,577	$338,619

The Company recognized revenue of $70.7 million and $65.2 million for sales to United States customers for the three months ended September 30, 2015 and 2014, respectively, and $220.3 million and $186.8 million for the nine months ended September 30, 2015 and 2014, respectively.
No single country outside of the United States represented more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2015 and 2014.
The following table summarizes long-lived assets, excluding intangible assets and goodwill, by geographic region (in millions):

	September 30, 2015	December 31, 2014
United States	$105.1	96.0
Other regions	19.3	19.8
Total long-lived assets	$124.4	$115.8
The Company does not hold a significant amount of long-lived assets in any single country outside of the United States as of September 30, 2015 and December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; sales organization productivity; speed and extent of test menu expansion and utilization; improving gross margins; execution of manufacturing operations and our reliance on a single contract manufacturer; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; the relative mix of commercial and HBDC sales and the relative mix of instrument and test sales; our success in commercial test and commercial system sales; our ability to sell directly to the smaller hospital market and the independent reference laboratory market; the performance and market acceptance of our new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; manufacturing costs associated with the ramp-up of new products; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and the independent reference laboratory market and expansion of our United States sales organization; lengthy sales cycles in certain markets, including the HBDC program and the smaller hospital market; variability in systems placements and reagent pull-through in our HBDC program and the smaller hospital market; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals for new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our reliance on distributors in some regions to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; costs of litigation, including settlement costs; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; the impact of foreign currency exchange; protection of our intellectual property and proprietary information; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW
We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable rapid, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•
Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on developing systems and tests for the Clinical market. We believe our GeneXpert systems will continue to expand our presence in the Clinical market due to their ability to deliver accurate and rapid results, ease of use, flexibility and scalability. Features of the GeneXpert systems and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•
primarily moderate complexity Clinical Laboratory Improvement Amendments (“CLIA”) categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists. Additionally, we are targeting entry to the CLIA Waived market in late 2015, which would initially enable our Xpert Flu/RSV test to be run in certain point-of-care testing environments;

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

•
Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, critical infectious disease, sexual health, women’s health, virology, oncology and genetics. For example, Xpert HPV, Xpert Carba-R, Xpert Norovirus, Xpert Flu/RSV XC, and Xpert Trichomonas were all made commercially available in all markets that recognize the CE Mark during 2014 and Xpert HIV-1 Viral Load achieved CE Mark in December 2014. Thus far in 2015, Xpert Trichomonas received FDA clearance, and Xpert Ebola received Emergency Use Authorization from the FDA and was listed as eligible for procurement to Ebola affected countries by the World Health Organization. Our Xpert Ebola test also received the CE Mark during the third quarter of 2015. Xpert HIV-1 Qual and Xpert HCV Viral Load also achieved CE Mark during 2015.

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

•
Extend geographic reach. Our European sales and marketing operations are headquartered in France. As of September 30, 2015, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, India, Japan and the United Arab Emirates. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis during the remainder of 2015 and in future years.

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue
The following table illustrates revenue in the Clinical and Non-Clinical markets (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue by market:
Clinical Systems	$17,846	$17,033	$813	5%	$55,930	$62,652	$(6,722)	(11)%
Clinical Reagents	102,307	90,123	12,184	14%	314,540	256,289	58,251	23%
Total Clinical	120,153	107,156	12,997	12%	370,470	318,941	51,529	16%
Non-Clinical	6,312	8,053	(1,741)	(22)%	21,107	19,678	1,429	7%
Total revenue	$126,465	$115,209	$11,256	10%	$391,577	$338,619	$52,958	16%
Clinical systems revenue increased $0.8 million, or 5%, for the three months ended September 30, 2015 as compared to the same period in the prior as higher system sales to commercial customers were partially offset by lower system sales under our HBDC program and decreased $6.7 million, or 11%, for the nine months ended September 30, 2015 as compared to the same period in the prior year, driven by lower system sales to customers participating in our HBDC program. Clinical reagent revenue increased $12.2 million, or 14%, for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $58.3 million, or 23%, for the nine months ended September 30, 2015, in each case, due to our growing installed base of GeneXpert instruments and our expanding menu of Xpert tests.
Non-Clinical revenue decreased $1.7 million, or 22%, for the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to lower grant and collaboration revenue, and increased $1.4 million, or 7%, for the nine months ended September 30, 2015 as compared to the same period in prior year primarily due to increased grant and collaboration revenues.
Our sales do not reflect any significant degree of seasonality, other than with respect to sales of our Xpert Flu, Xpert Flu/RSV, Xpert Norovirus, and Xpert EV for Enterovirus products that have demonstrated seasonal fluctuations consistent with the onset and decline of respective illnesses.

The following table provides a breakdown of our revenue by geographic regions (in thousands, expect percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Geographic revenue information:
North America
Clinical	$67,394	$60,985	$6,409	11%	$211,923	$175,920	$36,003	20%
Non-Clinical	6,233	6,891	(658)	(10)%	20,196	16,366	3,830	23%
Total North America	73,627	67,876	5,751	8%	232,119	192,286	39,833	21%
International
Clinical	52,759	46,171	$6,588	14%	158,546	143,021	$15,525	11%
Non-Clinical	79	1,162	(1,083)	(93)%	912	3,312	(2,400)	(72)%
Total International	52,838	47,333	5,505	12%	159,458	146,333	13,125	9%
Total revenue	$126,465	$115,209	$11,256	10%	$391,577	$338,619	$52,958	16%
North American Clinical revenue increased $6.4 million, or 11%, for the three months ended September 30, 2015 as compared to the same period in the prior year, driven by higher sales of Xpert tests in sexual health, hospital acquired infections and critical infectious disease. North American Clinical revenue increased $36.0 million, or 20%, for the nine months ended September 30, 2015 as compared to the same period in the prior year, in each case, driven by higher sales of Xpert tests. North American Non-Clinical revenue decreased $0.7 million, or 10%, for the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to lower grant and collaboration revenues, and increased $3.8 million, or 23%, for the nine months ended September 30, 2015 as compared to the same period in prior year primarily due to increased grant and collaboration revenues.
International revenue increased $5.5 million, or 12%, for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $13.1 million, or 9%, for the nine months ended September 30, 2015 as compared to the same period in the prior year, in each case, driven by higher revenue from Clinical reagents partially offset by lower sales of Clinical systems to customers participating in our HBDC program. Some of our international revenue is denominated in foreign currencies. Due to the recent strengthening of the United States dollar, the relative value of those sales has declined. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. For the three months ended September 30, 2015, the foreign currency movements relative to the United States dollar negatively impacted net revenue by approximately $3.5 million, inclusive of a positive impact of approximately $1.5 million from hedging activities included in revenue, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, the foreign currency movements relative to the United States dollar negatively impacted net revenue by approximately $6.8 million, inclusive of a positive impact of approximately $6.1 million from hedging activities included in revenue, compared to the nine months ended September 30, 2014.
We expect that foreign currency rates will continue to negatively impact our international revenue. Some of this will be offset by our cash flow hedging program; however, the majority of our expected international revenue in the remainder of 2015 was not hedged prior to the strengthening of the United States dollar.

Costs and Operating Expenses
The following table illustrates the changes in operating expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Costs and operating expenses:
Cost of sales	$67,681	$56,791	$10,890	19%	$198,259	$169,442	$28,817	17%
Collaboration profit sharing	1,286	1,291	(5)	—%	3,879	3,231	648	20%
Research and development	32,909	23,541	9,368	40%	84,987	69,279	15,708	23%
Sales and marketing	28,664	23,913	4,751	20%	82,678	70,873	11,805	17%
General and administrative	15,401	13,069	2,332	18%	47,395	41,076	6,319	15%
Total costs and operating expenses	$145,941	$118,605	$27,336	23%	$417,198	$353,901	$63,297	18%
Cost of Sales
Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes royalties on sales and amortization of intangible assets related to technology licenses and intangible assets acquired in business combinations.
Cost of sales increased $10.9 million, or 19%, for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $28.8 million, or 17%, for the nine months ended September 30, 2015 as compared to the same period in the prior year. These increases were primarily attributable to increased shipments of our Clinical Reagent products.
Our gross margin percentage was 46% and 51% for the three months ended September 30, 2015 and 2014, respectively, and 49% and 50% for the nine months ended September 30, 2015 and 2014, respectively. The decreases period-over-period for the three and nine months ended September 30, 2015 were primarily attributable to the mix of products and customers.
We currently expect that our gross margin will increase moderately for the remainder of 2015 primarily driven by manufacturing cost improvements and customer mix. If sales to customers participating in our HBDC program are higher than anticipated, gross margin may be impacted.
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
Research and Development Expenses
Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs, depreciation and amortization of certain intangible assets, and license fees and milestone payments related to in-licensed products if it is determined that they have no alternative future use. Research and development expenses increased $9.4 million, or 40%, for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $15.7 million, or 23%, for the nine months ended September 30, 2015 as compared to the same period in the prior year. These increases were primarily due to an increase in our clinical trial costs for products currently under development, increased headcount and an increase in engineering costs related primarily to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point of care market.
We currently expect an increase in our research and development expenses for the remainder of 2015 driven primarily by an increase in our clinical trial costs.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $4.8 million, or 20%, for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $11.8 million, or 17%, for the nine months ended September 30, 2015 as compared to the same period in the prior year. These increases were primarily due to increased headcount, increased travel, and higher commissions driven by increase in revenue, expansion of our sales force, and sales and marketing program costs.
We currently expect an increase in our sales and marketing expenses in the remainder of 2015.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs and legal, accounting and other professional fees. General and administrative expenses increased $2.3 million, or 18%, for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $6.3 million, or 15%, for the nine months ended September 30, 2015 as compared to the same period in the prior year. These increases were primarily due to increased headcount, expenses related to an executive separation agreement, increased stock-based compensation expense, and higher consulting fees.
We currently expect our general and administrative expenses to be flat for the remainder of 2015.
Other Income (Expense)
The following table illustrates the changes in our other income (expense), net (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other Income (Expense)
Interest income	$494	$325	$169	52%	$1,283	$784	$499	64%
Interest expense	(3,687)	(3,640)	(47)	1%	(10,937)	(9,003)	(1,934)	21%
Foreign currency exchange loss and other, net	(408)	(258)	(150)	58%	(2,848)	(1,015)	(1,833)	181%
Other expense, net	$(3,601)	$(3,573)	$(28)	1%	$(12,502)	$(9,234)	$(3,268)	35%
Other income (expense) primarily consists of interest income earned from our cash, cash equivalent or investment balances, interest expense related to senior convertible notes, or notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities. Interest income increased by $0.2 million for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased by $0.5 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. These increases were primarily a result of an increase in asset balances in our investment portfolio as a result of the issuance of the senior convertible notes in February 2014. Interest expense was flat for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased $1.9 million for the nine months ended September 30, 2015 as compared to the same period in the prior year primarily due to increased accretion of the convertible note discount into interest expense from the issuance of senior convertible notes in February 2014. Foreign currency exchange loss and other, net increased by $0.2 million for the three months ended September 30, 2015 as compared to the same period in the prior year, and increased by $1.8 million for the nine months ended September 30, 2015 as compared to the same period in prior year, due to the strengthening of the United States dollar.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$19,497	$4,843	$14,654
Net cash used in investing activities	(3,717)	(275,769)	272,052
Net cash provided by financing activities	26,376	340,705	(314,329)
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from customers and our primary cash outflows are purchases of inventory and personnel-related expenses. Net cash provided by operating activities during the first nine months of 2015 increased $14.7 million compared with the first nine months of 2014, primarily due to the following:

•	a reduction of the increase of $13.5 million related to inventory, net during the first nine months of 2015 primarily due to volume and timing of purchases;

•
a reduction of the accounts receivable balance contributing to a $12.0 million favorable change in our operating cash flow primarily due to improved results from collection efforts and timing of receipts;

•	a larger increase in our accounts payable and other current and non-current liabilities balance contributing to a $6.2 million favorable change in our operating cash flow; partially offset by

•	an increase of $12.3 million in net loss.
In September 2015, we entered into an agreement to lease additional office space for our corporate headquarters. The initial term will be for 125 months and will commence upon the earlier of (i) the date that certain specified improvements to the building have been made or (ii) the date that we begin regular business activities on the premises, which is expected to be on or around April 1, 2016. The total obligation for rent for the initial term of the lease is $36.9 million. We will pay $7.7 million in fiscal 2016, 2017 and 2018, $7.0 million during fiscal 2019 and 2020, and $22.2 million thereafter in rent pursuant to this lease. We do not expect to make any payments under the lease during fiscal 2015. In addition to its monthly rent obligations, Cepheid is obligated to pay a specified share of the property taxes, operating expenses and other related expenses for the lease.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including our growth initiatives, for the next 12 months and beyond.
Cash Flows from Investing Activities
Our cash flows from investing activities are primarily for capital expenditures and purchases of marketable securities and investments, while cash inflows are primarily proceeds from sales and maturities of marketable securities and investments and proceeds from the sale of equipment and intangible assets. Net cash used in investing activities during the first nine months of 2015 decreased $272.1 million compared with the first nine months of 2014, primarily due to lower volume of investment purchases due to the initial purchases made after the issuance of the senior convertible notes in February, 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities during the first nine months of 2015 decreased $314.3 million compared with the first nine months of 2014, primarily due to the net proceeds of $335.8 million from the issuance of our convertible senior notes during the first nine months of 2014, partially offset by the purchase of a capped call transaction for approximately $25.1 million during the first nine months of 2014.
Off-Balance-Sheet Arrangements
As of September 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter, as evidenced by our increased operating expenses for the three months ended September 30, 2015. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our new products, manufacturing costs associated with the ramp-up of new products, the resources we devote to developing and supporting our products, the expansion of our U.S. sales organization, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.3 million as of September 30, 2015. In addition, if a 100 basis point change in overall interest rates were to occur in 2015, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2015.
Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $4.5 million.
Foreign Currency Risk
We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended September 30, 2015 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in European countries and South Africa and is denominated in a number of currencies, primarily the Euro, U.S. dollar, British Pound and South African Rand. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

We expect to continue to hedge our foreign currency exposure in the future and may use currency forward contracts, currency options, and/or other common derivative financial instruments to reduce foreign currency risk. A significant portion of our 2015 forecasted international revenue, including the majority of our expected international revenue for the remainder of 2015, was not hedged prior to the strengthening of the United States dollar and therefore, we expect a greater foreign currency impact on revenue for the remainder of 2015. We have performed a sensitivity analysis as of September 30, 2015 based on a model that measures the impact of a hypothetical 10% adverse change in foreign exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign exchange rates used in the model were based on the spot rates in effect as of September 30, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $3.6 million as of September 30, 2015.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning (“ERP”) system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2015, our new ERP system replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management reporting capabilities compared to our legacy system and is intended to ultimately enhance internal controls over financial reporting.
Except as described above in connection with the changes implementing our ERP system, during the quarter ended September 30, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In May 2005, we entered into a license agreement with F. Hoffman-La Roche Ltd. and Roche Molecular Systems, Inc. (“Roche”) that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel was convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that we appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014, the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case, and the case is continuing. We believe that we have not violated any provision of the agreement and that the asserted claim of the 375 Patent is expired, invalid, unenforceable and not infringed.
Based on our ongoing evaluation of the facts and circumstances of the case, we believe that it is probable that this arbitration proceeding could result in a material loss to Cepheid. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss in the fourth quarter of 2014, which was included in accrued and other liabilities in our condensed consolidated balance sheets and we have not changed our estimate of this potential loss. If we were to incur a loss in the arbitration proceeding, depending on the ruling of the arbitrators, we could also be responsible for certain attorneys’ fees and interest; however, at this time, we are unable to estimate these potential amounts. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur an additional material charge, but an estimate of such a charge cannot be made at this time. We continue to strongly dispute Roche’s claims and intend to vigorously defend against them.
On August 21, 2012, we filed a lawsuit against Roche in the United States District Court for the Northern District of California (“the Court”), for a declaratory judgment of (a) invalidity, expiration and non-infringement of the 375 Patent; and (b) invalidity, unenforceability, expiration and non-infringement of United States Patent No. 6,127,155 (the “155 Patent”). On January 17, 2013, the Court issued an order granting a motion by Roche to stay the suit with respect to the 375 Patent pending resolution of the above noted arbitration proceeding. In the same order, the Court dismissed our suit with respect to the 155 Patent for lack of subject matter jurisdiction, without considering or ruling on the merits of our case. The Court left open the possibility that we could re-file our case against the 155 Patent in the future. We believe that the possibility that these legal proceedings will result in a material adverse effect on our business is remote.
On July 16, 2014, Roche filed a lawsuit in the Court, alleging that our Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, we filed our answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable and not infringed. On November 10, 2014, we filed a petition for inter partes review (“IPR”) of certain claims of the 723 Patent in the United States Patent & Trademark Office (“USPTO") and we filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, we filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, we filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute the our second petition for IPR. We believe that the possibility that these legal proceedings will result in a material loss is remote.
We may be subject to various additional claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings that will result in a material adverse effect on our business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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
We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the nine months ended September 30, 2015, we had a net loss of $38.7 million, and in 2014 and 2013 we experienced a net loss of $50.1 million and $18.0 million, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $332.4 million. We do not expect to be profitable for fiscal 2015 and our ability to be profitable in the future will depend on our ability to continue to increase our revenues, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to sell directly to the smaller hospital (hospitals with less than 150 beds) and independent reference laboratory markets, our ability to successfully expand our United States sales organization, our ability to secure regulatory approval of additional GeneXpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of GeneXpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenues from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations, including those associated with ramp-up of new products; our ability to improve manufacturing efficiencies; our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of, and compliance with regulatory processes for, potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; the impact of foreign currency exchange rates; and the prices at which we are able to sell our GeneXpert systems and tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. For example, we had higher than expected operating expenses and lower than expected gross margin for the third quarter of 2015, which were primarily driven by a higher proportion of lower-margin HBDC business and less commercial business and higher than expected manufacturing costs associated with the ramp-up to volume of our newest virology tests. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.
Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future United States federal government budgetary negotiations, variability and timing of orders and delays in our customer billing, the impact of foreign currency exchange rates and collection processes related to our recent implementation of an ERP system. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenues and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, including the relative mix of instrument and test sales, as well as the revenue contribution from our HBDC program, which has lower margin than our other products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale up and restructuring activities. Additionally, in July 2014, we began to self-insure for a portion of employee health insurance coverage and we estimate the liabilities associated with the risks retained by us, in part, by considering actuarial assumptions which, by their nature, are subject to a high degree of variability. If the number or severity of claims for which we are self-insured increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results may be affected. Additionally, we had higher than expected operating expenses and lower than expected gross margin for the third quarter of 2015, which were primarily driven by a higher proportion of lower-margin HBDC business and less commercial business and higher than expected manufacturing costs associated with the ramp-up to volume of our newest virology tests. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.
If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenues could be diminished and our gross margin may be negatively impacted.
Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. In the past, we have experienced lower than expected revenue due to intermittent interruptions in our supply chain, which also negatively impacted the efficiency of our manufacturing operations and our resulting gross margin. In addition, we may incur unexpected operating expenses in connection with the manufacturing scale-up of new products, which could negatively impact our gross margin. For example, in the third quarter of 2015, higher than expected manufacturing costs associated with the ramp-up to volume of our newest virology tests contributed to higher than expected operating expenses and lower than expected gross margin.
We presently outsource the assembly of a substantial portion of our systems to a contract manufacturer, which will assume the manufacture and assembly of all of our systems during the fourth quarter. We create estimates in order to schedule production runs with the contract manufacturer. To the extent system orders materially vary from our estimates, we may experience constraints in our systems production and delivery capacity.

Any future interruptions we, or our contract manufacturer, experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers and erode customer confidence in our product availability. Manufacturing problems can and do arise, as evidenced by our higher than expected manufacturing costs associated with the ramp-up to volume of our newest virology tests in the third quarter of 2015, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we, or our contract manufacturer, may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity and inventory in order to minimize such delays, which carry fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we, or our contract manufacturer, are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues from product sales, gross margins and our other operating results will be materially and adversely affected.
We have a limited number of suppliers for critical product components and a contract manufacturer for the manufacture and assembly of our systems, and our reliance on such suppliers and contract manufacturer exposes us to increased risks associated with quality control, production delays and costs.
We depend on a limited number of suppliers for some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. We also depend on a contract manufacturer for the manufacture and assembly of our systems and we recently expanded our existing relationship with this contract manufacturer, which was previously responsible for the manufacture of a substantial portion of our systems, to cover the manufacture and final assembly of all of our systems. We expect to complete the transition to the contract manufacturer during the fourth quarter of 2015. Strategic purchases of components are necessary for our business, but our reliance on a limited number of suppliers and a single contract manufacturer could expose us to reduced control over product quality, and product availability, which could lead to product reliability issues and/or lower revenue and product shortages as a result of manufacturing capacity issues at our contract suppliers or manufacturer or failure to adequately forecast demand for our components or systems. In addition, we cannot be certain that our suppliers or contract manufacturer will continue to be willing and able to meet our requirements according to existing terms or at all. If alternative suppliers or contract manufacturers are not immediately available, we will have to identify and qualify alternative suppliers or contract manufacturers and we could experience production delays and additional costs. We may not be able to find adequate alternative suppliers or contract manufacturers in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, in the past, we have experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty. We cannot be assured that our suppliers or contract manufacturer will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need or manufacture and assemble our systems. If we are unable to obtain the key source supplies for the manufacture of our products or we experience interruptions in the manufacture and assembly of our systems, product shipments may be delayed, which could harm customer relationships or force us to curtail operations or temporarily cease production of our products or systems.
Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.
The sales cycles for our systems can be lengthy, particularly during uncertain economic and political conditions, which makes it more difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions where any purchases can require many levels of pre-approval. Additionally, because we only recently began selling directly to independent reference laboratories, the sales cycle to independent reference laboratories may be unpredictable for a period of time. In addition, certain Non-Clinical sales may depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year, in both amount and timing, due to the political process. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations and, accordingly, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes, the result of which is that the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

If we cannot successfully commercialize our products, our business could be harmed.
If our tests for use on our systems do not continue to gain market acceptance, we will be unable to generate significant sales, which will prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	the timely expansion of our menu of tests;

•	our ability to fulfill orders;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;

•	the demand for the tests we introduce;

•	the timing of market entry for various tests for the GeneXpert systems and our new point of care diagnostic platform;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare associated infections;

•	the extent and success of our marketing and sales efforts;

•	the functionality of new products that address market requirements and customer demands;

•	the pricing of our products;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.
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
In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval from the FDA prior to marketing. In general, there are two types of FDA review processes applicable to our products: a premarket approval (“PMA”) and a 510(k) clearance. The PMA review process is much more costly, lengthy and uncertain, and generally takes from six months to one year or longer from submission, depending on whether an FDA advisory panel meeting is necessary. The 510(k) review process usually takes approximately 90 days from submission, although the process can take longer. Clinical studies are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes in the United States, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. Products intended for use in point-of-care settings, such as those intended to be used outside of the typical hospital laboratory environment (e.g., a physician office laboratory), require supplemental human factors clinical studies and an additional regulatory submission known as a CLIA waiver application. CLIA waiver applications typically take approximately 180 days for approval, and may be submitted concurrently with a PMA or 510(k), or sequentially after a PMA or 510(k) review has been completed. Clinical trials are expensive and time-consuming, as are human factors studies required for CLIA waiver. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. We continue to monitor the FDA Office of In Vitro Diagnostics and Radiological Health's ("OIR") implementation of its plan of action and analyze how its decisions will impact the approval or clearance of our products and our ability to improve our systems and tests. The OIR also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, following an Institute of Medicine report on the 510(k) regulatory process that was released in late July 2011. Many of the actions proposed by the OIR could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted. In 2014, the FDA issued several important guidance documents on assessing risks and benefits associated with use of a 510(k) approach for PMA products, pre- and post-market balance, expedited PMA, and on oversight of laboratory developed tests. While the overall goal of these guidance documents was to streamline the regulatory process by applying a risk-based approach to the requirements for data collection in the pre- and post-market periods, it is uncertain how the guidance documents will actually be implemented. Likewise, the oversight of laboratory developed tests would require laboratories that compete with high risk (PMA) tests to go through FDA review. It is unclear if this guidance will be finalized. If it is, competition for PMA tests from laboratories would be reduced.
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
Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant PMA for devices, withdrawal of marketing clearances or approvals or criminal prosecution. For example, on July 27, 2015 Cepheid received a warning letter from the FDA regarding the Xpert Norovirus test describing deficiencies in the production quality system at Cepheid’s Stockholm, Sweden manufacturing facility. The Company is working with the FDA on resolution of the deficiencies. The Xpert Norovirus test manufactured in Sweden is not sold or distributed in the United States. As a result, it is the Company’s expectation that routine production and sale of the Xpert Norovirus test in the United States will not be affected. International sales of this test are not subject to FDA regulation. Until the Company successfully resolves the issues raised in the warning letter, the FDA will not approve any Cepheid Class III product. Cepheid has some Class III products currently in development but these are not currently expected to be available until 2017.

With regard to future products for which we seek 510(k) clearance, PMA, and/or a CLIA waiver (as appropriate) from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.
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

•
our collaborative partners and other supporters, such as Foundation for Innovative New Diagnostics, Bill & Melinda Gates Foundation, USAID, UNITAID and the World Health Organization, may cease to devote financial resources to or otherwise cease to support our HBDC program.

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
Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, the recent rapid strengthening of the United States dollar compared to foreign currencies and monetary and international financial uncertainties. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we might experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with improved global economic conditions, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the sustainability of improved economic conditions, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.
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
Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (acquired by Thermo Fisher Scientific) and Roche sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton Dickinson and Company, Qiagen N.V., Hologic Inc., Luminex Corporation, Meridian Bioscience Inc., bioMerieux SA, and Quidel Corporation sell sequence detection systems, some with separate robotic batch DNA purification systems, and sell reagents to the Clinical market. Other companies such as Nanosphere Inc., Alere Inc., and GenMark Diagnostics, Inc. offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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
We have a relatively small sales force compared to some of our competitors. Further, we recently consolidated our global commercial operations under a single executive to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. Our former Executive Vice President, International Commercial Operations, who joined us in June 2014, transitioned into the new role of Executive Vice President, Worldwide Commercial Operations in October 2014, where he is responsible for his prior duties and for our North American commercial operations, including the on-going expansion of our United States sales organization. Our former Executive Vice President, North American Commercial Operations transitioned out of Cepheid in October 2014. Over the past 12 months, we have significantly increased the size of our United States sales force. In connection with the increase in the size of our sales force, we have redesigned our sales territories, which has been and is disruptive to our sales efforts. If we are unable to successfully manage the increase in sales force and the related territory realignment, our ability to expand our business and grow sales could be harmed, our expenses could increase and our gross margin could be negatively impacted. If the size of our sales force, recent changes to the organization of our sales force or other issues cause our direct selling efforts to fail, our business expansion plans could suffer and our ability to generate sales could be diminished, which would harm our business.
If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.
We depend on relationships with distributors for the marketing and sales of our products in the Clinical and Non-Clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions that are key to our long-term growth strategy. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

•	we may not be able to renew existing distributor agreements on acceptable terms;

•	our distributors may not devote sufficient resources to the sale of our products;

•	our distributors may be unsuccessful in marketing our products; and

•	our existing relationships with distributors may preclude us from entering into additional future arrangements with other distributors.
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
If we desire to enter into other distribution arrangements, we may not be able to enter into new distribution agreements on satisfactory terms, or at all. For example, we may desire to distribute our new point of care diagnostic platform through distributors and may not be able to enter into agreements relating to such distribution on satisfactory terms, or at all. If we fail to enter into acceptable distribution agreements or fail to successfully market our products, including our new point of care diagnostic platform, our product sales may decrease or we may be unable to successfully launch our new point of care diagnostic platform.

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
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. For example, an individual, whose association with us has since been terminated, recently accessed our system and downloaded material in an unauthorized manner. Such data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose other confidential information and sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. There can be no assurance that our systems and data protection efforts will prevent future business interruptions or loss or corruption of data.
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

•	multiple conflicting tax laws and regulations;

•	timing and uncertainty of system orders; and

•	political and economic instability and outbreak of military hostilities.
In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and receive transnational data, including data relating to customers or partners outside the United States. Such judgments or actions could affect the manner in which we operate or adversely affect our financial results.
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
We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. We cannot predict future fluctuations in the foreign currency exchange rate. If the United States dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline. For example, the impact of foreign currency exchange contributed to lower than expected gross margin for the third quarter of 2015.
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
We are highly dependent on the principal members of our management and scientific staff and on the development of adequate succession plans for such employees. If we lose the services of any of these persons and we are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy, which could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical, sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining, developing and training personnel, including management, with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. For example, our former Chief Financial Officer ("CFO"), who had served as CFO since April 2008, left Cepheid in February 2015, and his successor, who was appointed in April 2015, left Cepheid in August 2015. Following his departure, we announced the appointment of our new CFO in August 2015. The effectiveness of the new leader in this role and any further transition as a result of this change, could have a significant impact on our results of operations. Additionally, if at any point we are unable to hire, train, develop and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.
We may face issues in connection with our recent implementation of an ERP system.
In order to support our growth, we recently implemented a new ERP system that became operational at the beginning of the first quarter of 2015. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses in connection with the implementation. Our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. For example, since implementation we have experienced delays in our customer billing and collection processes. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. If we are unable to successfully implement the new ERP system, it could have a material adverse effect on our financial position, results of operations and cash flows. Although the implementation has not to date had a material negative impact on our overall ability to operate, we are very early in the implementation, and are still subject to significant operational risks. There are many costs and risks associated with ERP system implementation, including:

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
The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the period commencing on January 1, 2015 and through October 28, 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $30.02 and $63.52 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Offer Letter dated May 9, 2014 by and between Cepheid and Dan Madden.					X
10.2	Separation Letter dated August 21, 2015, by and between Cepheid and Ilan Daskal.					X
10.3	Lease Agreement dated September 18, 2015, by and between Cepheid and The Irvine Company LLC.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on October 29, 2015.

CEPHEID
(Registrant)

/S/ JOHN L. BISHOP
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ Dan Madden
Dan Madden
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Offer Letter dated May 9, 2014 by and between Cepheid and Dan Madden.

10.2	Separation Letter dated August 21, 2015, by and between Cepheid and Ilan Daskal.

10.3	Lease Agreement dated September 18, 2015, by and between Cepheid and The Irvine Company LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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