Form 10-K
period 2015-12-31
CEPHEID
filed 2016-02-25
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.4 billion based on the closing sale price for the registrant’s common stock on The NASDAQ Global Select Market on that date of $61.15 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 18, 2016 there were 72,647,648 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on April 26, 2016, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Report.
III

2015 ANNUAL REPORT ON FORM 10-K

Cepheid® , the Cepheid logo, GeneXpert®, Xpert® and SmartCycler are trademarks of Cepheid.

FORWARD-LOOKING STATEMENTS
The following discussion of our business, and other parts of this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and the independent reference laboratory market and expansion of our United States sales organization; sales organization productivity and the productivity and effectiveness of our distributors; speed and extent of test menu expansion and utilization; improving gross margins; execution of manufacturing operations; our reliance on a single contract manufacturer; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; the relative mix of commercial and HBDC sales and the relative mix of instrument and test sales; our success in commercial test and commercial system sales; our ability to sell directly to the smaller hospital market and the independent reference laboratory market; the performance and market acceptance of our new products, including our new point-of-care system; manufacturing costs associated with the ramp up of new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; lengthy sales cycles in certain markets, including the HBDC program and the smaller hospital market; variability in systems placements and reagent pull-through in our HBDC program and the smaller hospital market; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare-associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals for new products; uncertainties related to FDA regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our reliance on distributors in some regions to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; costs of litigation, including settlement costs; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; the impact of foreign currency exchange; protection of our intellectual property and proprietary information; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

PART I

ITEM 1.     BUSINESS
OVERVIEW
We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Molecular testing historically has involved a number of complicated and time-intensive steps, including sample preparation, DNA amplification and detection. Our easy-to-use systems integrate these steps and analyze complex biological samples in our proprietary test cartridges. We were first to the U.S. market with a Clinical Laboratory Improvement Amendments (“CLIA”) moderate complexity categorization for an amplified molecular test and the majority of our products are moderately complex, expanding our market opportunity beyond high complexity laboratories.

Our primary offering is the GeneXpert system, which integrates sample preparation in addition to DNA amplification and detection. The GeneXpert system is designed for a broad range of user types ranging from reference laboratories and hospital central laboratories to satellite testing locations, such as emergency departments and intensive care units within hospitals as well as physician offices and other alternate site laboratories. The GeneXpert System is available in one, two, four, and 16-module configurations and we also offer the fully automated Infinity 48 and 80-module systems, with the 80-module system enabling more than 2,000 tests to be run during a 24-hour period, depending on test selection. The GeneXpert Xpress System is a customized GeneXpert System comprised of a single module and a tablet computer with an ATM-like interface specifically for the CLIA-waived environment. Leveraging existing cartridge technology, our GeneXpert Omni, which we expect to launch in 2016, will allow for accurate clinical molecular diagnostic testing in locations around the world that demand portability, connectivity and ease-of-use, ranging from resource-limited settings to a neighborhood specialty clinic. We also offer the SmartCycler system, which integrates DNA amplification and detection to allow fast analysis of a sample.
The GeneXpert system, including the Infinity systems and the Omni, represents a paradigm shift in molecular diagnostics in terms of ease-of-use, flexibility and scalability, producing accurate results in a timely manner with minimal risk of contamination. Our Xpert tests for use on the GeneXpert system are unique in that they typically require less than two minutes of hands-on time for unprecedented ease of use, fast results, in most cases approximately one hour, and the ability to do testing in any workflow environment: full random access; on-demand; or traditional batch testing.
The paradigm shift represented by the GeneXpert system includes: 1) the ability to perform multiple, highly accurate and short time-to-result molecular diagnostic tests, at any time, even if the system is simultaneously performing other tests, either in a batch or on-demand mode; 2) the system’s ease-of-use, which enables it to be operated without the need for highly-trained laboratory technologists; and 3) the scalability of the instrument, currently from one to 80 modules, enabling it to serve high volume testing requirements as well as lower volume requirements for smaller institutions or for testing at the point of patient care. Our GeneXpert system can provide fast results with frequently superior test sensitivity and specificity over comparable systems on the market today that are integrated but have open architectures. Our GeneXpert system operates with an entirely closed cartridge, reducing the likelihood of human error and contamination. As a result, the system is particularly well suited to perform “nested” PCR, a detection method that can provide an enhanced level of sensitivity and specificity, but that has historically been discouraged because of the high risk of cross-contamination during processing in an open lab environment. This method performs an additional amplification of the target sequence after the first PCR amplification.
We currently have available a broad and expanding menu of tests for use on our systems, spanning healthcare-associated infections, critical infectious disease, sexual health, virology, oncology and genetics. Our reagents and tests are marketed along with our systems on a worldwide basis.
OUR STRATEGY
Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•
Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and fast results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•
primarily moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists. Additionally, we are entering the CLIA-waived market, which will enable certain of our tests to be run in point-of-care environments. For example, in December 2015, the FDA granted a CLIA waiver for our Xpert Flu+RSV Xpress test for use on our GeneXpert System, and we are targeting additional CLIA-waived tests beginning in late 2016. The Xpert Flu+RSV Xpress is the first PCR panel test to achieve a CLIA waiver, and the first in a series of reference-quality molecular tests that we intend to deliver to the point-of-care market over the next several years;

•
commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•
notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity and specificity; and

•
full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “STAT” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•
Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, critical infectious disease, sexual health, virology, oncology and genetics. For example, Xpert HPV, Xpert Carba-R, Xpert Norovirus, Xpert Flu/RSV XC, and Xpert Trichomonas were all made commercially available in all markets that recognize the CE Mark during 2014 and Xpert HIV-1 Viral Load achieved CE Mark in December 2014. In 2015, Xpert Trichomonas received FDA clearance, our Xpert Flu+RSV Xpress received a CLIA waiver from the FDA, and Xpert Ebola received Emergency Use Authorization from the FDA and was listed as eligible for procurement to Ebola-affected countries by the World Health Organization. Our Xpert Ebola test, Xpert HIV-1 Qualitative, Xpert, HCV Viral Load, and Xpert BCR-ABL Ultra also achieved CE Mark during 2015. Additionally, in February 2015, we received clearance from the FDA for expanded claims on our Xpert MTB/RIF test. Our cumulative menu now stands at 23 tests that have achieved CE mark available internationally and 19 tests FDA cleared in the United States.

•
Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various critical infectious disease and oncology targets. In addition, we expect to focus key business development activities on identifying critical infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•
Extend geographic reach. Our European sales and marketing operations are headquartered in France. As of December 31, 2015, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, India, Japan and the United Arab Emirates. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis in 2016 and future years.

•
Extend High Burden Developing Countries sales programs. We expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests, including virology and Ebola, to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio.

PRODUCTS
Our product portfolio consists of tests, reagents and systems for the Clinical and Non-Clinical markets. Our main system is the GeneXpert system, including the Infinity systems, which incorporates sample preparation, nucleic acid extraction and purification, DNA amplification, and detection into a small, self-contained cartridge, enabling fast molecular testing 24 hours a day, 7 days a week, offering medically relevant results when and where they are needed most. We also offer our first generation system, the SmartCycler, which integrates DNA amplification and detection for fast batch or random access analysis in “real-time.”

In the Clinical market, we offer tests for the GeneXpert system in the areas of healthcare-associated infections, critical infectious disease, sexual health, virology, oncology and genetics. These tests include U.S. Food and Drug Administration (“FDA”) cleared products, such as IVD medical devices, CE Marked products (“CE IVD”) and Research Use Only (“RUO”) tests. As of December 31, 2015, our Xpert menu includes the following FDA and CE IVD approved tests:

● Xpert BCR-ABL Monitor and BCR-ABL Ultra (CE IVD only)	● Xpert Factor II and Factor V Leiden
● Xpert Carba-R (CE-IVD Only)	● Xpert GBS for Group B Streptococcus
● Xpert C. difficile	● Xpert GBS for Lim broth (FDA only)
● Xpert C. difficile/epi (FDA only)	● Xpert HIV-1 Viral Load (CE-IVD Only)
● Xpert CT/NG	● Xpert HIV-1 Qualitative (CE-IVD Only)
● Xpert CT (CE-IVD Only)	● Xpert HCV Viral Load (CE-IVD Only)
● Xpert EV for Enterovirus	● Xpert HPV (CE-IVD Only)
● Xpert Flu	● Xpert Norovirus
● Xpert Flu/RSV XC	● Xpert Nasal Complete
● Xpert Flu+RSV (CLIA Waived, FDA Only)	● Xpert MRSA
● Xpert MRSA/SA-BC for Blood Culture	● Xpert Ebola
● Xpert MRSA/SA-SSTI for Skin and Soft Tissue	● Xpert Trichomonas
● Xpert MTB/RIF	● Xpert vanA for vancomycin resistant enterococci (FDA only)
● Xpert vanA/vanB (CE IVD only)
In the Non-Clinical market, the GeneXpert modules have been integrated into the BDS purchased by the USPS, utilizing our Bacillus anthracis test.
We also sell our SmartCycler system along with general use PCR reagents and reaction tubes.
RESEARCH AND DEVELOPMENT
The principal objective of our research and development program is to develop high-value clinical diagnostic products for the GeneXpert system. We focus our efforts on three main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed and extend our product offering to customers; 2) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays and 3) engineering efforts to extend the capabilities of our systems. Total research and development expense was $115.8 million, $96.9 million and $80.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
SALES
We sell our products through both a direct salesforce and indirect distribution channels worldwide. Clinical market sales in the United States, Australia, France, the Benelux region, Germany, Hong Kong, Italy, South Africa, and the United Kingdom are handled primarily through our direct sales force, while sales in all other markets are handled primarily through distributors. In October 2014, we re-acquired certain product distribution rights and customer relationships from a former distributor that served hospitals with fewer than 150 beds in the United States. We continue to expand our direct sales capabilities, including in the international markets. Some of our customers in the United States are members of Group Purchasing Organizations (“GPOs”) and purchase products under GPO contracts. Sales to end customers who are part of GPOs represented 30%, 36%, and 41% of total sales for the years ended December 31, 2015, 2014 and 2013, respectively. There were no direct customers that accounted for 10% or more of the total sales for the years ended December 31, 2015, 2014 and 2013.
Distribution and collaboration arrangements
Life Technology Corporation. We are party to a collaboration agreement with Life Technologies Corporation previously known as Applied Biosystems Group (“LIFE”), to develop reagents for use in the USPS BDS program, which was developed by the consortium led by Northrop Grumman Corporation. Under the agreement, reagents are manufactured by LIFE for packaging by us into our GeneXpert test cartridges and sold by us for use in the BDS.

USPS BDS Program. We are part of a consortium led by Northrop Grumman to develop the BDS for the USPS. This consortium was awarded a production contract, and installations were completed at the end of 2005. We have entered into multiple contracts with Northrop Grumman for the purchase of anthrax test cartridges and associated materials used in BDS, which began in 2007 and will last through September 30, 2016. In the fourth quarter of 2012, we entered into an agreement directly with the USPS to sell the anthrax test cartridges and associated materials used in BDS directly to USPS through the period ending September 30, 2016. We are currently in negotiations to extend the agreement.
Foundation for Innovative New Diagnostics. We are party to an agreement with Foundation for Innovative New Diagnostics ("FIND") to develop a simple, fast test that can detect mycobacterium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, we were responsible for the development of a 6-color GeneXpert instrument to accomplish such a test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. The original supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In July 2009, the supply term of the agreement was extended for another year for further specified enhancements. In January 2011, the supply term of the agreement was extended for another year, now set to expire in 2020, and a new agreement was signed for the development of our Xpert HIV-1 Viral Load test. In December 2014, the Xpert HIV-1 Viral Load achieved CE-IVD status under the European Directive on In Vitro Diagnostic Medical Devices which was the final milestone of the agreement. Under the Xpert HIV agreement, FIND funded $5.1 million in development costs during the term of the two-year contract. In October 2014, we announced a collaboration to develop Xpert MTB/RIF Ultra with FIND and Rutgers New Jersey Medical School to develop a next-generation test for Mycobacterium tuberculosis (TB) with increased sensitivity to aid in detection of patients with smear-negative TB, which is often associated with HIV co-infection. Xpert MTB/RIF Ultra will run on our existing 6-color GeneXpert Systems. FIND agreed to fund up to $3.0 million in development costs throughout the two-year contract. In December 2015, we announced an extension of our collaboration with FIND to bring point-of-care tuberculosis diagnosis to all levels of the health system in low and middle-income countries. The work under the collaboration will focus on evaluating and implementing our new GeneXpert Omni system, which we expect to launch in 2016, and Xpert MTB/RIF Ultra test, in addition to assessing the system's cloud-based connectivity.
MTB/RIF Buy-Down Program for the HBDC Market. Beginning in August 2012, we announced the first in a series of agreements with the Bill & Melinda Gates Foundation (“BMGF”), the United States President’s Emergency Plan for AIDS Relief (PEPFAR), the United States Agency for International Development (USAID) and UNITAID to buy-down the price of the Xpert MTB/RIF test in an effort to drive adoption of the technology as a critical tool in interrupting the transmission cycle of tuberculosis in HBDCs. The purpose of the buy-down program was to decrease the price per test of Xpert MTB/RIF for HBDC customers to $9.98. Under the agreements, BMGF funded $3.5 million, USAID/PEPFAR funded $3.5 million and UNITAID funded $3.2 million.
Xpert Ebola. In November 2014, we announced a grant award of up to $3.4 million co-financed by the Paul G. Allen Family Foundation and the BMGF to develop Xpert Ebola, a fast Ebola test to be run on our GeneXpert Systems.
Henry Schein. In January 2016, we entered a non-exclusive distribution agreement with Henry Schein to sell our GeneXpert System and menu of 18 Xpert tests spanning healthcare associated infections, critical infectious disease, and sexual health into non-acute laboratories in the United States. Henry Schein will also distribute Cepheid’s future CLIA-waived products when they become available, including the GeneXpert Omni and the CLIA-waived Xpert Flu+RSV assay that is available today.
MANUFACTURING
In our manufacturing facilities, we produce reagents and tests for use on our GeneXpert and SmartCycler systems. Our cartridge manufacturing operation is largely vertically integrated, from plastics and chemistries, through cartridge assembly and completion. We assemble our disposable reaction tubes and cartridges on custom, automated assembly lines, which can be systematically replicated as we expand our production capacity. Our primary manufacturing locations for reagents and tests are in Sunnyvale, California and Stockholm, Sweden.
For manufacturing of our GeneXpert systems, we use a single contract manufacturer. This outsourced manufacturing approach, which was implemented in fiscal 2015, allows us to focus our resources on the design, sales and marketing of our products.
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
BACKLOG
Our aggregate backlog totaled $30.7 million and $31.7 million as of December 31, 2015 and 2014, respectively. Our backlog is comprised of firm orders, all of which are expected to be converted into sales in 2016. Some of our customers may cancel or reschedule orders without substantial penalty. We do not believe that aggregate backlog as of any particular date is indicative of future revenue.
COMPETITION
We face intense competition from a number of companies that offer products in our target markets, some of which have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. These competitors include:

•	companies developing and marketing sequence detection systems for production of laboratory-developed tests;

•	diagnostic companies; and

•	companies developing or offering biothreat detection technologies.
Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (acquired by Thermo Fisher Scientific) and F. Hoffmann-La Roche Ltd. (“Roche”) sell systems integrating DNA amplification and detection to the commercial market. Roche, Abbott Laboratories (“Abbott”), Becton Dickinson and Company, Qiagen N.V., Hologic Inc., Luminex Corporation, Meridian Bioscience, Inc., bioMerieux SA, and Quidel Corporation sell nucleic acid detection systems, some with separate robotic batch DNA purification systems, and sell reagents to the Clinical market. Other companies, such as Nanosphere Inc., Alere Inc. (which announced an agreement to be acquired by Abbott in February 2016), and GenMark Diagnostics, Inc., offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.
In many instances, particularly in the clinical genetics assessment area, our competitors have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. If we fail to compete effectively against these and other competitors, we could lose sales, and our business will be harmed.
We believe that the principal competitive factors affecting sales of molecular diagnostic systems include the test accuracy, ease of use, total cost ownership, price, breadth of test menu, and reliability. We believe our products better integrate the various processes associated with DNA and RNA analysis than other currently available equipment, and that the speed, portability, flexibility, reliability and ease of use of our products are competitive.
GOVERNMENT REGULATION
In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. For more information about government regulation, see "Risk Factors - The regulatory processes applicable to our products and operations are expensive, time-consuming and uncertain, and may prevent us from obtaining required approvals for the commercialization of some of our products" in Item 1A of this Form 10-K.
INTELLECTUAL PROPERTY
We integrate capabilities in system design, development, production and DNA amplification technologies, along with design, development and manufacture of primers, probes, dyes, quenchers and other individual reagent components. We have and are continuing to develop our own proprietary intellectual property along with licensing specific third-party technologies.
Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that includes technologies that we license. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. For more information about our ability to maintain and develop our competitive position with respect to intellectual property, see "Risk Factors - If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer" in Item 1A of this Form 10-K.

We could be subject to third-party claims that we require additional licenses for our products, and such claims would interfere with our business. From time to time, third parties have contacted us regarding their intellectual property, whether to license intellectual property, or in some instances, alleging potential infringement. If our products infringe the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products. Even if our products were determined not to infringe the intellectual property rights of others, we could incur substantial costs in defending any such claims. Please refer to Part I, Item 3 “Legal Proceedings” for a discussion of current litigation surrounding intellectual property rights.
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
In January 2007, we entered into a sublicense agreement with bioMerieux SA, pursuant to which bioMerieux SA granted us a non-exclusive, worldwide, irrevocable sublicense to certain patents that relate to the diagnosis of MRSA. The patents are owned by Kainos Laboratories Inc. and Professor Keiichi Hiramatsu and have been exclusively licensed to bioMerieux SA with the right for bioMerieux SA to sublicense. Under the sublicense agreement, and subject to certain limitations set forth therein, we are able to use the licensed rights to develop and sell products for use with our GeneXpert and SmartCycler systems.
In February 2013, we entered into exclusive license agreements with Oregon Health and Science University ("OHSU") related to breast and prostate cancer detection. We also entered into exclusive license agreements with Johns Hopkins University ("JHU") related to breast and pancreatic cancer detection in July 2015. Under these license agreements, we will be able to make, use, distribute and sell products incorporating patented technology from both OHSU and JHU for use with our GeneXpert system.
We intend to actively pursue acquisitions of additional molecular markers and/or complementary products, technologies or companies in the fields of oncology, critical infectious diseases and other fields appropriate for molecular diagnostics.
ACQUISITIONS
In October 2014 we re-acquired certain product distribution rights and acquired customer relationship assets from a former distributor for $21.0 million, of which $18.0 million and $3.0 million was paid in fiscal 2014 and 2015, respectively. In 2013, we acquired local distributors’ businesses and assets in foreign markets for total consideration of $3.7 million, net of cash received.
EMPLOYEES
As of December 31, 2015, we had approximately 1,700 full-time equivalent employees worldwide. At December 31, 2015, none of our U.S. employees were represented by a labor union. Many of our employees in Sweden are represented by labor unions and employed under a collective bargaining agreement. We consider our employee relations to be good.
SEASONALITY
Our sales may be subject to seasonal fluctuations driven primarily by the timing and severity of seasonal illnesses such as influenza, respiratory syncytial virus, enteroviruses, and norovirus which are most prevalent in the first and fourth calendar quarters of the year.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table and discussion set forth certain information with regard to our current executive officers as of February 25, 2016:

Name	Age	Position
John L. Bishop	71	Chairman and Chief Executive Officer
Warren Kocmond	56	President and Chief Operating Officer
Daniel E. Madden	48	Executive Vice President, Chief Financial Officer
Michael Fitzgerald	56	Executive Vice President, Global Human Resources
Scott A. Campbell, Ph.D.	46	Corporate Vice President and Chief Regulatory Officer
David H. Persing, M.D., Ph.D.	60	Executive Vice President, Chief Medical and Technology Officer, and Director
Peter Farrell	51	Executive Vice President of Worldwide Commercial Operations
William E. Murray	62	Executive Vice President, General Counsel and Chief Privacy Officer
John L. Bishop. Mr. Bishop joined us as Chief Executive Officer and as a director in April 2002 and became the Chairman of the Board of Directors in February 2013. Mr. Bishop served as President and a director of Vysis, Inc., a genomic disease management company that was acquired by Abbott, from 1993 to 2002 and as Chief Executive Officer from 1996 to 2002. From 1991 until 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, of Source Scientific Systems, a biomedical instrument manufacturing company. From 1984 to 1986, Mr. Bishop was President and Chief Operating Officer of Gen-Probe From 1968 to 1984, Mr. Bishop held various management positions with American Hospital Supply Company and its affiliates, including a three-year assignment in Japan as an Executive Vice President and Chief Executive Officer of International Reagents Corp., a joint venture between American Hospital Supply Company and Green Cross Corporation. Mr. Bishop served as a director of Conceptus, Inc. and a member of its compensation committee until its acquisition by Bayer HealthCare LLC in June 2013. In addition, he has been a member of the AdvaMed Dx Board, since 2010, was elected Chairman of the Board in December 2013, and has served as a director of Veracyte, Inc., since November 2014.
Warren Kocmond. Mr. Kocmond joined us as Executive Vice President, Global Operations in May 2013 and was promoted to Executive Vice President and Chief Operating Officer in October 2014 and was promoted to President and Chief Operating Officer in February 2016. Prior to joining us, Mr. Kocmond served as Vice President of Global Operations at Lam Research Corporation, a wafer fabrication equipment and services supplier, from February 2012 until April 2013, where he was responsible for globally dispersed operations including a multi-billion dollar supply chain. From August 2009 until October 2011, Mr. Kocmond served as Executive Vice President, Memory Products Group and Global Operations at Verigy, Ltd., now a wholly owned subsidiary of Advantest Corp., a provider of semiconductor automatic test equipment. Mr. Kocmond served as the Chief Operating Officer of Electroglas, Inc., a supplier of semiconductor manufacturing equipment and software, from May 2008 until February 2009 when he was promoted to Chief Executive Officer and served in that role until July 2009. Prior to that, from May 2007 until May 2008, Mr. Kocmond served as the Senior Vice President of Global Operations for Affymetrix, Inc., a manufacturer of DNA microarrays.
Daniel E. Madden. Mr. Madden was promoted to Executive Vice President, Chief Financial Officer in August 2015 after serving as Vice President and Corporate Controller since June 2014. Additionally, from February 2015 through April 2015, he also served as our Acting Chief Financial Officer. Prior to joining us, from November 2012 through January 2014, Mr. Madden served as Vice President Finance and Corporate Controller of Symmetricom, Inc., a timekeeping technology developer, manufacturer and supplier, which was acquired by Microsemi Corporation in November 2013. From March 2008 through November 2012, Mr. Madden served as Vice President, Finance and Investor Relations of Symmetricom, Inc. From September 2005 through March 2008, Mr. Madden served as Vice President and Corporate Controller of Sonic Solutions, a computer software company. Mr. Madden began his career with Ernst & Young.
Michael Fitzgerald. Mr. Fitzgerald was promoted to Executive Vice President, Global Human Resources in January 2014, after serving as our Senior Vice President, Human Resources from January 2012 until January 2014. Prior to joining us, Mr. Fitzgerald was Senior Vice President of Human Resources at Verigy, Ltd (now a part of Advantest Corp.) from 2010 to 2012. Prior to Verigy, Mr. Fitzgerald was Vice President of Human Resources at Varian, Inc. (acquired by Agilent Technologies) from 2007 to 2010, and prior to that, he held various HR roles culminating in becoming the Global Director of HR Strategy and Planning for Vodafone Group, PLC from 1995 to 2006. He earned a bachelor’s degree in Political Science from the University of California, Berkeley, a master’s degree in Industrial Relations and Personnel Management from the University of London’s London School of Economics and Political Science, and a master's degree in management at McGill University in Montreal, Canada as part of the International Masters in Practicing Management Program. He is a current participant in the postgraduate diploma in applied social studies program at Trinity College, Dublin.

Scott A. Campbell, Ph.D. Dr. Campbell joined our Clinical Affairs group in 2010 and has held several positions of increasing responsibility prior to his appointment as our Chief Regulatory Officer in August 2015 and Corporate Vice President in September 2015. Prior to joining us, Dr. Campbell was Director of Clinical Affairs, and earlier, Director of Marketing for Nucleic Acids at Nanosphere from 2006-2010.  From 2003-2006, Dr. Campbell was the Executive Director of Marketing at Third Wave Technologies (now a part of Hologic, Inc.), and from 2001 to 2003, Dr. Campbell held various technical support, marketing, and strategic product development roles at Vysis, Inc. (now a part of Abbott Molecular).
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
William E. Murray. Mr. Murray was promoted to Executive Vice President, General Counsel and Chief Privacy Officer in January, 2016. He joined us in 2010 as Vice President, IP - Oncology, responsible for Cepheid's cancer diagnostics business development. He assumed responsibility for worldwide commercial legal support in October 2011 and was appointed Chief Privacy Officer in October 2013. From 2002 to 2010, Mr. Murray was Division Counsel, Abbott Laboratories, responsible at various times for non-litigation patent matters for Abbott Diagnostics, Abbott Molecular and Abbott Point of Care.  Prior to Abbott, Mr. Murray served as Vice President, General Counsel and Secretary of Vysis, Inc. from 1994 to 2001.  Mr. Murray began his legal career with Amoco Corporation in 1983.

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
We incurred operating losses in each annual fiscal year since our inception, except for 2011. For 2015 and 2014, we experienced a net loss of $48.5 million and $50.1 million, respectively. As of December 31, 2015, we had an accumulated deficit of approximately $342.2 million. We do not expect to be profitable for fiscal 2016 and our ability to be profitable in the future will depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional GeneXpert tests, our ability to successfully expand our United States sales organization and international commercial operations and the success of our sales organization in selling our systems and tests, the success of GeneXpert Omni, our new point-of-care diagnostic platform, the success of our distributor relationships, particularly in expanding our offerings into non-acute care laboratory customers, including moderately complex physician office labs, our ability to secure regulatory approval of additional GeneXpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of GeneXpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenue from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations, including those associated with ramp-up of new products; increases in costs related to our distributor relationships; our ability to improve manufacturing efficiencies; our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of, and compliance with regulatory processes for, potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; the impact of foreign currency exchange rates; and the prices at which we are able to sell our GeneXpert systems and tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. For example, our gross margin for the third quarter of 2015 was lower than expected due primarily to a higher proportion of lower-margin HBDC business and less commercial business as well as higher than expected manufacturing expenses associated with the ramp-up to volume of our newest virology tests. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.
Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future United States federal government budgetary negotiations, variability and timing of orders and delays in our customer billing, and the impact of foreign currency exchange rates. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenue and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, including the relative mix of instrument and test sales, as well as the revenue contribution from our HBDC program, which has a lower gross margin than our commercial sales. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale up and restructuring activities. Additionally, in July 2014, we began to self-insure for a portion of employee health insurance coverage and we estimate the liabilities associated with the risks retained by us, in part, by considering actuarial assumptions which, by their nature, are subject to a high degree of variability. If the number or severity of claims for which we are self-insured increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results may be affected. Additionally, we had higher than expected operating expenses and lower than expected gross margin for the third quarter of 2015, which were primarily driven by a higher proportion of lower-margin HBDC business and less commercial business and higher than expected manufacturing costs associated with the ramp-up to volume of our newest virology tests. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.
If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenue could be diminished, and our gross margin may be negatively impacted.
Our revenue and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. In the past, we have experienced lower than expected revenue due to intermittent interruptions in our supply chain, which also negatively impacted the efficiency of our manufacturing operations and our resulting gross margin. In addition, we may incur unexpected expenses in connection with the manufacturing scale-up of new products, which could negatively impact our gross margin. For example, in the third quarter of 2015, higher than expected manufacturing costs associated with new test ramp-up contributed to lower than expected gross margin.
We recently expanded our existing relationship with a contract manufacturer, which was previously responsible for the manufacture of a significant portion of our GeneXpert systems to now include the complete manufacturing, assembly, and testing of our GeneXpert systems. This outsourced manufacturing approach was fully in place as of the end of fiscal 2015. We create estimates in order to schedule production runs with this contract manufacturer. To the extent system orders materially vary from our estimates, we may experience constraints in our systems production and delivery capacity.
Any future interruptions we or our contract manufacturer experience in the manufacturing or shipping of our products in sufficient quantities and on a timely basis could delay our ability to recognize revenue and adversely affect our operating results in a particular quarter, could adversely affect our relationships with our customers, and could erode customer confidence in our product availability. Manufacturing problems can and do arise, as evidenced by our higher than expected manufacturing costs associated with new test ramp-up in the third quarter of 2015, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. In the past, we have experienced problems and delays in production that have impacted our product yield and the efficiency of our manufacturing operations and caused delays in our ability to ship finished products, and we, or our contract manufacturer, may experience such delays in the future. We may not be able to react quickly enough to ship products and recognize anticipated revenue for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity and inventory in order to minimize such delays, which carry fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins.

We have a limited number of suppliers for critical product components, and a contract manufacturer for the manufacture and assembly of our systems, and our reliance on such suppliers and contract manufacturer exposes us to increased risks associated with quality control, production delays and costs.
We depend on a limited number of suppliers for some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. We also depend on a contract manufacturer for the manufacture and assembly of our systems and we recently expanded our existing relationship with this contract manufacturer, which was previously responsible for the manufacture of a substantial portion of our systems, to cover the manufacture and final assembly of all of our systems. During the fourth quarter, we completed our transition to having a contract manufacturer wholly responsible for the manufacture and final assembly of the entire line of GeneXpert systems. Strategic purchases of components are necessary for our business, but our reliance on a limited number of suppliers and a single contract manufacturer could expose us to reduced control over product quality and product availability, which could lead to product reliability issues and/or lower revenue and product shortages as a result of manufacturing capacity issues at our contract suppliers or manufacturer, or failure to adequately forecast demand for our components or systems. In addition, we cannot be certain that our suppliers or contract manufacturer will continue to be willing and able to meet our requirements according to existing terms or at all. If alternative suppliers or contract manufacturers are not immediately available, we will have to identify and qualify alternative suppliers or contract manufacturers and we could experience production delays and additional costs. We may not be able to find adequate alternative suppliers or contract manufacturers in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, in the past, we have experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty. We cannot be assured that our suppliers or contract manufacturer will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need or to manufacture and assemble our systems. If we are unable to obtain the key source supplies for the manufacture of our products or we experience interruptions in the manufacture and assembly of our systems, product shipments may be delayed, which could harm customer relationships and our distributor relationships or force us to curtail operations or temporarily cease production of our products.
If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate sales will be diminished.
We have a relatively small sales force compared to some of our competitors. Further, we recently consolidated our global commercial operations under a single executive to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. Our former Executive Vice President, International Commercial Operations, who joined us in June 2014, transitioned into the new role of Executive Vice President, Worldwide Commercial Operations in October 2014, where he is responsible for his prior duties and for our North American commercial operations, including the on-going expansion of our United States sales organization. Over the past 12 months, we have significantly increased the size of our United States sales force and redesigned our sales territories, both of which were substantially more disruptive on our sales than we had anticipated. It has also taken us more time than expected to recruit and train new hires for our sales team.
Additionally, in 2014 and 2015, we significantly restructured our marketing organization. We appointed the head of our marketing organization in mid-2014 and hired several new leaders in specific market segments during 2015. However, our marketing team has only worked together for a short period of time.
If we are unable to successfully scale our sales operations, successfully manage the increase in sales force and the related territory realignment and our marketing organization is unable to support our sales, our ability to expand our business and grow sales could be harmed and our expenses could increase. If the size of our sales force, recent changes to the organization of our sales force or other issues cause our direct selling efforts to fail, our business expansion plans could suffer and our ability to generate sales could be diminished, which would harm our business.
Our sales cycle can be lengthy, which can cause variability and unpredictability in our operating results.
The sales cycles for our systems can be lengthy, particularly during times of uncertain economic and political conditions, which makes it more difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period. For example, sales of our products often involve purchasing decisions by large public and private institutions where any purchases can require many levels of approval. Additionally, participants in our HBDC program may be dependent on funding from governmental agencies and/or non-governmental organizations; as a result, such customers’ purchase decisions may not be within their direct control and may be subject to lengthy administrative processes. Accordingly, the sales cycle in our HBDC program is lengthy and unpredictable. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

If we cannot successfully commercialize our products, our business could be harmed.
If our tests for use on our systems do not continue to gain market acceptance or the launch of our GeneXpert Omni, our new point-of-care diagnostic platform, is not successful, we will be unable to generate significant sales growth, which may prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	our ability to fulfill orders;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for tests under development;

•	the timing of market entry for various tests for the GeneXpert systems and our new point-of-care diagnostic platform;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare-associated infections;

•	the extent and success of our marketing and sales efforts;

•	the effectiveness of our distribution agreements, particularly in expanding our offerings into non-acute care laboratory customers, including moderately complex physician office labs;

•	the functionality of new products that address market requirements and customer demands;

•	the pricing of our products;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.
In particular, we believe that the success of our business will depend in large part on our ability to continue to increase sales of our Xpert tests and our ability to introduce additional tests for the Clinical market and the successful launch of GeneXpert Omni, our new point-of-care diagnostic platform. We believe that successfully expanding our business in the Clinical market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market.

The regulatory processes applicable to our products and operations are expensive, time-consuming and uncertain, and may prevent us from obtaining required approvals for the commercialization of some of our products.
In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval from the FDA prior to marketing. In general, there are two types of FDA review processes applicable to our products: a premarket approval (“PMA”) and a 510(k) clearance. The PMA review process is much more costly, lengthy and uncertain, and generally takes from six months to one year or longer from submission, depending on whether an FDA advisory panel meeting is necessary. The 510(k) review process usually takes approximately 90 days from submission, although the process can take longer. Clinical studies are generally required to support both PMA and 510(k) submissions. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes in the United States, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. Products intended for use in point-of-care settings, such as those intended to be used outside of the typical hospital laboratory environment (e.g., a physician office laboratory), require supplemental human factors clinical studies and an additional regulatory submission known as a CLIA waiver application. CLIA waiver applications may be submitted concurrently with a PMA or 510(k), or sequentially after a PMA or 510(k) review has been completed. Concurrent review of a CLIA waiver application with a PMA or 510(k) takes approximately 210 days from submission. Sequential review of a CLIA waiver application after a PMA approval or 510(k) clearance takes approximately 180 days from submission. Clinical trials are expensive and time-consuming, as are human factors studies required for a CLIA waiver. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. We continue to monitor the FDA Office of In Vitro Diagnostics and Radiological Health's ("OIR") implementation of its plan of action and analyze how its decisions will impact the approval or clearance of our products and our ability to improve our systems and tests. The OIR also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, following an Institute of Medicine report on the 510(k) regulatory process that was released in late July 2011. Many of the actions proposed by the OIR could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted. In 2014, the FDA issued several important guidance documents on assessing risks and benefits associated with use of a 510(k) approach for PMA products, pre- and post-market balance, expedited PMA, and on oversight of laboratory developed tests. While the overall goal of these guidance documents was to streamline the regulatory process by applying a risk-based approach to the requirements for data collection in the pre- and post-market periods, it is uncertain how the guidance documents will actually be implemented. Likewise, the oversight of laboratory developed tests would require laboratories that compete with high risk (PMA) tests to go through FDA review. It is unclear if this guidance will be finalized. If it is, competition for PMA tests from laboratories would be reduced.
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

Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. For example, on July 27, 2015 Cepheid received a warning letter from the FDA regarding the Xpert Norovirus test describing deficiencies in the production quality system at Cepheid’s Stockholm, Sweden manufacturing facility. We are working with the FDA on resolution of the deficiencies. The Xpert Norovirus test manufactured in Sweden is not sold or distributed in the United States. As a result, it is our expectation that routine production and sale of the Xpert Norovirus test in the United States will not be affected. International sales of this test are not subject to FDA regulation. Until we successfully resolve the issues raised in the warning letter, the FDA will not approve any Cepheid Class III product. Cepheid has some Class III products currently in development but these are not currently expected to be available until 2017.
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
In 2010, the United States President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries, including a requirement that medical device manufacturers pay an excise tax (or sales tax) of 2.3% of certain United States medical device revenue. Following additional legislation, the medical device excise tax will apply beginning on January 1, 2018. This excise tax will apply to all or most of our products sold within the United States and may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations
Legislative changes have been proposed and adopted since the PPACA was enacted. For example, on August 2, 2011, the United States President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, which could mean that such providers have less available funds to purchase our products.
The Protecting Access to Medicare Act of 2014 (“PAMA”) will require applicable laboratories to report all private payor reimbursement rates and the volumes for each test it performs. Although a final rule has yet to be published, the statute requires that Medicare establish reimbursement rates based on the weighted median of private insurance reimbursement rates effective January 1, 2017. The new Medicare rates would be subject to a maximum reduction of 10% a year for the initial three year period and a maximum of 15% a year for the subsequent three year period. There is no limit on the amount of potential rate increases. As a result, some of our customers in the United States may experience lower Medicare reimbursement rates for our products, which may adversely affect our business, financial condition and results of operations.
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

•	our HBDC program has lower gross margins and, therefore, growth in our HBDC program as a percentage of total revenue negatively impacts our gross margins as a whole; and

•
our collaborative partners and other supporters, such as FIND, BMGF, USAID, UNITAID and the World Health Organization, may cease to devote financial resources to or otherwise cease to support our HBDC program, which may result in excess capacity and higher production costs.

Continued unpredictable sales cycles and lower gross margins and/or an adverse development relating to one or more of these risks could negatively impact our business, results of operations and financial condition. Additionally, our HBDC program facilitates the expansion of our commercial operations into additional geographic locations and, to the extent that our HBDC program is ineffective as a result of one or more of these risks, the international expansion of our commercial operations could suffer.
We may face risks associated with acquisitions of companies, products and technologies and our business could be harmed if we are unable to address these risks.
In order to remain competitive, obtain key competencies, consolidate our supply chain or sales force, acquire complementary products or technologies, or for other reasons, we may seek to acquire additional businesses, products or technologies. Even if we identify an appropriate acquisition or are presented with appropriate opportunities to acquire or make other investments, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, consummating the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. For example, in 2012, we acquired one of our plastic molders; in 2013, we acquired distributors in two of our international locations; and in 2014, we re-acquired certain product distribution rights and acquired customer relationship assets from a former distributor in the United States. We have limited experience in successfully acquiring and integrating businesses, products and technologies, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits of such acquisitions or investments, including our recent acquisitions. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate companies, assets, products or technologies that we acquire or if we fail to successfully exploit acquired product distribution rights and maintain acquired relationships with customers, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments or issue shares of common stock as consideration in the acquisition, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Furthermore, identifying, contemplating, negotiating or completing an acquisition and integrating an acquired business, product or technology could significantly divert management and employee time and resources.

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, the recent strengthening of the United States dollar compared to foreign currencies, the volatility of the capital markets in the United States and abroad, and monetary and international financial uncertainties. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we might experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with improved global economic conditions, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence or worsening of any economic slowdown or the sustainability of improved economic conditions, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.
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
We face intense competition from a number of companies that offer products in our target markets, some of which have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, these competitors may offer broader product lines and tactical discounts and have greater name recognition. These competitors include:

•	companies developing and marketing sequence detection systems for production of laboratory-developed tests;

•	diagnostic companies; and

•	companies developing or offering biothreat detection technologies.
Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (acquired by Thermo Fisher Scientific) and Roche sell systems integrating DNA amplification and detection to the commercial market. Roche, Abbott, Becton Dickinson and Company, Qiagen N.V., Hologic Inc., Luminex Corporation, Meridian Bioscience, Inc., bioMerieux SA, and Quidel Corporation sell nucleic acid detection systems, some with separate robotic batch DNA purification systems, and sell reagents to the Clinical market. Other companies, such as Nanosphere Inc., Alere Inc. (which announced an agreement to be acquired by Abbott in February 2016), and GenMark Diagnostics, Inc., offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.
In addition, consolidation trends in the pharmaceutical and biotechnology industries, such as Abbott’s announced acquisition of Alere, have served to create fewer customer accounts and to concentrate purchasing decisions for some customers. Moreover, customers may believe that consolidated businesses are better able to compete as sole source vendors and therefore, prefer to purchase from such businesses.

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products technologically obsolete or uneconomical by reducing the prices of their competing products. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development or manufacturing of such products or problems related to our distribution agreements or the effectiveness of our sales team, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape. If we fail to compete effectively, we could lose sales, and our business will be harmed.
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
In the future, if our products experience a material defect or error, this could result in loss or delay of revenue, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market. Furthermore, any product failure in the overall USPS BDS program, even if it is unrelated to our products, could harm our business. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our products could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

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
We depend on relationships with distributors for the marketing and sales of our products in the Clinical and Non-Clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which are key to our long-term growth strategy. For example, we recently entered into a significant, non-exclusive agreement with a distribution partner offering our GeneXpert Systems to its non-acute care laboratory customers in the United States and intend to enter into additional distribution agreements to penetrate this market. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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
If any of our distribution agreements are terminated or if we elect to distribute products directly, as occurred in October 2014 when we terminated our distribution agreement with the Laboratory Supply Company and transitioned the smaller hospital market from a distributor sales model to a direct sales model, we may incur one-time costs related to such termination. Additionally, we will have to invest in alternative distribution agreements or additional sales personnel, which would increase future selling expenses and result in transition risks, such as difficulties maintaining relationships with specific customers and hiring appropriately trained personnel, any of which could result in lower revenue than we previously received from our distributor in that market. Further, if we elect to distribute new products directly in other markets or in new geographic regions, then we would be exposed to similar risks.
As we seek to enter into other distribution arrangements, we may not be able to enter into new distribution agreements on satisfactory terms, or at all. For example, we may desire to distribute our new point-of-care diagnostic platform through distributors and may not be able to enter into agreements relating to such distribution on satisfactory terms, or at all. If we fail to enter into acceptable distribution agreements or fail to successfully market our products, including our new point-of-care diagnostic platform, our product sales may decrease or we may be unable to successfully launch our new point-of-care diagnostic platform.
We rely on licenses of key technology from third parties and may require additional licenses for many of our new product candidates.
We rely on third-party licenses to be able to sell many of our products, and we could lose these third-party licenses for a number of reasons, including, for example, early terminations of such agreements due to breaches or alleged breaches by either party to the agreement. If we are unable to enter into a new agreement for licensed technologies, either on terms that are acceptable to us or at all, we may be unable to sell some of our products or access some geographic or industry markets. We also need to introduce new products and product features in order to market our products to a broader customer base and grow our revenue, and many new products and product features could require us to obtain additional licenses and pay additional license fees and royalties. Furthermore, for some markets, we intend to manufacture reagents and tests for use on our systems. We believe that manufacturing reagents and developing tests for our systems is important to our business and growth prospects but may require additional licenses, which may not be available on commercially reasonable terms or at all. Our ability to develop, manufacture and sell products, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed. We may not be able to obtain or renew licenses for a given product or product feature or for some reagents on commercially reasonable terms, if at all. Furthermore, some of our competitors have rights to technologies and reagents that we do not have, which may put us at a competitive disadvantage in certain circumstances and could adversely affect our performance.

We may be subject to third-party claims that require additional licenses for our products and we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part I, Item 3 “Legal Proceedings.” At this point in time we believe that it is probable that the Roche arbitration proceeding disclosed in Part I, Item 3 “Legal Proceedings” could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in our consolidated balance sheet. This continues to be our best estimate for this potential loss as of December 31, 2015. Further, if we were to incur a loss in the arbitration proceeding, depending on the ruling, we could also be responsible for certain attorney’s fees and interest. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur additional material losses but an estimate of such a charge cannot be made at this time. Additionally, in September 2012, we entered into an agreement with Abaxis pursuant to which, in exchange for a one-time payment by us to Abaxis of $17.3 million, all present and future litigation relating to the alleged infringement of certain Abaxis patents by us and our counterclaims against Abaxis were resolved. Even if we are successful in defending against any current or future patent claims, we would likely incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.
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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the United States Patent and Trademark Office (the "USPTO"), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property or otherwise act improperly in relation to our proprietary information, and we may not have adequate remedies for the breach or improper actions. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our proprietary rights could result in disputes and legal proceedings that could be costly and divert attention from our business. For example, the America Invents Act enacted proceedings involving various forms of post-issuance patent review proceedings, such as IPR and covered business method review. These proceedings are conducted before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office. Each has different eligibility criteria and different types of challenges that can be raised. The IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a patent on the grounds that it was known from the prior art. Recently, entities associated with hedge funds have begun challenging valuable pharmaceutical patents through IPR proceedings. The filing of such proceedings or the issuance of an adverse decision in such proceedings could result in the loss of valuable patent rights that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. For example, in the second quarter of 2015, an individual, whose association with us has since been terminated, accessed our system and downloaded material in an unauthorized manner. Such data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose other confidential information and sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. There can be no assurance that our systems and data protection efforts will prevent future business interruptions or loss or corruption of data.

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
We conduct operations on a global basis. These operations are subject to a number of difficulties and special costs, including:

•
compliance with multiple, conflicting and changing governmental laws and regulations, including United States laws such as the Foreign Corrupt Practices Act and local laws that prohibit bribes and certain payments to governmental officials such as the UK Bribery Act 2010, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, governmental rebate requirements and export requirements;

•	increased regulatory risk, including additional regulatory requirements different or more stringent than those in the United States;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	exposure to risks associated with sovereign debt uncertainties in Europe and other foreign countries;

•	difficulties in collecting accounts receivable or longer payment cycles;

•	bank guarantee requirements;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	reliance on partners with local expertise and resources (for example, our relationship with a partner in India related to delivery, installation and acceptance of certain of our systems in India);

•	difficulties and expense in enforcing intellectual property rights;

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
We intend to expand our international sales and marketing activities, including through our direct sales operations and through relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering geographic markets that are less receptive to sales from foreign entities. Our reliance on international distribution partners may subject us to increased financial and operational risk, as our revenue and costs will be impacted by how successfully such distribution partners sell our products in international markets.
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
Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services, require mandatory rebates to the government, or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business.
Further, as we continue to expand our operations worldwide and potentially sell our products and services to governmental institutions, compliance with Foreign Corrupt Practices Act and local laws that also prohibit corrupt payments to governmental officials such as the UK Bribery Act 2010 will become increasingly more important and we will need to continue to enhance our internal controls to ensure compliance with applicable laws and regulations.
We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.
We plan to make substantial investments of both time and money as part of our continued and existing expansion into new geographic markets. For example, we expect to expand our operations in China and Japan in 2016. When we expand into new geographic markets, we incur set up costs for new personnel, facilities, travel, inventory and related expenses in advance of securing new customer contracts. We may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements including additional regulatory filing and approval requirements for our products, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that we will face increased competition in any new markets as other companies attempt to take advantage of the new market opportunities, and any such competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results. Further, even if our geographic expansion is successful, failure to effectively manage our growth in a cost-effective manner could result in declines in customer satisfaction, increased costs or disruption of our operations.
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

We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. We cannot predict future fluctuations in the foreign currency exchange rate. If the United States dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline. For example, the impact of foreign currency exchange contributed to lower than expected revenue and gross margin for fiscal 2015.
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
We are highly dependent on the principal members of our management, scientific, and engineering staff and on the development of adequate succession plans for such employees. If we lose the services of any of these persons and we are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy, which could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical, sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining, developing and training personnel, including management, with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. For example, our former Chief Financial Officer ("CFO"), who had served as CFO since April 2008, left Cepheid in February 2015, and his successor, who was appointed in April 2015, left Cepheid in August 2015. Following his departure, we announced the appointment of our new CFO in August 2015. The effectiveness of the new leader in this role and any further transition as a result of this change, could have a negative impact on our results of operations. Additionally, if at any point we are unable to hire, train, develop and retain a sufficient number of qualified employees to support our growth, our ability to conduct and expand our business could be seriously reduced.

We may face issues in connection with our recent implementation of an ERP system.
In order to support our growth, we recently implemented a new ERP system that became operational at the beginning of the first quarter of 2015. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses as we continue to make enhancements to our integrated financial and supply chain management systems. For example, since implementation we have experienced delays in our customer billing and collection processes. Our ERP system implementation and additional enhancements to our financial and supply chain management systems may further disrupt our operations and may not result in improvements that outweigh its costs. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Additionally, our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making further enhancements to our financial and supply chain management systems. Significant disruptions or operational impacts could have a material adverse impact on our results of operation.
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
If a catastrophe strikes our manufacturing or warehousing facilities, we may be unable to manufacture or distribute our products for a substantial amount of time and we may experience inventory shortfalls, which would cause us to experience lost revenue.
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
We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success for our products because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaborations;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by other companies and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources;

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms; and

•	our collaboration may not result in the development of products that achieve commercial success or these collaborations could be terminated prior to developing any products.
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
Our participation in the USPS BDS program may not result in predictable revenue in the future.
Our participation in the USPS BDS program involves significant uncertainties related to governmental decision-making and timing of purchases and is highly sensitive to changes in national priorities and budgets. The USPS continued to report significant losses for the 2015, 2014 and 2013 fiscal years. Budgetary pressures may result in reduced allocations to projects such as the BDS program, sometimes without advance notice. We cannot be certain that actual funding and operating parameters, or product purchases, will occur at currently expected levels or in the currently expected timeframe.

Compliance with laws and regulations governing public company corporate governance and reporting is complex and expensive.
We are subject to laws and regulations affecting our domestic and international operations in a number of areas. Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and The NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Compliance with these laws, regulations and similar requirements can be onerous and inconsistent from jurisdiction to jurisdiction, which has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting, legal and compliance costs. Any such costs that may arise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services more expensive to our customers, delay the introduction of new products in one or more regions or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.
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
The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and is likely to continue to be highly volatile in the future. During fiscal year 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $30.02 to $63.52 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in Sunnyvale, California. As of January 31, 2016, we owned or leased approximately 800,000 square feet of building space, primarily in the United States, of which approximately 83,000 square feet relates to a new headquarters building in Sunnyvale, California that we have not yet occupied. We own a building in Toulouse, France, and the remaining building space we occupy is pursuant to leases expiring through May 2029. Our manufacturing sites are located in the United States and Sweden. In February 2016, we finalized an agreement to purchase an additional 74,000 square feet of building space located in Lodi, California.
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

Based on our ongoing evaluation of the facts and circumstances of the case, we believe that it is probable that this arbitration proceeding could result in a material loss to Cepheid. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in accrued and other liabilities in our consolidated balance sheet and this continues to be our best estimate for this potential loss as of December 31, 2015. If we were to incur a loss in the arbitration proceeding, depending on the ruling of the arbitrators, we could also be responsible for certain attorneys’ fees and interest; however, at this time, we are unable to estimate these potential amounts. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur an additional material charge, but an estimate of such charge cannot be made at this time. We continue to strongly dispute Roche’s claims and intend to vigorously defend against them.
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

On July 16, 2014, Roche filed a lawsuit in the Court, alleging that our Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, we filed our answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable and not infringed. On November 10, 2014, we filed a petition for inter partes review (“IPR”) of the 723 Patent in the USPTO and we filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, we filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, we filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute our second petition for IPR. We believe that the possibility that these legal proceedings will result in a material loss is remote.
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
PRICE RANGE OF COMMON STOCK
Our common stock trades on The NASDAQ Global Select Market under the symbol “CPHD.” The high and low prices for our common stock for each quarter of our two most recent fiscal years, as reported on The NASDAQ Global Select Market, were as follows:

	High	Low
Fiscal year ended December 31, 2015
First Quarter	$59.62	$52.19
Second Quarter	61.15	53.14
Third Quarter	63.52	44.17
Fourth Quarter	45.75	30.02
Fiscal year ended December 31, 2014
First Quarter	$55.89	$44.20
Second Quarter	54.51	40.15
Third Quarter	50.46	36.94
Fourth Quarter	56.47	42.26

On February 18, 2016, the last reported sale price of our common stock on The NASDAQ Global Select Market was $28.40 per share. On February 18, 2016, there were approximately 103 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	6,237,434	$39.38	8,756,000
Equity compensation plans not approved by security holders (4)	203,566	$41.79	—
Total	6,441,000	$39.46	8,756,000

(1)
The number of securities remaining available for future issuance in column (c) includes (1) 2,495,000 shares of common stock authorized and available for issuance under our 2012 Employee Stock Purchase Plan (“2012 ESPP”) and (2) 6,261,000 shares of common stock authorized and available for issuance under our 2015 Equity Incentive Plan ("2015 Plan"). The number of shares authorized for issuance under the 2012 ESPP is subject to an annual increase equal to the lesser of (i) 500,000 shares or (ii) an amount determined by the Compensation and Organizational Development Committee of our Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the 2012 ESPP as of December 31, 2015.

(2)
We issued securities under our 2015 Plan and 2006 Equity Incentive Plan (the "2006 Plan") in forms other than options, warrants or rights. In the future, we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. Under the terms of our 2015 Plan, each award other than a stock option or stock appreciation right will reduce the number of shares remaining available for future issuance in column (c) by 2.17 shares for each share subject to such award.

(3)
We have made awards of restricted stock and restricted stock units under our 2015 Plan and 2006 Plan that do not require a payment by the recipient to us at the time of exercise or vesting. Accordingly, the weighted average exercise price in column (b) does not take these awards into consideration.

(4)
Includes 56,625 shares of common stock issuable to Michael Fitzgerald, an executive officer, 40,625 shares of common stock issuable to Warren Kocmond, an executive officer, and 106,316 shares of common stock issuable to Peter Farrell, an executive officer, each made as non-plan inducement grants pursuant to Section 5635(c)(4) of The NASDAQ Stock Market Rules.

STOCK PRICE PERFORMANCE GRAPH
The following graph compares the cumulative 5-year total shareholder return on Cepheid’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cepheid, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index
 * $100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
Cepheid	100.00	151.25	148.84	205.15	237.98	160.57
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06
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

	Fiscal Year
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Operating Results
Revenue	$538,576	$470,141	$401,292	$331,212	$277,575
Cost of sales	269,864	229,327	207,933	153,365	122,840
Gross profit on revenue	268,712	240,814	193,359	177,847	154,735
Income (loss) from operations	(30,862)	(34,086)	(16,010)	(21,324)	3,815
Net income (loss)	(48,530)	(50,149)	(17,965)	(20,043)	2,627
Per Share Data
Basic net income (loss) per common share	$(0.67)	$(0.72)	$(0.27)	$(0.30)	$0.04
Diluted net income (loss) per common share	(0.67)	(0.72)	(0.27)	(0.30)	0.04
Shares used in computing basic net income (loss) per share	71,928	70,069	67,485	65,812	62,735
Shares used in computing diluted net income (loss) per share	71,928	70,069	67,485	65,812	66,750
Balance Sheet Information
Cash, cash equivalents, short-term investments	$322,715	$293,392	$74,909	$95,779	$115,008
Total assets	821,647	793,574	394,604	331,544	286,670
Short-term obligations:
Current portion of note payable	173	175	194	183	—
Current portion of deferred revenue	12,778	13,447	8,183	9,599	8,176
Long-term obligations:
Note payable, less current portion	820	1,073	1,479	1,685	—
Convertible senior notes, net	287,863	278,213	—	—	—
Accumulated deficit	(342,242)	(293,712)	(243,563)	(225,598)	(205,555)
Total shareholders’ equity	369,983	354,215	285,240	247,542	211,833
Other Data
Working capital	$413,986	$381,264	$148,528	$147,090	$148,153

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGY
We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing in the Clinical and Non-Clinical markets. Our systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. Key elements of our strategy to achieve this objective include:

•
Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system will continue to significantly expand our presence in the Clinical market due to its ability to deliver accurate and fast results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•
primarily moderate complexity CLIA categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists. Additionally, we are entering the CLIA-waived market, which will enable certain of our tests to be run in point-of-care environments. For example, in December 2015, the FDA granted CLIA waiver for our Xpert Flu+RSV Xpress test for use on our GeneXpert System. The Xpert Flu+RSV Xpress is the first PCR panel tests to achieve CLIA waiver, and the first in a series of reference-quality molecular tests that we intend to deliver to the point-of-care market over the next several years;

•
commercial availability in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume testing to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•
notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination, and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity and specificity; and

•
full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “STAT” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•
Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, critical infectious disease, sexual health, virology, oncology and genetics. For example, Xpert HPV, Xpert Carba-R, Xpert Norovirus, Xpert Flu/RSV XC, and Xpert Trichomonas were all made commercially available in all markets that recognize the CE Mark during 2014 and Xpert HIV-1 Viral Load achieved CE Mark in December 2014. In 2015, Xpert Trichomonas received FDA clearance, our Xpert Flu+RSV Xpress received a CLIA waiver from the FDA, and Xpert Ebola received Emergency Use Authorization from the FDA and was listed as eligible for procurement to Ebola-affected countries by the World Health Organization. Our Xpert Ebola test, Xpert HIV-1 Qualitative, Xpert HCV Viral Load, and Xpert BCR-ABL Ultra also achieved CE Mark during 2015. Additionally, in February 2015, we received clearance from the FDA for expanded claims on our Xpert MTB/RIF test. Our cumulative menu now stands at 23 tests that have achieved CE mark available internationally and 19 tests FDA cleared in the United States.

•
Obtain additional target rights. We expect to continue to expand our collaborations with academic institutions and commercial organizations to develop and obtain target rights to various critical infectious disease and oncology targets. In addition, we expect to focus key business development activities on identifying critical infectious disease and oncology targets held by academic institutions or commercial organizations for potential license or acquisition.

•
Extend geographic reach. Our European sales and marketing operations are headquartered in France. As of December 31, 2015, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, India, Japan and the United Arab Emirates. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis in 2016 and future years.

•
Extend High Burden Developing Countries sales programs. We expect to continue to expand our presence in HBDCs following the World Health Organization’s endorsement of the Xpert MTB/RIF test in late 2010 to deliver GeneXpert systems and Xpert tests, including virology and Ebola, to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
We consider our accounting policies related to revenue recognition, impairment of long-lived assets, classification and impairment of our cash, cash equivalents, short -term and non-current investments, litigation settlement, inventory and warranty provisions, stock-based compensation, income taxes, and foreign currency hedging to be critical accounting policies. A number of significant estimates, assumptions and judgments are inherent in our determination of when to recognize revenue, how to evaluate our long-lived-assets, the calculation of our inventory valuation and warranty provisions, settlements related to litigation, valuation of our foreign currency hedges and stock-based compensation expense. We base our estimates and judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements
Please refer to Note 1 of our Consolidated Financial Statements, “Organization and Summary of Significant Account Policies—Recent Accounting Pronouncements,” for a discussion of new and recently adopted accounting guidance.
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
Revenue includes fees for research and development services earned under grants and collaboration agreements, which are recognized on a contract-specific basis. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. For certain contracts, we utilize the proportional performance method of revenue recognition which requires that we estimate the total amount of costs to be expended for a project and recognize revenue equal to the portion of costs incurred to date. We exercise judgment when estimating the level of effort required to complete a project. The estimated total costs to complete a project are subject to revision from time-to-time.

Intangible Assets and Goodwill
Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to 15 years. Amortization of intangible assets is primarily included in cost of sales, research and development and sales and marketing in the Consolidated Statements of Operations.
We review our intangible assets for impairment and conduct the impairment review when events or circumstances indicate that the carrying value of a long-lived asset may be impaired by first estimating the future undiscounted cash flows to be derived from the intangible asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the intangible asset over its estimated fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in our use of acquired assets, our overall business strategy, or significant negative industry or economic trends. We did not recognize any significant impairment charges in 2015 or 2014. In 2013, we recorded an impairment charge of $1.3 million to cost of sales primarily related to acquired technology for one of our legacy products.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth fiscal quarter, or as circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. We continue to operate in one segment, which is also considered to be our sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2015, there has been no impairment of goodwill. We do not have intangible assets with indefinite useful lives other than goodwill.
Cash, Cash Equivalents, Short-Term Investments, and Non-Current Investments
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

Litigation
We are involved in certain legal proceedings, as discussed in Note 9 of our Consolidated Financial Statements, “Commitments, Debt obligations, Contingencies and Legal Matters”. We regularly assess the probability and range of possible loss based on the developments in these matters. If we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, we record a liability in the financial statements. If a reasonable estimate of a probable loss cannot be made, but we are able to estimate the potential range of probable loss, we record a liability based on the low-end of the estimated range of loss. If a loss is not probable but is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. We expense legal fees as incurred.
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

We warrant our systems to be free from defects generally for a period of 12 to 24 months from the date of sale and for our disposable products, to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future failure rates and the related estimated cost of repair or replacement. Significant increases in the failure rates of our products could lead to increased warranty costs and require us to increase our warranty provision.
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
Income Taxes
We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets.
We recognize interest and penalties related to uncertain tax positions in income tax expense. We accrued penalties and interest of $0.3 million during 2015 and in total, as of December 31, 2015, has recognized a liability for penalties and interest of $0.4 million. During 2014 and 2013, we did not recognize any significant interest or penalties related to uncertain tax positions. As of December 31, 2014 and 2013, we had accrued no significant interest or penalties.
Foreign Currency Hedging
We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue, cost of sales and operating expenses denominated in currencies other than the United States dollar. We also enter into non-qualifying foreign currency forward contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is recognized into earnings within the same financial statement line item as the hedged item in the period during which the hedged transaction is realized. Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or discontinued cash flow hedges, if any, are recognized in current earnings. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results. Our foreign currency cash flow hedges generally mature within twelve months.

Results of Operations
Comparison of Years Ended December 31, 2015, 2014 and 2013
Revenue
The following table illustrates the components of revenue (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Revenue by market:
Clinical Systems	$82,999	$84,695	$(1,696)	(2)%	$84,695	$66,980	$17,715	26%
Clinical Reagents	426,914	356,427	70,487	20%	356,427	292,941	63,486	22%
Total Clinical	$509,913	$441,122	$68,791	16%	$441,122	$359,921	$81,201	23%
Non-Clinical	28,663	29,019	$(356)	(1)%	29,019	41,371	(12,352)	(30)%
Total revenue	$538,576	$470,141	$68,435	15%	$470,141	$401,292	$68,849	17%
Total Clinical revenue increased $68.8 million, or 16%, in 2015 as compared to 2014. Clinical Reagents revenue grew $70.5 million or 20% due to our growing installed base of GeneXpert instruments and our expanding menu of Xpert tests. Clinical Systems revenue decreased $1.7 million, or 2%, primarily driven by lower system sales to customers participating in our HBDC program.
Total Clinical revenue increased $81.2 million, or 23%, in 2014 as compared to 2013. Clinical Systems revenue increased $17.7 million, or 26%, driven by higher system shipments to commercial and HBDC customers, including a large HBDC system sale in China. Clinical Reagents revenue grew $63.5 million or 22% due to our growing installed base of GeneXpert instruments and our expanding menu of Xpert tests.
Non-Clinical revenue in 2015 was comparable to 2014. Non-Clinical revenue decreased $12.4 million, or 30% in 2014 compared to 2013, primarily driven by decreased revenue from anthrax test cartridges sold under the USPS BDS program and decreases in contract, grant and research revenue.
We expect our Clinical revenue to continue to increase in 2016 with the growth of our installed base of GeneXpert systems, the continued expansion of our test menu, and the adoption of additional tests within our customer base. We expect that Non-Clinical market revenue will decline in 2016 compared to 2015.
The following table provides a breakdown of our revenue by geographic regions (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Geographic revenue information:
North America
Clinical	$290,374	$247,120	$43,254	18%	$247,120	$212,362	$34,758	16%
Non-Clinical	27,635	24,905	2,730	11%	24,905	36,998	(12,093)	(33)%
Total North America	$318,009	$272,025	$45,984	17%	$272,025	$249,360	$22,665	9%
International
Clinical	$219,539	$194,002	$25,537	13%	$194,002	$147,559	$46,443	31%
Non-Clinical	1,028	4,114	(3,086)	(75)%	4,114	4,373	(259)	(6)%
Total International	$220,567	$198,116	$22,451	11%	$198,116	$151,932	$46,184	30%
Total revenue	$538,576	$470,141	$68,435	15%	$470,141	$401,292	$68,849	17%

North American Clinical revenue increased $43.3 million, or 18%, in 2015 as compared to 2014. The increase in North American Clinical revenue in 2015 was driven by higher sales of Xpert tests and higher sales from the GeneXpert instruments. North American Non-Clinical revenue increased $2.7 million, or 11%, primarily due to increased grant and collaboration revenue. North American Clinical revenue increased $34.8 million, or 16%, in 2014 as compared to 2013. The increase in North American Clinical revenue in 2014 was driven by higher revenue of Xpert tests and higher systems revenue. North American Non-Clinical revenue decreased $12.1 million, or 33%, due to decreased revenue from anthrax test cartridges under the USPS BDS program and decreases in contract, grant and research revenue.
International revenue increased $22.5 million, or 11%, in 2015 as compared to 2014 primarily driven by higher sales of Clinical reagents partially offset by lower sales of GeneXpert instruments to customers participating in our HBDC program and a significant reduction in Non-Clinical revenue after a disposition of certain distributions rights related to non-Cepheid products in early 2015. International revenue increased $46.2 million, or 30%, in 2014 as compared to 2013. This increase was primarily driven by higher revenue from GeneXpert systems and Clinical reagents to both commercial and HBDC customers.
The recent strengthening of the United States dollar has impacted the relative value of sales transactions that are denominated in foreign currencies. On a constant currency basis, we estimate our revenue would have increased 17% in 2015 compared to 2014. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We estimate the foreign currency movements relative to the United States dollar negatively impacted 2015 net revenue by approximately $10.1 million, inclusive of net hedge gains of approximately $7.4 million, which were recorded as revenue.
We expect foreign currency rates will continue to negatively impact our international revenue. The majority of our foreign currency exchange forward contracts for estimated 2016 revenue were placed after the strengthening of the United States dollar. Therefore, we do not expect to recognize similar hedging gains in revenue in 2016.
Costs and Operating Expenses
The following table illustrates the changes in our operating expenses for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Costs and operating expenses:
Cost of sales	$269,864	$229,327	$40,537	18%	$229,327	$207,933	$21,394	10%
Collaboration profit sharing	5,826	5,154	672	13%	5,154	7,512	(2,358)	(31)%
Research and development	115,756	96,851	18,905	20%	96,851	80,197	16,654	21%
Sales and marketing	115,368	97,848	17,520	18%	97,848	79,941	17,907	22%
General and administrative	62,624	55,047	7,577	14%	55,047	41,719	13,328	32%
Litigation contingencies and settlement	—	20,000	(20,000)	(100)%	20,000	—	20,000	100%
Total costs and operating expenses	$569,438	$504,227	$65,211	13%	$504,227	$417,302	$86,925	21%
Cost of Sales
Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes product royalties, amortization of intangible assets related to technology licenses, and intangibles assets acquired in business combinations.
Cost of sales increased $40.5 million, or 18%, in 2015 as compared to 2014. The increase was primarily attributable to increased shipments of our Clinical Reagent products. Cost of sales increased $21.4 million, or 10%, in 2014 as compared to 2013. The increase was primarily attributable to increased shipments of our Clinical System and Clinical Reagent products, partially offset by reduced manufacturing costs.

Our gross margin percentage decreased to 50% in 2015 as compared to 51% in 2014. The decrease was primarily attributable to the product mix, with higher HBDC sales and higher sales of some of our newer commercial products, both of which currently have lower margins.
Our gross margin percentage increased to 51% in 2014 as compared to 48% in 2013. The increase was primarily attributable to reduced manufacturing costs, partially offset by higher sales under our HBDC program which have lower margins.
We currently expect that our gross margin will remain the same or slightly increase in 2016 primarily driven by manufacturing cost improvements and the suspension of the medical device excise tax, offset by a shift in customer mix. If sales to customers participating in our HBDC program are higher than anticipated, gross margin may be negatively impacted.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to LIFE under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. The increase in collaboration profit sharing in 2015 is attributable to higher anthrax cartridge sales under the USPS BDS program. The decrease in collaboration profit sharing in 2014 is attributable to reduced anthrax cartridge sales under the USPS BDS program. We currently expect our 2016 collaboration profit sharing expenses to be comparable to 2015.
Research and Development Expenses
Research and development expenses consist of salaries and employee-related expenses, including stock-based compensation, clinical trials, research and development materials, facility costs, depreciation, amortization of certain intangible assets, license fees, and milestone payments related to in-licensed products if it is determined that they have no alternative future use. Research and development expenses increased $18.9 million, or 20%, in 2015 as compared to 2014. This increase is primarily due to an increase in clinical trial costs, increased headcount and engineering costs related primarily to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point-of-care market.
Research and development expenses increased $16.7 million, or 21%, in 2014 as compared to 2013. This increase is primarily due to an increase in our clinical trial costs for products released in 2014 and currently under development, increased headcount and an increase in engineering costs related primarily to our high-level multiplexing initiative.
We currently expect our research and development expenses, as a percentage of revenue, in 2016 to be comparable or slightly down from 2015. On a dollar basis, we expect research and development expenses to increase in 2016 compared to 2015 driven primarily by a significant increase in our clinical trial costs and engineering costs related to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point-of-care market.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $17.5 million, or 18%, in 2015 as compared to 2014. The increase is primarily due to increased headcount, travel, and higher commissions driven by an increase in revenue and the expansion of our sales force, and sales and marketing program costs.
Sales and marketing expenses increased $17.9 million, or 22%, in 2014 as compared to 2013. The increase is primarily due to increased headcount, increased travel, and higher commissions driven by increase in revenue and sales and marketing program costs.
We currently expect our sales and marketing expenses, as a percentage of revenue, in 2016 to be comparable to 2015.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs and legal, accounting and other professional fees. General and administrative expenses increased $7.6 million, or 14%, in 2015 as compared to 2014, which was primarily due to increased headcount, expenses related to executive separation agreements, increased stock-based compensation, and higher consulting fees.
General and administrative expenses increased $13.3 million, or 32%, in 2014 as compared to 2013. The increase was primarily due to increased headcount and higher legal fees.

We currently expect our general and administrative expenses to decrease modestly as a percentage of revenue in 2016.
Legal contingencies
As further described in Part I, Item 3 “Legal Proceedings”, in fiscal 2014, based on an evaluation of the facts and circumstances of our on-going arbitration with Roche we believed that it was probable that the arbitration proceeding could result in a material loss to Cepheid. Accordingly, we recorded an estimated charge of $20 million as our best estimate of such potential loss as of December 31, 2014, which was included in Accrued and other liabilities in our consolidated balance sheet. This continues to be our best estimate for this potential loss as of December 31, 2015, however, given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that we may incur an additional material charge, but an estimate of such a charge cannot be made at this time. We continue to strongly dispute Roche’s claims and intend to vigorously defend against them. The legal contingencies are explained further in Note 9 of these Consolidated Financial Statements.
Other Income (Expense)
The following table illustrates the changes in our other expense, net for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Other income (expense)
Interest income	$1,898	$1,119	$779	70%	$1,119	$45	$1,074	2,387%
Interest expense	(14,659)	(12,609)	(2,050)	16%	(12,609)	(137)	(12,472)	9,104%
Foreign currency exchange loss and other, net	(3,644)	(2,016)	(1,628)	81%	(2,016)	(715)	(1,301)	182%
Total other expense, net	$(16,405)	$(13,506)	$(2,899)	21%	$(13,506)	$(807)	$(12,699)	1,574%
Other income (expense) primarily consists of interest income earned from our cash, cash equivalents, and investment balances, interest expense related to senior convertible notes, loans, or notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities. Interest income increased by $0.8 million in 2015 as compared to 2014, which was primarily a result of an increase in average asset balances in our investment portfolio as a result of the issuance of our senior convertible notes in February 2014. Interest expense increased by $2.1 million in 2015 as compared to 2014, primarily due to increased accretion of the convertible note discount into interest expense from the issuance of senior convertible notes in February 2014. Foreign currency exchange loss and other, net increased $1.6 million in 2015 as compared to 2014, primarily due to the strengthening of the United States dollar.
Interest income increased by $1.1 million in 2014 as compared to 2013, which was primarily a result of increased cash, cash equivalent and investments resulting from the issuance of the senior convertible notes in February 2014. Interest expense increased by $12.5 million in 2014 as compared to 2013, primarily driven by the interest expense from the issuance of senior convertible notes. Foreign currency exchange loss and other, net increased $1.3 million in 2014 as compared to 2013, primarily due to the strengthening of the United States dollar.
LIQUIDITY AND CAPITAL RESOURCES

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$31,070	$9,194	$15,012
Net cash used in investing activities	(39,878)	(325,725)	(70,981)
Net cash provided by financing activities	27,549	349,208	26,638
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from customers and our primary cash outflows are purchases of inventory and personnel-related expenses. Net cash provided by operating activities during fiscal 2015 increased $21.9 million compared with fiscal 2014, primarily due to the following:

•	an increase of $16.9 million in cash flows provided by operations adjusted for the impact of non-cash items in 2015 compared to 2014;

•
a favorable impact of a $2.3 million net reduction in the accounts receivable balance in 2015, compared to an unfavorable impact of a $16.6 million net increase in the accounts receivable balance in 2014. This favorable change was primarily due to improved collections and timing of cash receipts; and

•
a reduction of the rate of increase of the net inventory balance, which contributed to a net $14.2 million favorable change in our operating cash flow primarily due to reduced volume and timing of purchases; partially offset by

•	no charge in accrued expense for estimated legal contingency in 2015 compared to 2014 when we recorded an estimated charge of $20 million.
Net cash provided by operating activities during fiscal 2014 decreased $5.8 million compared with fiscal 2013, primarily due to the following:

•	a decrease of $17.4 million in cash flows provided by operations adjusted for the impact of non-cash in 2014 compared to 2013;

•	a $9.6 million unfavorable impact from the net increase of the accounts receivable balance driven by the impact of increased revenue and timing of collections; and

•	a net $13.9 million unfavorable impact related to accounts payable and other current and non-current liabilities primarily due to timing of payments; partially offset by

•
a favorable impact from a of $20 million increase in accrued expense for estimated legal contingency due to the estimated charge of $20 million that was recorded during fiscal 2014 with having no corresponding accrual in 2013;

•	a favorable impact from an increase in accrued compensation of $6.3 million primarily driven by the increase in headcount in fiscal 2014 compared with fiscal 2013; and

•	a favorable impact from an increase in deferred revenue of $5.5 million primarily due to the timing of product shipments and contracts.
Cash Flows used in Investing Activities
Our cash flows from investing activities are primarily for capital expenditures and purchases of marketable securities net of proceeds from sales and maturities of marketable securities and proceeds from sale of equipment and intangible assets. Net cash used in investing activities during fiscal 2015 decreased $285.8 million compared with fiscal 2014. Fiscal 2014 investment purchases were higher due to the initial investment purchases made after the issuance of the senior convertible notes in February, 2014, partially offset by lower cash outflow for acquisitions by $15.0 million.
Net cash used in investing activities during fiscal 2014 increased $254.7 million compared with fiscal 2013, primarily due to a $240.2 million increase in purchases of marketable securities, net of proceeds from sales or maturities during fiscal 2014 compared with fiscal 2013 and a net increase of $14.3 million cash outflows for acquisitions in 2014 compared to 2013.
At December 31, 2015, prepaid expense and other current assets included $2.7 million of restricted cash and other non-current assets included $2.1 million of restricted cash, both held as security for bank guarantees provided to a foreign customer contract. We are required to maintain such guarantees until its contractual obligations are satisfied under the contract. At December 31, 2014, restricted cash of $1.9 million was included in prepaid expense and other current assets and consisted of cash contractually restricted for use to develop the Xpert Ebola test in accordance with our agreement with BMGF.
Cash Flows from Financing Activities
Net cash provided by financing activities during fiscal 2015 decreased $321.7 million compared with fiscal 2014, primarily due to the net proceeds of $310.7 million from the issuance of our convertible senior notes, net of purchase of a related capped call transaction during fiscal 2014, and a decrease in net proceeds from issuance of common stock of $11.0 million in 2015 compared to 2014.
Net cash provided by financing activities during fiscal 2014 increased $322.6 million compared with fiscal 2013, primarily due to the net proceeds of $310.7 million from the issuance of our convertible senior notes net of purchase of a related capped call transaction during fiscal 2014, and an increase in net proceeds from issuance of common stock of $11.1 million in 2014 compared to 2013.

Lease, Purchase and Minimum Royalty Commitments and Debt Obligations
The following table summarizes our lease, purchase and minimum royalty commitments and debt obligations at December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$107,504	$13,711	$30,834	$23,045	$39,914
Purchase obligations	50,421	50,421	—	—	—
Minimum royalties	11,354	635	975	940	8,804
Debt obligations	368,719	4,313	8,625	8,625	347,156
	$537,998	$69,080	$40,434	$32,610	$395,874
Lease Commitments
We lease office space under arrangements expiring through 2029. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period net of lease incentives. Net rent expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $10.9 million, $11.6 million and $10.2 million, respectively.

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
The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid could vary in some circumstances depending on the timing of the receipt of goods or services or changes to agreed-upon amounts for some obligations.
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
Off-Balance-Sheet Arrangements
As of December 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenue and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our new products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.4 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2016, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2015.
Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $4.7 million.
Foreign currency risk
We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2015 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in European countries and South Africa and is denominated in a number of currencies, primarily the Euro, United States dollar, British Pound, South African Rand, and Australian dollar. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.
We expect to continue to hedge our foreign currency exposure in the future and may use currency forward contracts, currency options, and/or other common derivative financial instruments to reduce foreign currency risk. We have performed a sensitivity analysis as of December 31, 2015 based on a model that measures the impact of a hypothetical 10% adverse change in foreign exchange rates to the United States dollar (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign exchange rates used in the model were based on the spot rates in effect as of December 31, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $5.0 million as of December 31, 2015.

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
Based on our evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the our internal control over financial reporting.
February 25, 2016

/S/ JOHN L. BISHOP	/S/ DANIEL E. MADDEN
John L. Bishop	Daniel E. Madden
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cepheid
We have audited Cepheid’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cepheid’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cepheid maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cepheid as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Cepheid and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cepheid
We have audited the accompanying consolidated balance sheets of Cepheid as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Part IV Item 15(b). These financial statements and schedule are the responsibility of Cepheid’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cepheid at December 31, 2015 and 2014, and the consolidated results of its operations, comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cepheid’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2016

CEPHEID
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$112,568	$96,663
Short-term investments	210,147	196,729
Accounts receivable, less allowance for doubtful accounts of $383 and $237 as of December 31, 2015 and 2014, respectively	66,550	68,809
Inventory, net	148,690	132,635
Prepaid expenses and other current assets	18,515	24,274
Total current assets	556,470	519,110
Property and equipment, net	127,639	115,765
Investments	62,175	79,731
Other non-current assets	10,441	7,847
Intangible assets, net	25,241	31,440
Goodwill	39,681	39,681
Total assets	$821,647	$793,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,771	$50,435
Accrued compensation	39,015	33,760
Accrued royalties	5,469	5,443
Accrued and other liabilities	27,451	34,761
Current portion of deferred revenue	12,778	13,447
Total current liabilities	142,484	137,846
Long-term portion of deferred revenue	5,538	4,532
Convertible senior notes, net	287,863	278,213
Other liabilities	15,779	18,768
Total liabilities	451,664	439,359
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized, 72,415,317 and 70,904,388 shares issued and outstanding at December 31, 2015 and 2014, respectively	449,704	422,151
Additional paid-in capital	263,429	225,529
Accumulated other comprehensive income (loss), net	(908)	247
Accumulated deficit	(342,242)	(293,712)
Total shareholders’ equity	369,983	354,215
Total liabilities and shareholders’ equity	$821,647	$793,574
The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$538,576	$470,141	$401,292
Costs and operating expenses:
Cost of sales	269,864	229,327	207,933
Collaboration profit sharing	5,826	5,154	7,512
Research and development	115,756	96,851	80,197
Sales and marketing	115,368	97,848	79,941
General and administrative	62,624	55,047	41,719
Legal contingencies	—	20,000	—
Total costs and operating expenses	569,438	504,227	417,302
Loss from operations	(30,862)	(34,086)	(16,010)
Other income (expense):
Interest income	1,898	1,119	45
Interest expense	(14,659)	(12,609)	(137)
Foreign currency exchange loss and other, net	(3,644)	(2,016)	(715)
Other expense, net	(16,405)	(13,506)	(807)
Loss before income taxes	(47,267)	(47,592)	(16,817)
Provision for income taxes	(1,263)	(2,557)	(1,148)
Net loss	$(48,530)	$(50,149)	$(17,965)
Basic net loss per share	$(0.67)	$(0.72)	$(0.27)
Diluted net loss per share	$(0.67)	$(0.72)	$(0.27)
Shares used in computing basic net loss per share	71,928	70,069	67,485
Shares used in computing diluted net loss per share	71,928	70,069	67,485
The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2015	2014	2013
	(In thousands)
Net loss	$(48,530)	$(50,149)	$(17,965)
Other comprehensive loss, before tax:
Change in unrealized gains and losses related to cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net	(1,303)	146	(118)
(Gain) loss reclassified from accumulated comprehensive loss to the statement of operations, net	665	735	(427)
Change in unrealized gains and losses related to available-for-sale investments, net:
Gain (loss) recognized in other comprehensive loss, net	(391)	(159)	15
Gain reclassified from accumulated comprehensive loss to the statement of operations, net	(26)	(36)	(2)
Other comprehensive loss, before tax	(49,585)	(49,463)	(18,497)
Income tax expense related to items of accumulated other comprehensive income (loss), net	(100)	—	—
Comprehensive loss	$(49,685)	$(49,463)	$(18,497)
The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2012	66,604	$355,867	$117,217	$56	$(225,598)	$247,542
Net loss					(17,965)	(17,965)
Unrealized loss related to cash flow hedging, net				(545)		(545)
Unrealized gain related to available-for-sale investments, net				13		13
Issuance of shares of common stock under employee and director option plans	1,740	22,159				22,159
Stock-based compensation related to stock options and awards and employee stock purchase plans			28,683			28,683
Issuance of shares of common stock under employee stock purchase plans	212	5,353				5,353
Balance at December 31, 2013	68,556	383,379	145,900	(476)	(243,563)	285,240
Net loss					(50,149)	(50,149)
Unrealized gain related to cash flow hedging, net				881		881
Unrealized loss related to available-for-sale investments, net				(158)		(158)
Issuance of shares of common stock under employee and director option plans	2,144	32,733				32,733
Stock-based compensation related to stock options and awards and employee stock purchase plans			31,632			31,632
Equity component of convertible senior notes			73,013			73,013
Purchase of convertible note capped call hedge			(25,082)			(25,082)
Excess tax benefits from stock-based compensation			66			66
Issuance of shares of common stock under employee stock purchase plans	204	6,039				6,039
Balance at December 31, 2014	70,904	422,151	225,529	247	(293,712)	354,215
Net loss					(48,530)	(48,530)
Unrealized loss related to cash flow hedging, net				(638)		(638)
Unrealized loss related to available-for-sale investments, net				(417)		(417)
Income tax expense related to items of accumulated other comprehensive income (loss), net				(100)		(100)
Issuance of shares of common stock under employee and director option plans	1,296	20,623				20,623
Stock-based compensation related to stock options and awards and employee stock purchase plans			37,847			37,847
Excess tax benefits from stock-based compensation			53			53
Issuance of shares of common stock under employee stock purchase plans	215	6,930				6,930
Balance at December 31, 2015	72,415	$449,704	$263,429	$(908)	$(342,242)	$369,983
The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(48,530)	$(50,149)	$(17,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,251	21,604	17,769
Amortization of intangible assets	6,273	4,739	5,418
Unrealized foreign exchange differences	2,742	1,836	419
Amortization of debt discount and transaction costs	10,252	8,600	—
Impairment of acquired intangible assets, licenses, property and equipment	224	—	2,855
Stock-based compensation expense	36,977	32,207	27,635
Excess tax benefits from stock-based compensation	(53)	(66)	—
Gain on the disposal of property, equipment and intangible assets	(28)	—	—
Other non-cash items	579	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,259	(16,606)	(6,960)
Inventory	(15,114)	(29,346)	(32,638)
Prepaid expenses and other current assets	(387)	(5,184)	(5,263)
Other non-current assets	(1,139)	(2)	150
Accounts payable and other current and non-current liabilities	4,170	3,438	17,334
Accrued expense for estimated legal contingency	—	20,000	—
Accrued compensation	5,256	11,751	5,421
Deferred revenue	338	6,372	837
Net cash provided by operating activities	31,070	9,194	15,012
Cash flows from investing activities:
Capital expenditures	(37,671)	(46,979)	(47,526)
Payments for technology licenses	—	—	(1,125)
Cost of acquisitions, net	(3,000)	(18,000)	(3,669)
Proceeds from sale of equipment and an intangible asset	999	—	—
Proceeds from sales of marketable securities and investments	52,192	115,881	2,503
Proceeds from maturities of marketable securities and investments	231,758	102,733	1,347
Purchases of marketable securities and investments	(281,259)	(477,485)	(22,511)
Transfer to restricted cash	(2,897)	(1,875)	—
Net cash used in investing activities	(39,878)	(325,725)	(70,981)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	27,658	38,615	27,512
Excess tax benefits from stock-based compensation	53	66	—
Proceeds from borrowings of convertible senior notes, net of issuance costs	—	335,789	—
Purchase of convertible note capped call hedge	—	(25,082)	—
Principal payments of notes payable	(162)	(180)	(874)
Net cash provided by financing activities	27,549	349,208	26,638
Effect of foreign exchange rate change on cash and cash equivalents	(2,836)	(2,086)	(376)
Net increase (decrease) in cash and cash equivalents	15,905	30,591	(29,707)
Cash and cash equivalents at beginning of period	96,663	66,072	95,779
Cash and cash equivalents at end of period	$112,568	$96,663	$66,072
The accompanying notes are an integral part of these consolidated financial statements.

CEPHEID
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
1. Organization and Summary of Significant Accounting Policies
Organization and Business
Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for diagnostic testing in the Clinical market, as well as for application in the Company’s legacy Non-Clinical market. The Company’s systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.
Functional Currency
The U.S. dollar is the functional currency of all of the Company’s subsidiaries. The Company remeasures its foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in “Foreign currency exchange loss and other, net” in the consolidated statements of operations.
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
Cash, Cash Equivalents, Short-Term Investments and Non-Current Investments
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
Restricted Cash
At December 31, 2015, prepaid expense and other current assets included $2.7 million of restricted cash and other non-current assets included $2.1 million of restricted cash, both held as security for bank guarantees provided to a foreign customer contract. The Company is required to maintain such guarantees until its contractual obligations are satisfied under the contract. At December 31, 2014, restricted cash of $1.9 million was included in prepaid expense and other current assets and consisted of cash contractually restricted for use to develop the Xpert Ebola test in accordance with our agreement with BMGF.
Supplemental cash flow information

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Supplemental Cash Flow Information
Cash paid for interest	$4,383	$2,145	$109
Cash paid for taxes	$2,086	$572	$632
Property, equipment and intangible assets acquired but not yet paid at end of period	$7,551	$8,506	$674
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
The Company’s main financial institution for banking operations held 66% and 58% of the Company’s cash and cash equivalents as of December 31, 2015 and 2014, respectively.
The Company’s accounts receivable are derived from sales to customers and distributors. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 11% and 26% of total accounts receivable as of December 31, 2015 and 2014, respectively.
The Company currently sells products through its direct sales force and distributors. There were no direct customers that accounted for 10% or more of total sales for the years ended December 31, 2015, 2014 and 2013. No single country outside of the United States represented more than 10% of the Company’s total revenue or total assets in any period presented.
Inventory, Net
Inventory is stated at the lower of standard cost (which approximates actual cost) or market value, with cost determined on the first-in-first-out method. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and spoilage are expensed as incurred, and not included in overhead. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration.

The components of inventories were as follows (in thousands):

	December 31
	2015	2014
Raw Materials	$39,267	$36,287
Work in Process	62,153	51,691
Finished Goods	47,270	44,657
Inventory	$148,690	$132,635
In addition, capitalized stock-based compensation expense of $2.5 million and $1.6 million were included in inventory as of December 31, 2015 and 2014, respectively.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. There were no indications of impairment of property and equipment for the years ended December 31, 2015 and 2014.
Property and equipment consisted of the following (in thousands):

	December 31
	2015	2014
Land	$21	$21
Building	3,737	3,364
Scientific equipment	60,403	52,619
Manufacturing equipment	69,155	56,426
Computers and software	33,291	24,402
Office furniture	11,993	9,929
Leasehold improvements	72,670	66,842
	$251,270	$213,603
Less accumulated depreciation and amortization	(123,631)	(97,838)
	$127,639	$115,765
Total depreciation and amortization expense on our property and equipment in the years ended December 31, 2015, 2014 and 2013 totaled $27.3 million, $21.6 million and $17.8 million, respectively.
Capitalized Software Costs for Internal Use
Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for a new enterprise resource planning software system and other internal use software of $6.1 million and $10.3 million during the years ended December 31, 2015 and 2014, respectively. Upon being placed in service, these assets are amortized over an estimated useful life of 3 to 5 years.

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

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate that the carrying value of a long-lived asset may be impaired by first estimating the future undiscounted cash flows to be derived from the intangible asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the intangible asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. The Company did not recognize any significant impairment charges in 2015 or 2014. In 2013, the Company recorded an impairment charge of $1.3 million to cost of sales primarily related to acquired technology for one of its legacy products.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth fiscal quarter, or as circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. The Company continues to operate in one segment, which is also considered to be our sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2015, there has been no impairment of goodwill. The Company does not have intangible assets with indefinite useful lives other than goodwill.

Warranty Reserve
The Company generally warrants its systems to be free from defects for a period of 12 to 24 months from the date of sale and for our disposable products to be free from defects, when handled according to product specifications, for the stated life of such products. Accordingly, a provision for the estimated cost of warranty repair or replacement is recorded at the time revenue is recognized. The Company’s warranty provision is established using management’s estimate of future failure rates and the estimated cost of repair or replacement. The activities in the warranty provision consisted of the following (in thousands):

	2015	2014	2013
Balance at beginning of year	$3,784	$3,326	$1,953
Settlements/Adjustments	(2,821)	(1,310)	(783)
Provisions	843	1,768	2,156
Balance at end of year	$1,806	$3,784	$3,326
Accrued and other liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31
	2015	2014
Accrued expense for estimated legal contingency	$20,000	$20,000
Derivative liabilities	1,298	3,812
Accrued warranty reserve	1,806	3,784
Accrued payment related to asset acquisition	—	3,000
Income tax payable	391	1,028
Other	3,956	3,137
Accrued and other liabilities	$27,451	$34,761

Other liabilities
Other liabilities consisted of the following (in thousands):

	December 31
	2015	2014
Deferred tax liabilities ¹	$1,152	$6,261
Deferred rent	8,165	7,721
Non-current income tax payable	1,801	2,150
Other	4,661	2,636
Other liabilities	$15,779	$18,768

¹	The Company early adopted ASU 2015-17 on a prospective basis, which resulted in the reclassification of approximately $5.4 million from current deferred tax assets to non-current deferred tax liabilities as of December 31, 2015.
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
The Company may place an instrument at a customer site under a reagent rental agreement ("reagent rental"). Under a reagent rental, the Company retains title to the instrument and earns revenue for the usage of the instrument and related maintenance services through the amount charged for reagents and other disposables. Under a reagent rental agreement, a customer may commit to purchasing minimum quantities of reagents at stated prices over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of a reagent rental as reagents and other disposables are shipped and all other revenue recognition criteria have been met.
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
Revenue includes fees for research and development services earned under grants and collaboration agreements, which are recognized on a contract-specific basis. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. For certain contracts, the Company utilizes the proportional performance method of revenue recognition which requires that the Company estimates the total amount of costs to be expended for a project and recognize revenue equal to the portion of costs incurred to date. The Company exercises judgment when estimating the level of effort required to complete a project. The estimated total costs to complete a project are subject to revision from time-to-time.
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

Foreign Currency Hedging
Derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets as prepaid expenses and other current assets or accrued and other liabilities.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is recognized into earnings within the same financial statement line item as the hedged item in the period during which the hedged transaction is realized. Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or discontinued cash flow hedges, if any, are recognized in current earnings.
Earnings Per Share
Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes using the treasury stock method. In loss periods, the earnings per share calculation excludes common equivalents shares because their inclusion would be antidilutive. Common stock equivalent shares totaled 8,952,000, 9,392,000 and 5,267,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following summarizes the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Years ended December 31,
	2015	2014	2013
Basic:
Net loss	$(48,530)	$(50,149)	$(17,965)
Basic weighted shares outstanding	71,928	70,069	67,485
Net loss per share	$(0.67)	$(0.72)	$(0.27)
Diluted:
Net loss	$(48,530)	$(50,149)	$(17,965)
Basic weighted shares outstanding	71,928	70,069	67,485
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—
Diluted weighted shares outstanding	71,928	70,069	67,485
Net loss per share	$(0.67)	$(0.72)	$(0.27)
Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements, but have not been reflected as taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Legal Contingencies
The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and other contractual matters. The Company regularly assesses the probability and range of possible loss based on the developments in these matters. If the Company determines that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, it records a liability in the financial statements. If a reasonable estimate of a probable loss cannot be made, but the Company is able to estimate the potential range of probable loss, the Company records a liability based on the low-end of the estimated range of loss. If a loss is not probable but is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends limited sections within ASC Subtopic 835-30. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-03 on January 1, 2016, at which time the Company reclassified approximately $6 million of debt issuance costs associated with the Company’s long-term debt from other noncurrent assets to long-term debt. A reclassification will also be applied retrospectively to each prior period presented.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The Company has early-adopted the provisions of this ASU as of December 31, 2015. The provisions have been applied prospectively and had a one-time impact of reducing both current deferred tax assets and non-current deferred tax liabilities by approximately $5.4 million as of December 31, 2015. Prior periods were not retrospectively adjusted, as permitted by the ASU.

2. Fair Value
The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments and non-current investments) and financial liabilities (foreign currency derivatives, convertible senior notes and contingent consideration) measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$84,625	$27,943	$—	$112,568
Short-term investments:
Asset-backed securities	—	51,973	—	51,973
Corporate debt securities	—	81,600	—	81,600
Commercial Paper	—	48,762	—	48,762
Government agency securities	—	12,684	—	12,684
Other securities	—	15,128	—	15,128
Total short-term investments	—	210,147	—	210,147
Foreign currency derivatives	—	1,431	—	1,431
Investments:
Asset-backed securities	—	11,818	—	11,818
Corporate debt securities	—	36,414	—	36,414
Government agency securities	—	11,944	—	11,944
Other securities	—	1,999	—	1,999
Total investments	—	62,175	—	62,175
Total	$84,625	$301,696	$—	$386,321
Liabilities:
Foreign currency derivatives	$—	$1,298	$—	$1,298
Total	$—	$1,298	$—	$1,298

Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,065	$20,598	$—	$96,663
Short-term investments:
Asset-backed securities	—	52,220	—	52,220
Corporate debt securities	—	64,202	—	64,202
Commercial paper	—	56,096	—	56,096
Government agency securities	—	15,003	—	15,003
Other securities	—	9,208	—	9,208
Total short-term investments	—	196,729	—	196,729
Foreign currency derivatives	—	3,887	—	3,887
Investments:
Asset-backed securities	—	12,713	—	12,713
Corporate debt securities	—	22,679	—	22,679
Government agency securities	—	39,532	—	39,532
Other securities	—	4,807	—	4,807
Total investments	—	79,731	—	79,731
Total	76,065	300,945	—	377,010
Liabilities:
Foreign currency derivatives	$—	$3,812	$—	$3,812
Total	$—	$3,812	$—	$3,812

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of December 31, 2015 and 2014, were as follows (in thousands):

Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$307,481	$—	$307,481
Total	$—	$307,481	$—	$307,481
Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$382,232	$—	$382,232
Total	$—	$382,232	$—	$382,232
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
Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes in an over-the-counter market on December 31, 2015.

3. Investments
The Company’s marketable securities as of December 31, 2015, were classified as available-for-sale securities, with changes in fair value recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The Company classifies its marketable debt securities as cash equivalents, short-term investments or non-current investments based on each instrument’s underlying effective maturity date. The following tables summarize available-for-sale marketable securities (in thousands):

Balance at December 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,102	$—	$(129)	$51,973
Commercial paper	76,711	3	(9)	76,705
Corporate debt securities	81,777	—	(177)	81,600
Government agency securities	12,701	—	(17)	12,684
Other securities	15,122	7	(1)	15,128
Amounts classified as cash equivalents	(27,943)	—	—	(27,943)
Total short-term investments	$210,470	$10	$(333)	$210,147
Investments:
Asset-backed securities	$11,884	$—	$(66)	$11,818
Corporate debt securities	36,530	3	(119)	36,414
Government agency securities	11,999	—	(55)	11,944
Other securities	2,001	—	(2)	1,999
Total investments	$62,414	$3	$(242)	$62,175

Balance at December 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,240	$3	$(23)	$52,220
Commercial paper	76,683	12	—	76,695
Corporate debt securities	64,244	2	(45)	64,201
Government agency securities	15,000	3	—	15,003
Other securities	9,206	2	—	9,208
Amounts classified as cash equivalents	(20,598)	—	—	(20,598)
Total short-term investments	$196,775	$22	$(68)	$196,729
Investments:
Asset-backed securities	$12,724	$—	$(12)	$12,712
Corporate debt securities	22,709	—	(29)	22,680
Government agency securities	39,583	—	(51)	39,532
Other securities	4,815	—	(8)	4,807
Total investments	$79,831	$—	$(100)	$79,731
Proceeds from the sale of marketable securities were $52.2 million and $115.9 million for the years ended December 31, 2015 and 2014, respectively. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of “Other income (expense)” in the Consolidated Statements of Operations, were for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Gross realized gains	$26	$36
Gross realized losses	—	—
Realized gains, net	$26	$36

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2015 and December 31, 2014, and the duration of time that such losses had been unrealized (in thousands) were:

Balance at December 31, 2015
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$57,866	$(192)	$5,923	$(3)	$63,789	$(195)
Corporate debt securities	101,701	(289)	8,911	(7)	110,612	(296)
Government agency securities	24,628	(72)	—	—	24,628	(72)
Commercial paper	11,374	(9)	—	—	11,374	(9)
Other securities	7,496	(3)	—	—	7,496	(3)
Total	$203,065	$(565)	$14,834	$(10)	$217,899	$(575)

Balance at December 31, 2014
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$54,580	$(35)	$—	$—	$54,580	$(35)
Corporate debt securities	79,360	(74)	—	—	79,360	(74)
Government agency securities	39,532	(51)	—	—	39,532	(51)
Other securities	4,807	(8)	—	—	4,807	(8)
Total	$178,279	$(168)	$—	$—	$178,279	$(168)
The Company evaluated marketable securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, commercial paper, and other securities as of December 31, 2015 and 2014 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2015 and December 31, 2014, by contractual maturity (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities:
Mature in one year or less	$186,311	$186,118	$150,133	$150,105
Mature after one year through three years	106,377	106,086	135,675	135,566
Mature in more than three years	8,139	8,061	11,396	11,387
Total	300,827	300,265	297,204	297,058

4. Derivative Financial Instruments
The Company uses derivatives to partially offset its exposure to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to offset some of the foreign exchange risk on expected future cash flows on certain forecasted revenue and expenses and on certain existing assets and liabilities.
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
The Company had a net deferred loss of $0.4 million and a net deferred gain of $0.2 million associated with cash flow hedges recorded in AOCI as of December 31, 2015 and December 31, 2014, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenue in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of December 31, 2015 are expected to occur within twelve months.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange loss and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2015, 2014 and 2013.
Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange loss and other, net. During the years ended December 31, 2015, 2014 and 2013, the Company recognized a gain of $5.2 million, $2.3 million, and $0.1 million respectively, as a component of foreign currency exchange loss and other, net. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.
The notional principle amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $117.6 million and $117.2 million as of December 31, 2015 and 2014, respectively. The notional principle amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges is $25.9 million and $30.4 million as of December 31, 2015 and 2014, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Consolidated Balance Sheets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,390	$41	$1,431
Derivative Liabilities (b):
Foreign exchange contracts	(1,250)	(48)	(1,298)
	December 31, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$3,887	$—	$3,887
Derivative Liabilities (b):
Foreign exchange contracts	(3,685)	(127)	(3,812)

a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Consolidated Balance Sheets.

b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued other liabilities in the Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	Gain (Loss) Recognized in OCI - Effective Portion		Gain (Loss) Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2015	2014	2015 (a)	2014 (b)	Location	2015	2014
Cash flow hedges:
Foreign exchange contracts	$(1,303)	$146	$(665)	$(735)	Foreign currency exchange loss and other, net	$(236)	$(46)
Total	$(1,303)	$146	$(665)	$(735)		$(236)	$(46)

a)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a loss of $8.2 million within costs and operating expenses and a gain of $7.5 million within sales, respectively, were recognized within the Consolidated Statement of Operations for the year ended December 31, 2015.

b)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a loss of $1.1 million within costs and operating expenses and a gain of $0.4 million within sales, respectively, were recognized within the Consolidated Statement of Operations for the year ended December 31, 2014.

5. Intangible Assets
The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, December 31, 2015
Licenses	$11,454	$(7,280)	$4,174
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(14,782)	21,067
	$55,916	$(30,675)	$25,241
Balance, December 31, 2014
Licenses	$13,594	$(8,477)	$5,117
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	36,582	(10,259)	26,323
	$58,789	$(27,349)	$31,440
The Company did not recognize any significant impairment charges in 2015 or 2014. In 2013, the Company determined an acquired intangible asset related to existing technology of one of the Company’s legacy products, as well as certain acquired technology assets, were impaired, as there was no future use of the assets. As a result, the Company recorded an impairment expense of $1.3 million primarily to cost of sales in the Statement of Operations in the year ended December 31, 2013.

The Company capitalizes patent licenses and acquired intangible assets and amortizes them over their estimated useful lives on a straight-line basis. Amortization expense of intangible assets was $6.3 million, $4.7 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of December 31, 2015 is as follows (in thousands):

For the Years Ending December 31,	Amortization Expense
2016	$5,816
2017	5,448
2018	5,118
2019	4,168
2020	3,891
Thereafter	800
Total expected future amortization	$25,241

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
On October 1, 2014, in order to directly serve the smaller hospital market, the Company acquired certain intangible assets from a distributor in the United States for an aggregate purchase price of $21.0 million, of which $18.0 million was paid in cash in 2014, and $3.0 million was retained subject to certain final price adjustments. This retained amount was recorded in “Accrued and other liabilities” in the Balance Sheet at December 31, 2014 and was paid in January, 2015. The Company accounted for the transaction as an asset acquisition and recorded two intangible assets: re-acquired exclusive distribution rights, and re-acquired distribution rights and customer relationships of $0.9 million and $19.9 million, respectively. The remaining $0.2 million was recorded as settlement for pre-existing relationships in the statements of operations in 2014.
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

7. Income Taxes
For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	December 31
	2015	2014	2013
United States	$(49,673)	$(51,993)	$(19,802)
Foreign	2,406	4,401	2,985
Total	$(47,267)	$(47,592)	$(16,817)
The benefit (provision) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$100	$(4)	$56
State	(199)	(92)	9
Foreign	(1,359)	(2,595)	(1,770)
	$(1,458)	$(2,691)	$(1,705)
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	195	134	557
	$195	$134	$557
Benefit (provision) for income taxes	$(1,263)	$(2,557)	$(1,148)
Reconciliation between the Company’s effective tax rate on loss from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
United States Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.4)%	(0.2)%	0.1%
Foreign income taxed at other than U.S. rates	(1.2)%	(0.2)%	4.4%
Change in liabilities for uncertain positions	0.4%	(1.6)%	(5.6)%
Change in valuation allowance	(35.5)%	(37.4)%	(40.0)%
Other	—%	—%	0.3%
Effective tax rate	(2.7)%	(5.4)%	(6.8)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$45,248	$35,278
Inventory	4,452	5,342
Reserves and Accruals	12,229	12,199
Fixed and Intangible Assets	13,816	11,884
Research and other credit carryforwards	18,081	14,850
Stock-based compensation expense	18,615	14,641
Other	8,243	9,300
Total deferred tax assets	120,684	103,494
Valuation allowance	(98,902)	(78,832)
Net deferred tax assets	21,782	24,662
Acquired intangible assets	(1,051)	(960)
Convertible debt discount	(21,436)	(24,584)
Net deferred tax liability	$(705)	$(882)
A valuation allowance has been placed against the Company’s United States deferred tax assets, as management cannot conclude that it is more likely than not that these assets will be realized. The valuation allowance against United States deferred tax assets increased by $20.1 million, decreased by $11.6 million and increased by $12.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Effective December 31, 2015, the Company early-adopted ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The provisions have been applied prospectively and had a one-time impact of reducing both current deferred tax assets and non-current deferred tax liabilities by approximately $5.4 million as of December 31, 2015. Prior periods were not retrospectively adjusted, as permitted by the ASU.
As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $341.4 million and $366.1 million, respectively, which, if not utilized, will expire in the years 2016 through 2035. As of December 31, 2015, the Company had federal research and development tax credits of $13.1 million, which expire in the years 2018 through 2035, and state research and development tax credits of $15.2 million, which carry forward indefinitely. The Company also had foreign tax credits of $1.6 million which expire between 2020 through 2025.
Utilization of the Company’s net operating losses and research credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation may result in the expiration of net operating loss and research credits before utilization.
Undistributed earnings of the Company’s foreign subsidiaries of approximately $4.5 million and $8.8 million at December 31, 2015 and 2014, respectively, are considered to be indefinitely reinvested, and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes, subject to an adjustment for foreign income tax credits and withholding taxes payable to various foreign countries. The tax impact of the distribution of such foreign earnings to the United States parent would not be significant as the Company’s net operating loss carryforward amount exceeds the amount of undistributed earnings.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company is currently under examination in France. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its consolidated financial statements for any additional taxes that the Company may be required to pay as a result of such examination.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company’s United States and state income tax return years 1996 through 2015 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from 2010 to 2015. During 2015, a tax audit concluded in Sweden for the years 2012 through 2014. As a result, tax reserves for the relevant years were released.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2015	2014	2013
Balance at beginning of year	$10,298	$9,241	$7,397
Increase related to current year tax positions	907	1,245	1,844
Decrease for tax positions of prior years	(189)	(188)	—
Decrease due to lapse of statute	—	—	—
Decrease due to settlements	(431)	—	—
Balance at end of year	$10,585	$10,298	$9,241
At December 31, 2015 and 2014, the total gross unrecognized tax benefits were $10.6 million and $10.3 million, respectively, which, if recognized, would affect the Company’s effective tax rate, before consideration of certain valuation allowances. The Company anticipates that the total unrecognized tax benefits will not significantly change due to the settlement of audits and the expiration of statutes of limitations in the 12 months following December 31, 2015.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0.3 million during 2015 and in total, as of December 31, 2015, has recognized a liability for penalties and interest of $0.4 million. During 2014 and 2013, the Company did not recognize any significant interest or penalties related to uncertain tax positions. As of December 31, 2014 and 2013, the Company had accrued no significant interest or penalties.
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
Prior to the close of business on the business day immediately preceeding August 1, 2020, the Notes will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after August 1, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time regardless of whether the conditions set forth below have been met.

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
As of December 31, 2015, the Notes are not yet convertible.
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
The Notes consist of the following (in thousands):

	Year Ended December 31,
Liability component:	2015	2014
Principal	$345,000	$345,000
Less: debt discount, net of amortization	(57,137)	(66,787)
Net carrying amount	$287,863	$278,213
Equity component (a)	73,013	73,013

a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.0 million transaction costs in equity.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2015	2014
1.25% coupon	$4,312	$3,844
Amortization of debt transaction costs	602	387
Amortization of debt discount	9,650	8,213
	$14,564	$12,444

As of December 31, 2015, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$307,481	$287,863	$382,232	$278,213
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
Based on the closing price of our common stock of $36.53 on December 31, 2015, the if-converted value of the Notes was less than their respective principal amounts.
As of December 31, 2015 and 2014, the Company had notes payable outstanding of $1.0 million and $1.2 million related to a loan received from the Company’s landlord in Sweden for tenant improvements. The note carries an interest rate of 4%. There are no debt covenants associated with the note.
9. Commitments, Debt obligations, Contingencies and Legal Matters
The following table summarizes the Company’s lease, purchase and minimum royalty commitments and debt obligations at December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$107,504	$13,711	$30,834	$23,045	$39,914
Purchase obligations	50,421	50,421	—	—	—
Minimum royalties	11,354	635	975	940	8,804
Debt obligations	368,719	4,313	8,625	8,625	347,156
	$537,998	$69,080	$40,434	$32,610	$395,874
Lease Commitments
We lease building space under arrangements expiring through May 2029. The Company’s manufacturing sites are located in the United States and Sweden. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Rent expense is recognized on a straight-line basis over the lease period. As of December 31, 2015 and 2014, the Company accrued $2.0 million and $1.1 million, respectively, of asset retirement obligations for certain buildings currently under lease. The Company recorded approximately $0.4 million in new liability and $0.5 million of accretion expense in 2015 and there were no settlement or revision in the estimated cash flows in the current period. Net rent expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $10.9 million, $11.6 million and $10.2 million, respectively.
Purchase Commitments
Purchase commitments include non-cancellable purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s reagents and orders for purchase of systems and system modules.
In February 2016, the Company finalized an agreement to purchase a building for approximately $6 million, which is not included in the table above as we were not contractually obligated to make the purchase as of December 31, 2015.
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
Bank Guarantees
The Company carries bank guarantees that are subject to the terms of a certain foreign customer contract. The Company is required to maintain such guarantees until its contractual obligations are satisfied under the contract. The amount of bank guarantees held by the Company was $4.8 million as of December 31, 2015. The Company had no bank guarantees as of December 31, 2014.
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

Based on its ongoing evaluation of the facts and circumstances of the case, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss as of December 31, 2014, which was included in accrued and other liabilities in the Company’s consolidated balance sheets. This continues to be the Company's best estimate for this potential loss as of December 31, 2015. If the Company were to incur a loss in the arbitration proceeding, depending on the ruling of the arbitrators, the Company could also be responsible for certain attorneys’ fees and interest; however, at this time, the Company is unable to estimate these potential amounts. Given the inherent uncertainty of arbitration and the nature of the claims in this matter, it is possible that the Company may incur an additional material charge, but an estimate of such a charge cannot be made at this time. The Company continues to strongly dispute Roche’s claims and intends to vigorously defend against them.
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
On July 16, 2014 Roche filed a lawsuit in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. On November 10, 2014, the Company filed a petition for inter partes review (“IPR”) of the 723 Patent in the United States Patent and Trademark Office (the "USPTO") and filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, we filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, the Company filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute our second petition for IPR. Management believes that the possibility that these legal proceedings will result in a material loss is remote.
The Company may be subject to various additional claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, the Company does not believe it is party to any currently pending legal proceedings that will result in a material adverse effect on its business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

10. Shareholders’ Equity
Stock Option Plans
2015 Equity Incentive Plan
On April 28, 2015, the Company's shareholders approved the 2015 Equity Incentive Plan ("2015 Plan"), which was approved by the Board in February 2015. The 2015 Plan replaced the 2006 Equity Incentive Plan ("2006 Plan") and, together with our 2012 Employee Stock Purchase Plan, are the only plans currently being used to provide stock-based incentive compensation to our eligible employees and non-employee directors. However, options or restricted stock units granted or shares issued under the 2006 Plan that were outstanding on the date the 2006 Plan was replaced by the 2015 Plan will remain subject to the terms of the 2006 Plan. Shares of common stock reserved for issuance under the 2015 Plan include (i) an initial authorization of 4,600,000 shares of common stock, (ii) any reserved shares not issued or subject to outstanding grants under the 2006 Plan on the effective date of April 28, 2015, (iii) shares that are subject to options or other awards granted under the 2006 Plan that are cancelled, forfeited, repurchased or that expire by their terms without shares being issued after the effective date for any reason, (iv) shares issued under the 2006 Plan before or after the effective date pursuant to the exercise of options or stock appreciation rights that are, after the effective date, forfeited, (v) shares issued under the 2006 Plan that are repurchased by the Company at the original issue price, and (vi) shares that are subject to options or other awards granted under the 2006 Plan that otherwise terminate without shares being issued. The following shares may not be made available for future grant and issuance under the 2015 Plan: (a) shares withheld under the 2015 Plan to pay the exercise or purchase price or to satisfy tax withholding obligations; (b) shares not issued or delivered as a result of the net settlement of an outstanding stock option or stock appreciation right; or (c) shares repurchased with the proceeds of an option exercise price. The Company will reserve and keep available a sufficient number of shares to satisfy the requirements of all outstanding awards granted under the 2015 Plan.

Under the 2015 Plan, the Company may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock bonus awards (“SBAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance awards (“PAs”). ISOs may be granted only to employees and all other awards may be granted to employees, consultants, directors, and non-employee directors of the Company or any parent or subsidiary of the Company provided that they render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. Any award other than an option or a SAR shall reduce the number of shares available for issuance by 2.17 shares, which differs from the 2006 Plan, which reduced it by only 1.75 shares. Awards issued as an option or SAR shall reduce the number of shares available for issuance by the number of shares underlying the award, regardless of the number of shares actually issued upon exercise of the award. The 2015 Plan is administered by the Compensation Committee of the Board ("Committee") or by the Board acting as the Committee. RSAs, SBAs, RSUs and PAs (collectively, “Full Value Equity Awards”) with vesting or settlement restrictions, as applicable, based upon completion of performance goals, have a minimum one-year vesting or settlement restriction period (the “One-Year Restriction Period”) and all other vesting or settlement restrictions, as applicable, for Full Value Equity Awards shall have a minimum three-year vesting or settlement restriction period (the “Three-Year Restriction Period” and together with the One-Year Restriction Period, the “Minimum Restriction Periods”). The Company may grant Full Value Equity Awards without taking into account the Minimum Restriction Periods, provided, that, the Company does not grant more than 5% of the aggregate shares reserved and available for grant and issuance pursuant to the 2015 Plan without such Minimum Restriction Periods. The following provides a general description of each type of award under the 2015 Plan. As of December 31, 2015, the Company had 6,260,590 shares of the Company’s common stock reserved for future issuance under the 2015 Plan.
Stock options may be granted at no less than the fair market value per share of common stock on the date of the grant (at 110% of fair market value for ISOs granted to 10% shareholders), expire not later than seven years from the date of grant (five years from the date of grant for ISOs granted to 10% shareholders) and generally vest 25% one year after the vesting commencement date and then on a pro rata basis over the following 36 months.
RSAs may be granted at a purchase price that is less than fair market value on the date of grant, and the restrictions are determined by the Committee and may be based on years of service with the Company or completion of performance goals during a period. The Committee will determine the extent that the RSA is earned prior to the payment for the shares awarded.
RSUs are awards for past or future services that may be settled in cash or shares of common stock, including restricted stock. The Committee determines the terms of each RSU, including the number of shares of common stock subject to the RSU, the times during which the RSU may be settled, the consideration to be made on settlement, and the effect of the participant’s termination on each RSU. If RSUs are awarded based on performance goals, the Committee will determine the extent that the RSU is earned. The number of shares subject to the RSU may be fixed or may vary depending on performance goals determined by the Committee. While the RSU shall be paid currently, under certain circumstances the Committee may permit the participant to defer settlement of the RSU.
PAs are awards denominated in shares of common stock that, at the sole discretion of the Committee, may be settled in cash or issuance of such shares (which may consist of restricted stock) or a combination thereof. Any PA that is comprised of a share bonus will have an initial value equal to the fair market value on the date of grant. The Committee will determine the terms of each PA, including the number of shares of common stock subject to the PA, the performance factors and the period that shall determine the extent to which each PA shall be settled, and the effect of the participant’s termination upon a change of control. Prior to the applicable settlement period, the Committee will determine the extent that the PSA is earned. No participant in the 2015 Plan will be eligible to receive more than $5,000,000 in PAs in any calendar year.
2006 Equity Incentive Plan
Following the effective date of the 2015 Plan on April 28, 2015, no further grants will be made under 2006 Plan. Under the 2006 Plan, the Company granted incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), in each case, on terms substantially similar as described above for the same type of equity award under the 2015 Plan. As of December 31, 2015, 4,872,498 shares of common stock were outstanding under the 2006 Plan.

A summary of stock option activity under the 2015 Plan, the 2006 Plan and non-plan grants is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding December 31, 2012	6,810	$21.81
Granted	1,553	$38.55
Exercised	(1,579)	$16.19
Forfeited	(308)	$32.19
Outstanding December 31, 2013	6,476	$26.70
Granted	1,471	$46.36
Exercised	(1,930)	$19.72
Forfeited	(436)	$40.64
Outstanding December 31, 2014	5,581	$33.20
Granted	1,332	$55.36
Exercised	(1,084)	$23.97
Forfeited	(387)	$47.32
Outstanding December 31, 2015	5,442	$39.46	4.05	$20,116
Exercisable, December 31, 2015	3,195	$32.51	2.93	$19,899
Vested and expected to vest December 31, 2015	5,278	$39.11	4.00	$20,102
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $36.53 on the last trading day of 2015 and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $34.1 million, $58.2 million, and $37.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
A summary of all RSAs and RSUs activity under the 2015 Plan and the 2006 Plan and non-plan RSA and RSU grants, is as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2012	642	$29.74
Granted	412	$38.23
Vested	(262)	$29.81
Cancelled	(50)	$34.17
Outstanding December 31, 2013	742	$34.13
Granted	377	$46.83
Vested	(327)	$34.11
Cancelled	(94)	$39.35
Outstanding December 31, 2014	698	$40.30
Granted	737	$52.23
Vested	(317)	$39.65
Cancelled	(118)	$47.56
Outstanding December 31, 2015	1,000	$48.44

In accordance with the 2015 Plan, RSUs granted after April 28, 2015 reduced the number of shares available for future grant by a factor of 2.17 for each share subject to such award. In accordance with the 2006 Plan, RSUs granted in 2013, 2014, and through April 28, 2015 reduced the number of shares available for future grant by a factor of 1.75 for each share subject to such award. Based on the closing price per share of the Company’s common stock of $36.53 and $54.14 on the last trading day in 2015 and in 2014, respectively, the total pre-tax intrinsic value of all outstanding stock awards as of December 31, 2015 and December 31, 2014 was $36.5 million and $37.8 million, respectively. Total fair value of stock awards vested was $16.0 million, $14.8 million, and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee Stock Purchase Plan
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
Reserved Shares
As of December 31, 2015, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Payments Due by Period Total
2015 Plan:
Options, RSUs and awards outstanding for all plans	6,441
Reserved for future grants	6,261
2012 ESPP	2,495
$15,197
Stock-Based Compensation Expense
Fair Value—The fair value of the Company’s stock options granted to employees and shares purchased by employees under the 2012 ESPP, for the years ended December 31, 2015, 2014 and 2013 was estimated using the following assumptions:

	Years Ended December 31,
	2015	2014	2013
OPTION SHARES:
Expected Term (in years)	4.46	4.40	4.41
Volatility	0.36	0.38	0.44
Expected Dividends	—%	—%	—%
Risk Free Interest Rates	1.47%	1.71%	0.90%
Estimated Forfeitures	6.14%	6.75%	7.61%
Weighted Average Fair Value	$17.73	$15.71	$14.17
ESPP SHARES:
Expected Term (in years)	1.20	1.24	1.25
Volatility	0.34	0.33	0.42
Expected Dividends	—%	—%	—%
Risk Free Interest Rates	0.39%	0.22%	0.19%
Weighted Average Fair Value	$16.43	$12.13	$12.10

Stock-Based Compensation Expense—The following table is a summary of the major categories of stock compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of sales	$4,423	$4,086	$2,930
Research and development	10,776	9,516	8,540
Sales and marketing	7,819	6,048	5,636
General and administrative	14,029	12,557	10,529
Total stock-based compensation expense	$37,047	$32,207	$27,635
The above stock-based compensation expense includes costs for 2012 ESPP of $2.8 million, $2.7 million, and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the total compensation expense related to unvested stock option grants under the Company’s 2006 Plan and 2015 Plan not yet recognized was $28.3 million, which is net of estimated forfeitures of $2.5 million. This expense will be amortized on a straight line basis over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.
As of December 31, 2015, the total compensation expense related to RSAs and RSUs under the 2006 Plan and 2015 Plan not yet recognized was $37.6 million, which is net of estimated forfeitures of $4.2 million. This expense will be amortized on a straight line basis over a weighted average period of 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.
At December 31, 2015, the total compensation expense related to options to purchase the Company’s common shares under the 2012 ESPP but not yet recognized was $2.1 million. The expense will be amortized on a straight-line basis over the two-year offering period, as such term is defined in the 2012 ESPP.

11. Employee Benefit Plan
The Company’s 401(k) plan allows eligible employees to contribute a percentage of their qualified compensation subject to IRS limits. The Company has the discretion to make matching contributions each year. Contributions made by the Company for the years ended December 31, 2015, 2014 and 2013 were $2.4 million, $1.9 million, and $1.5 million, respectively.
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
The Deferred Compensation Plan’s Administrative Committee will select investment options from which the participants may make elections for the deemed investment of their accounts under the Deferred Compensation Plan. Plan participants shall at all times be fully vested in any amounts deferred pursuant to the Deferred Compensation Plan. The Deferred Compensation Plan became effective beginning January 1, 2014 and had a balance of $1.2 million and $0.4 million as of December 31, 2015 and 2014, respectively.

12. Segment and Significant Concentrations
The Company and its wholly owned subsidiaries operate in one business segment. The following table summarizes revenue in the Clinical and Non-Clinical markets (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue by market:
Clinical Systems	$82,999	$84,695	$66,980
Clinical Reagents	426,914	356,427	292,941
Total Clinical	$509,913	$441,122	$359,921
Non-Clinical	28,663	29,019	41,371
Total revenue	$538,576	$470,141	$401,292

The following table summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2015	2014	2013
Geographic revenue information:
North America
Clinical	$290,374	$247,120	$212,362
Non-Clinical	27,635	24,905	36,998
Total North America	318,009	272,025	249,360
International
Clinical	$219,539	$194,002	$147,559
Non-Clinical	1,028	4,114	4,373
Total International	220,567	198,116	151,932
Total revenue	$538,576	$470,141	$401,292
The Company had a distribution agreement to distribute products in the United States until October 1, 2014 and has several regional distribution arrangements in place throughout Europe, Japan, China, Latin America, South America, Canada and other parts of the world.
The Company recognized revenue of $306.2 million, $264.1 million and $237.8 million for sales to United States customers for the years ended December 31, 2015, 2014 and 2013, respectively. No single country outside of the United States represented more than 10% of the Company’s total revenue for the years ended December 31, 2015, 2014 and 2013.
The following table summarizes long-lived assets, excluding intangible assets and goodwill, by geographic region (in thousands):

	December 31, 2015	December 31, 2014
United States	$108,210	96,038
Other regions	19,429	19,727
Total long-lived assets	$127,639	$115,765
The Company does not hold a significant amount of long-lived assets in any single country outside of the United States as of December 31, 2015 and December 31, 2014.
13. Collaboration Profit Sharing
Collaboration profit sharing represents the amount that the Company pays to LIFE under its collaboration agreement to develop reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expense was $5.8 million, $5.2 million and $7.5 million for the years ended December 31, 2015, 2014, 2013 respectively. The total revenue and cost of sales related to these cartridge sales are included in the respective balances in the consolidated statement of operations.

14. Collaborative Agreements and Contracts
Foundation for Innovative New Diagnostics
In May 2006, the Company entered into an agreement with the FIND to develop a simple, fast test that can detect mycobacterium tuberculosis and associated rifampin resistance from human sputum samples. Under the agreement, the Company was responsible for the development of a 6-color GeneXpert instrument to accomplish such test and the development of an enhanced manufacturing line for the manufacture of test cartridges used in the test. FIND reimbursed the Company at agreed upon amounts. The term of the development portion of the agreement was 30 months, which was subsequently extended an additional five months. In July 2009, the agreement was extended for another year for further specified enhancements. The supply term of the agreement is for 12 years, unless terminated by either party in accordance with relevant provisions of the agreement. In January 2011, the agreement was extended for another year and a new agreement was signed for the development of the Company’s Xpert HIV Viral Load test. Under the Xpert HIV agreement, FIND agreed to fund $5.1 million in development costs throughout the two-year contract. In December 2014, the Xpert HIV-1 Viral Load achieved CE-IVD status under the European Directive on In Vitro Diagnostic Medical Devices.
In December 2013, the Company entered into an agreement to develop Xpert MTB/RIF Ultra with FIND and Rutgers New Jersey Medical School to develop a next-generation test for mycobacterium tuberculosis ("TB") with increased sensitivity to aid in detection of patients with smear-negative TB, which is often associated with HIV co-infection. Xpert MTB/RIF Ultra will run on existing 6-color GeneXpert Systems. Under the Xpert MTB/RIF Ultra agreement, FIND agreed to fund up to $3.0 million in development costs throughout the two-year contract.
The Company recognized revenue from FIND of $1.6 million, $2.1 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
MTB/RIF Buy Down Program for the HBDC Market
In 2012, the Company entered into agreements with BMGF, USAID and UNITAID to reduce the price of the Company’s Multi-Drug Resistant Tuberculosis test to $9.98 for customers in the HBDC program. The Company received one-time payments of $3.5 million each from BMGF and USAID in 2012 and $3.2 million from UNITAID during 2013. Based on the terms of the agreements, the Company recognized revenue related to the BMGF and USAID agreements on a per-unit basis. Under the UNITAID agreement, the Company will recognize the $3.2 million of revenue on a straight line basis over a period of ten years. For the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $0.3 million, $0.3 million and $2.7 million, respectively, related to the BMGF, USAID and UNITAID agreements.
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
Bill and Melinda Gates and Paul G. Allen Family Foundation
In November 2014, the Company announced details of an awarded grant of up to $3.4 million co-financed by the Paul G. Allen Family Foundation and the BMGF to develop Xpert Ebola, a fast test that could be run on the Company’s installed base of GeneXpert Systems in developing countries. In addition to Xpert Ebola, the Company is evaluating deployment of the Company’s cloud-based monitoring software. For the year ended December 31, 2015, the Company recognized revenue of $2.9 million related to the agreement.

15. Related party transactions
The Company sells its products and provides services to Geisinger Health System (“Geisinger”), a physician-led health care system serving multiple regions of Pennsylvania. A director of the Company was the President and Chief Executive Officer of Geisinger until the second quarter of 2015. Net revenues recorded from sales to Geisinger were approximately $2.4 million, $1.7 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the Company had accounts receivable of approximately $0.3 million due from Geisinger.

CEPHEID
SUPPLEMENTARY DATA:
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Mar 31	June 30	Sept 30	Dec 31
	(Unaudited) (In thousands, except per share data)
2015
Total revenue	$132,637	$132,475	$126,465	$146,999
Costs and operating expenses:
Cost of sales	61,201	69,377	67,681	71,605
Collaboration profit sharing	1,267	1,326	1,286	1,947
Research and development	23,986	28,092	32,909	30,769
Sales and marketing	25,936	28,078	28,664	32,690
General and administrative	15,642	16,352	15,401	15,229
Total cost and operating expenses	128,032	143,225	145,941	152,240
Income (loss) from operations	4,605	(10,750)	(19,476)	(5,241)
Other expense, net	(4,175)	(4,726)	(3,601)	(3,903)
Income (loss) before income tax expense	430	(15,476)	(23,077)	(9,144)
(Provision for) benefit from income taxes	476	(1,254)	176	(661)
Net Income (loss)	$906	$(16,730)	$(22,901)	$(9,805)
Basic net income (loss) per share	0.01	(0.23)	(0.32)	(0.14)
Diluted net income (loss) per share	$0.01	$(0.23)	$(0.32)	$(0.14)
Weighted average shares used in computing basic net income (loss) per share	71,262	71,861	72,199	72,374
Weighted average shares used in computing diluted net income (loss) per share	73,189	71,861	72,199	72,374
Gross profit on revenue:
Revenue	$132,637	$132,475	$126,465	$146,999
Cost of sales	(61,201)	(69,377)	(67,681)	(71,605)
	$71,436	$63,098	$58,784	$75,394

	Mar 31	June 30	Sept 30	Dec 31
	(Unaudited) (In thousands, except per share data)
2014
Total revenue	$106,907	$116,503	$115,209	$131,522
Costs and operating expenses:
Cost of sales	53,083	59,568	56,791	59,885
Collaboration profit sharing	1,291	649	1,291	1,923
Research and development	21,740	23,998	23,541	27,572
Sales and marketing	23,458	23,502	23,913	26,975
General and administrative	13,667	14,340	13,069	13,971
Legal contingencies	—	—	—	20,000
Total cost and operating expenses	113,239	122,057	118,605	150,326
Loss from operations	(6,332)	(5,554)	(3,396)	(18,804)
Other expense, net	(2,291)	(3,370)	(3,573)	(4,272)
Loss before income tax expense	(8,623)	(8,924)	(6,969)	(23,076)
Provision for income taxes	(680)	(919)	(266)	(692)
Net loss	$(9,303)	$(9,843)	$(7,235)	$(23,768)
Basic net loss per share	(0.13)	(0.14)	(0.10)	(0.34)
Diluted net loss per share	$(0.13)	$(0.14)	$(0.10)	$(0.34)
Weighted average shares used in computing basic net loss per share	69,272	69,968	70,326	70,689
Weighted average shares used in computing diluted net loss per share	69,272	69,968	70,326	70,689
Gross profit on revenue:
Revenue	$106,907	$116,503	$115,209	$131,522
Cost of sales	(53,083)	(59,568)	(56,791)	(59,885)
	$53,824	$56,935	$58,418	$71,637

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation, we concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of an ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2015, our new ERP system replaced our legacy system in which a significant portion of our business transactions originate and are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management reporting capabilities compared to our legacy system and is intended to ultimately enhance internal controls over financial reporting.
Except as described above in connection with the changes implementing our ERP system, during the quarter ended December 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to our executive officers appears under the caption “Executive Officers of the Registrant” in Item 1 to this report. All other information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of shareholders to be held on April 26, 2016.

ITEM 11.    EXECUTIVE COMPENSATION
Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of shareholders to be held on April 26, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of shareholders to be held on April 26, 2016. The information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 of Part I of this Annual Report on Form 10-K under the heading “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of shareholders to be held on April 26, 2016.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of shareholders to be held on April 26, 2016.

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
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Data: Quarterly Financial Information

(b) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.
All other schedules are omitted as the required information is inapplicable or the information is presented in “Item 8: Consolidated Financial Statements and Supplementary Data.”
(c) Exhibits
The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report on Form 10-K.

CEPHEID
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2013	$176	$63	$(41)	$198
Year ended December 31, 2014	198	44	(5)	237
Year ended December 31, 2015	237	146	—	383

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPHEID

By:	/S/ DANIEL E. MADDEN
Daniel E. Madden Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
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

Signature	Title	Date

/S/ JOHN L. BISHOP	Chairman and Chief Executive Officer	February 25, 2016
John L. Bishop	(Principal Executive Officer)

/S/ DANIEL E. MADDEN	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Daniel E. Madden

/S/ THOMAS L. GUTSHALL	Director	February 25, 2016
Thomas L. Gutshall

/S/ THOMAS D. BROWN	Director	February 25, 2016
Thomas D. Brown

/S/ ROBERT EASTON	Director	February 25, 2016
Robert Easton

/S/ CRISTINA H. KEPNER	Lead Independent Director	February 25, 2016
Cristina H. Kepner

/S/ WAYNE G. PATERSON	Director	February 25, 2016
Wayne G. Paterson

/s/ DAVID H. PERSING, M.D., Ph.D.	Executive Vice President and Chief Medical	February 25, 2016
David H. Persing, M.D., Ph.D.	and Technology Officer and Director

/S/ HOLLINGS C. RENTON	Director	February 25, 2016
Hollings C. Renton

/s/ GLENN D. STEELE, JR., M.D., Ph.D.	Director	February 25, 2016
Glenn D. Steele, Jr., M.D., Ph.D.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of the Fifth Amended and Restated Articles of Incorporation of Cepheid and Fifth Amended and Restated Articles of Incorporation of Cepheid	10-Q		3.1	8/6/2014
3.2	Amended and Restated Bylaws	8-K		3.01	10/31/2011
3.3	Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State to the State of California on October 2, 2002	8-A		3.02	10/4/2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	10-Q		4.01	7/31/2002
4.3	Indenture, dated as of February 10, 2014 between Cepheid and Wells Fargo Bank, National Association, as trustee	10-Q		4.1	5/6/2014
10.1*	1997 Stock Option Plan, as amended	S-8	333-106181	4.2	6/17/2003
10.2*	2012 Employee Stock Purchase Plan	8-K		99.02	4/26/2012
10.3*	2006 Equity Incentive Plan, as amended, and restated	8-K		99.01	4/24/2014
10.4*	2015 Equity Incentive Plan	10-Q		10.2	8/7/2015
10.5*	Form of Indemnification Agreement between Cepheid and its officers and directors	S-1	333-34340	10.6	4/7/2000
10.6†	License Agreement, dated March 4, 1997, between Cepheid and The Regents of the University of California, Lawrence Livermore National Laboratory	S-1	333-34340	10.9	6/7/2000
10.7†	Thermal Cycler Supplier Agreement, dated April 15, 2000, between Cepheid and PE Biosystems, a division of PE Corporation	S-1	333-34340	10.16	5/18/2000
10.8†	Collaboration Agreement between Applied Biosystems and Cepheid dated October 11, 2002	10-K		10.28	3/25/2003
10.9†	IVD Products Patent License Agreement between Cepheid and F. Hoffmann-La Roche Ltd, effective July 1, 2004	10-Q		10.28	8/9/2004
10.10†	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004	10-Q		10.29	8/9/2004
10.11	Facility lease agreement between Cepheid and Teachers Insurance & Annuity Association of America, Inc. dated May 13, 2005	8-K		99.01	5/18/2005
10.12*	Employment offer letter between Cepheid and David H. Persing dated July 21, 2005	8-K		99.01	7/26/2005
10.13*	Form of Stock Option Grant Agreement with certain executive officers of Cepheid approved by Cepheid’s Compensation and Organizational Development Committee of the Board of Directors on April 27, 2005	10-Q		10.3	8/4/2005
10.14*	Employment Agreement dated January 24, 2007, by and between Cepheid and John L. Bishop	8-K		10.1	1/29/2007
10.15	Share Purchase Agreement dated February 14, 2007, by and between Cepheid, Altana Technology Projects GmbH, and Altana Pharma AG	8-K		2.1	2/20/2007
10.16*	Employment Agreement dated February 6, 2008, by and between Cepheid and Andrew D. Miller	8-K		10.01	2/11/2008
10.17*	Form of Change of Control Retention and Severance Agreement between Cepheid and each of its executive officers, as amended	10-K		10.18	2/27/2014
10.18	Office Lease dated February 28, 2008, between BRCP Caribbean Portfolio, LLC, and Cepheid	10-Q		10.1	5/7/2008
10.19*	Employment offer letter between Cepheid and Warren C. Kocmond dated April 12, 2013	8-K		10.01	5/7/2013

10.20*	Employment offer letter between Cepheid and Dan Madden dated May 14, 2014	10-Q	10.10	10/30/2015
10.21*	Employment offer letter between Cepheid and Ilan Daskal dated April 2, 2015	8-K	10.01	4/7/2015
10.22*	Separation Agreement between Cepheid and Ilan Daskal dated August 21, 2015	10-Q	10.20	10/30/2015
10.23*	Employment offer letter between Cepheid and Scott Campbell dated May 24, 2010				X
10.24	Lease Agreement dated September 18, 2015, by and between Cepheid and The Irvine Company LLC	10-Q	10.3	10/30/2015
10.25†	Purchase Agreement, dated as of September 30, 2014, between Cepheid and Laboratory Supply Company	10-Q	10.1	11/4/2014
10.26	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Morgan Stanley & Co. International plc	8-K	99.01	2/10/2014
10.27	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Morgan Stanley & Co. International plc	8-K	99.02	2/10/2014
10.28	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Jefferies LLC	8-K	99.03	2/10/2014
10.29	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Jefferies LLC	8-K	99.04	2/10/2014
10.30	Base Capped Call Transaction Confirmation, dated as of February 4, 2014 between Cepheid and Goldman, Sachs & Co	8-K	99.05	2/10/2014
10.31	Additional Capped Call Transaction Confirmation, dated as of February 5, 2014 between Cepheid and Goldman, Sachs & Co	8-K	99.06	2/10/2014
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (see Signature page to this annual report)				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Management contract or compensatory plan or arrangement.

†
Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.