Form 10-Q
period 2016-03-31
CEPHEID
filed 2016-05-04
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 26, 2016, there were 72,885,605 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2016

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,820	$112,568
Short-term investments	202,492	210,147
Accounts receivable, less allowance for doubtful accounts of $617 as of March 31, 2016 and $383 as of December 31, 2015	72,626	66,550
Inventory, net	150,426	148,690
Prepaid expenses and other current assets	26,637	18,515
Total current assets	542,001	556,470
Property and equipment, net	143,969	127,639
Investments	63,361	62,175
Other non-current assets	5,643	4,205
Intangible assets, net	23,812	25,241
Goodwill	39,681	39,681
Total assets	$818,467	$815,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,963	$57,771
Accrued compensation	30,112	39,015
Accrued royalties	4,140	5,469
Accrued and other liabilities	27,616	27,451
Current portion of deferred revenue	13,586	12,778
Total current liabilities	133,417	142,484
Long-term portion of deferred revenue	6,936	5,538
Convertible senior notes, net	284,295	281,627
Other liabilities	16,639	15,779
Total liabilities	441,287	445,428
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized, 72,693,942 and 72,415,317 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	453,943	449,704
Additional paid-in capital	272,480	263,429
Accumulated other comprehensive loss, net	(400)	(908)
Accumulated deficit	(348,843)	(342,242)
Total shareholders’ equity	377,180	369,983
Total liabilities and shareholders’ equity	$818,467	$815,411
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$144,780	$132,637
Costs and operating expenses:
Cost of sales	72,595	61,201
Collaboration profit sharing	658	1,267
Research and development	29,914	23,986
Sales and marketing	28,795	25,936
General and administrative	15,055	15,642
Total costs and operating expenses	147,017	128,032
Income (loss) from operations	(2,237)	4,605
Other income (expense):
Interest income	660	373
Interest expense	(3,765)	(3,603)
Foreign currency exchange loss and other, net	(528)	(945)
Other expense, net	(3,633)	(4,175)
Income (loss) before income taxes	(5,870)	430
Benefit from (provision for) income taxes	(731)	476
Net income (loss)	$(6,601)	$906
Basic net income (loss) per share	$(0.09)	$0.01
Diluted net income (loss) per share	$(0.09)	$0.01
Shares used in computing basic net income (loss) per share	72,588	71,262
Shares used in computing diluted net income (loss) per share	72,588	73,189
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(6,601)	$906
Other comprehensive income, before tax:
Change in unrealized gains and losses related to cash flow hedges:
Gain (loss) recognized in accumulated other comprehensive loss, net	(74)	404
Loss reclassified from accumulated other comprehensive loss, net to the statement of operations	331	23
Change in unrealized gains and losses related to available-for-sale investments:
Gain recognized in accumulated other comprehensive loss, net	547	142
Gain reclassified from accumulated other comprehensive loss, net to the statement of operations	(1)	—
Other comprehensive income, before tax	803	569
Income tax expense related to items of accumulated other comprehensive loss, net	(295)	(475)
Comprehensive income (loss)	$(6,093)	$1,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,601)	$906
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,532	6,045
Amortization of intangible assets	1,429	1,673
Unrealized foreign exchange differences	(101)	1,455
Amortization of debt discount and transaction costs	2,667	2,502
Stock-based compensation expense	9,007	7,557
Excess tax benefits from stock-based compensation expense	—	(53)
Other non-cash items	357	142
Changes in operating assets and liabilities:
Accounts receivable	(6,076)	(5,910)
Inventory, net	(1,693)	(8,160)
Prepaid expenses and other current assets	(7,459)	(2,299)
Other non-current assets	(68)	(197)
Accounts payable and other current and non-current liabilities	(1,408)	5,512
Accrued compensation	(8,904)	(8,776)
Deferred revenue	2,205	341
Net cash provided by (used in) operating activities	(9,113)	738
Cash flows from investing activities:
Capital expenditures	(22,741)	(9,989)
Cost of acquisitions, net	—	(3,000)
Proceeds from sale of equipment and an intangible asset	24	339
Proceeds from sales of marketable securities and investments	21,230	13,303
Proceeds from maturities of marketable securities and investments	58,627	61,774
Purchases of marketable securities and investments	(73,040)	(62,494)
Transfer from (to) restricted cash	(2,059)	31
Net cash used in investing activities	(17,959)	(36)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	4,251	13,804
Excess tax benefits from stock-based compensation expense	—	53
Principal payment of notes payable	(43)	(39)
Net cash provided by financing activities	4,208	13,818
Effect of foreign exchange rate change on cash and cash equivalents	116	(1,557)
Net increase (decrease) in cash and cash equivalents	(22,748)	12,963
Cash and cash equivalents at beginning of period	112,568	96,663
Cash and cash equivalents at end of period	$89,820	$109,626
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
Cepheid (the “Company”) was incorporated in the State of California on March 4, 1996. The Company is a molecular diagnostics company that develops, manufactures, and markets fully-integrated systems for diagnostic testing. The Company’s systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
The Condensed Consolidated Balance Sheet at March 31, 2016, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2016 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from audited consolidated financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Restricted Cash
Prepaid expense and other current assets included $3.4 million and $2.7 million of restricted cash as of March 31, 2016 and December 31, 2015, respectively and other non-current assets included $3.4 million and $2.1 million of restricted cash as of March 31, 2016 and December 31, 2015, respectively. These restricted cash balances are held as security for bank guarantees provided to a foreign customer contract. The Company is required to maintain such guarantees until its contractual obligations are satisfied under the contract.
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
The Company’s main financial institution for banking operations held 62% and 66% of the Company’s cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.
The Company’s accounts receivable are derived from sales to customers and distributors. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 11% of total accounts receivable as of December 31, 2015. No direct customer represented more than 10% of total accounts receivable as of March 31, 2016.
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
The components of inventories were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw Materials	$38,887	$39,267
Work in Process	67,657	62,153
Finished Goods	43,882	47,270
Inventory, net	$150,426	$148,690
In addition, capitalized stock-based compensation expense of $2.6 million and $2.5 million were included in inventory as of March 31, 2016 and December 31, 2015, respectively.

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
For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is the Company's best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met.
The Company may place an instrument at a customer site under a reagent rental agreement ("reagent rental"). Under a reagent rental, the Company retains title to the instrument and earns revenue for the usage of the instrument and related maintenance services through the amount charged for reagents and other disposables. Under a reagent rental, a customer may commit to purchasing minimum quantities of reagents at stated prices over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of a reagent rental as reagents and other disposables are shipped and all other revenue recognition criteria have been met. All revenue recognized from reagent rentals is included in reagent and disposable sales in Note 10, “Segment and Significant Concentrations”.
Revenue includes fees for research and development services earned under grants and collaboration agreements, which are recognized on a contract-specific basis. Revenue and profit under cost-plus service contracts are recognized as costs are incurred plus negotiated fees. For certain contracts, the Company utilizes the proportional performance method of revenue recognition, which requires that the Company estimate the total amount of costs to be expended for a project and recognize revenue equal to the portion of costs incurred to date. The Company exercises judgment when estimating the level of effort required to complete a project. The estimated total costs to complete a project are subject to revision from time-to-time.
Earnings Per Share
Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes using the treasury stock method. In loss periods, the earnings per share calculation excludes all common equivalent shares because their inclusion would be antidilutive. Antidilutive common equivalent shares totaled 11,256,000 and 6,477,000 for the three months ended March 31, 2016 and 2015, respectively.

The following summarizes the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic:
Net income (loss)	$(6,601)	$906
Basic weighted shares outstanding	72,588	71,262
Net income (loss) per share	$(0.09)	$0.01
Diluted:
Net income (loss)	$(6,601)	$906
Basic weighted shares outstanding	72,588	71,262
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	1,927
Diluted weighted shares outstanding	72,588	73,189
Net income (loss) per share	$(0.09)	$0.01
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently assessing the impact of this ASU on its financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU No. 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the potential impact of this ASU on its financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early-adopted the provisions of this ASU as of December 31, 2015. The provisions have been applied prospectively and prior periods were not retrospectively adjusted, as permitted by the ASU.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends limited sections within ASC Subtopic 835-30. ASU No. 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted ASU No. 2015-03 on January 1, 2016, and applied its provisions retrospectively for each period presented. The adoption of ASU No. 2015-03 resulted in the reclassification of approximately $6 million of unamortized debt issuance costs related to the Company's convertible senior notes from other non-current assets to convertible senior notes, net within our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. Other than this reclassification, the adoption of ASU No. 2015-03 did not have an impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principal of ASU No. 2014-09 is to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective transition methods. The Company has not yet selected a transition method nor has it determined the potential effects that the adoption of ASU No. 2014-09 will have on its consolidated financial statements.

2. Fair Value
The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, non-current investments, and foreign currency derivatives) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

Balance as of March 31, 2016:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$53,431	$36,389	$—	$89,820
Short-term investments:
Asset-backed securities	—	53,613	—	53,613
Corporate debt securities	—	77,686	—	77,686
Commercial paper	—	42,354	—	42,354
Government agency securities	—	17,206	—	17,206
Other securities	—	11,633	—	11,633
Total short-term investments	—	202,492	—	202,492
Foreign currency derivatives	—	1,531	—	1,531
Investments:
Asset-backed securities	—	11,917	—	11,917
Corporate debt securities	—	35,436	—	35,436
Government agency securities	—	12,000	—	12,000
Other securities	—	4,008	—	4,008
Total investments	—	63,361	—	63,361
Total	$53,431	$303,773	$—	$357,204
Liabilities:
Foreign currency derivatives	$—	$1,316	$—	$1,316
Total	$—	$1,316	$—	$1,316

Balance as of December 31, 2015:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$84,625	$27,943	$—	$112,568
Short-term investments:
Asset-backed securities	—	51,973	—	51,973
Corporate debt securities	—	81,600	—	81,600
Commercial paper	—	48,762	—	48,762
Government agency securities	—	12,684	—	12,684
Other securities	—	15,128	—	15,128
Total short-term investments	—	210,147	—	210,147
Foreign currency derivatives	—	1,431	—	1,431
Investments:
Asset-backed securities	—	11,818	—	11,818
Corporate debt securities	—	36,414	—	36,414
Government agency securities	—	11,944	—	11,944
Other securities	—	1,999	—	1,999
Total investments	—	62,175	—	62,175
Total	$84,625	$301,696	$—	$386,321
Liabilities:
Foreign currency derivatives	$—	$1,298	$—	$1,298
Total	$—	$1,298	$—	$1,298
The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

Balance as of March 31, 2016:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$312,570	$—	$312,570
Total	$—	$312,570	$—	$312,570

Balance as of December 31, 2015:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$307,481	$—	$307,481
Total	$—	$307,481	$—	$307,481
The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits, and money market funds as these specific assets are liquid. Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 instruments include commercial paper, corporate debt securities, United States government securities, government agency securities, asset-backed securities, and other securities, as similar or identical instruments can be found in active markets.
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

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which have been classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes in an over-the-counter market on March 31, 2016.

3. Investments
The Company’s marketable securities as of March 31, 2016, were classified as available-for-sale securities, with changes in fair value recognized in Accumulated Other Comprehensive Income ("AOCI"), a component of shareholders’ equity. The Company classifies its marketable securities as cash equivalents, short-term investments or non-current investments based on each instrument's underlying effective maturity date. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of March 31, 2016:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$53,663	$5	$(55)	$53,613
Commercial paper	78,721	22	—	78,743
Corporate debt securities	77,742	18	(74)	77,686
Government agency securities	17,202	4	—	17,206
Other securities	11,626	9	(2)	11,633
Amounts classified as cash equivalents	(36,387)	(2)	—	(36,389)
Total short-term investments	$202,567	$56	$(131)	$202,492
Investments:
Asset-backed securities	$11,933	$9	$(25)	$11,917
Corporate debt securities	35,372	79	(15)	35,436
Government agency securities	11,999	1	—	12,000
Other securities	4,000	8	—	4,008
Total investments	$63,304	$97	$(40)	$63,361

Balance as of December 31, 2015:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,102	$—	$(129)	$51,973
Commercial paper	76,711	3	(9)	76,705
Corporate debt securities	81,777	—	(177)	81,600
Government agency securities	12,701	—	(17)	12,684
Other securities	15,122	7	(1)	15,128
Amounts classified as cash equivalents	(27,943)	—	—	(27,943)
Total short-term investments	$210,470	$10	$(333)	$210,147
Investments:
Asset-backed securities	$11,884	$—	$(66)	$11,818
Corporate debt securities	36,530	3	(119)	36,414
Government agency securities	11,999	—	(55)	11,944
Other securities	2,001	—	(2)	1,999
Total investments	$62,414	$3	$(242)	$62,175

Proceeds from the sale of marketable securities were $21.2 million and $13.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income (expense) in the Condensed Consolidated Statements of Operations, were immaterial for the three months ended March 31, 2016 and 2015.

The following table summarizes the fair value of the Company’s marketable securities with unrealized losses at March 31, 2016 and December 31, 2015, and the duration of time that such losses had been unrealized (in thousands):

Balance as of March 31, 2016:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$45,486	$(80)	$250	$—	$45,736	$(80)
Corporate debt securities	55,487	(85)	7,844	(4)	63,331	(89)
Government agency securities	2,002	—	—	—	2,002	—
Other securities	1,999	(2)	—	—	1,999	(2)
Total	$104,974	$(167)	$8,094	$(4)	$113,068	$(171)

Balance as of December 31, 2015:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$57,866	$(192)	$5,923	$(3)	$63,789	$(195)
Corporate debt securities	101,701	(289)	8,911	(7)	110,612	(296)
Government agency securities	24,628	(72)	—	—	24,628	(72)
Commercial Paper	11,374	(9)	—	—	11,374	(9)
Other securities	7,496	(3)	—	—	7,496	(3)
Total	$203,065	$(565)	$14,834	$(10)	$217,899	$(575)
The Company evaluated marketable securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, commercial paper, and other securities as of March 31, 2016, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2016 and December 31, 2015, by contractual maturity (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$182,069	$182,035	$186,311	$186,118
Mature after one year through three years	112,281	112,340	106,377	106,086
Mature in more than three years	7,908	7,867	8,139	8,061
Total	$302,258	$302,242	$300,827	$300,265
4. Derivative Financial Instruments
The Company uses derivatives to partially offset its exposure to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to offset some of the foreign exchange risk on expected future cash flows on certain forecasted revenue and expenses and on certain existing assets and liabilities.
To address fluctuations in foreign currency exchange rates, a portion of forecasted foreign currency revenue and expenses of certain of the Company’s subsidiaries are hedged. The Company hedges portions of its forecasted foreign currency exposure associated with revenue, cost of sales, and operating expenses for generally up to twelve months.

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
The Company had a net deferred loss of $0.2 million and $0.4 million associated with cash flow hedges recorded in AOCI as of March 31, 2016 and December 31, 2015, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of March 31, 2016 are expected to occur within twelve months.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange loss and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2016 and 2015.
Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange loss and other, net. During the three months ended March 31, 2016 and 2015, the Company recognized a loss of $0.5 million and a gain of $2.0 million, respectively, as a component of foreign currency exchange loss and other, net, related to derivative instruments not designated as hedging instruments. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.
The notional principal amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $133.8 million and $117.6 million as of March 31, 2016 and December 31, 2015, respectively. The notional principal amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges are $27.8 million and $25.9 million as of March 31, 2016 and December 31, 2015, respectively.

The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,207	$324	$1,531
Derivative Liabilities (b):
Foreign exchange contracts	(1,292)	(24)	(1,316)

	December 31, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,390	$41	$1,431
Derivative Liabilities (b):
Foreign exchange contracts	(1,250)	(48)	(1,298)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.
The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	Gain (Loss) Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 31, 2016	March 31, 2015	March 31, 2016 (a)	March 31, 2015 (b)	Location	March 31, 2016	March 31, 2015
Cash flow hedges:
Foreign exchange contracts	$(74)	$404	$(331)	$(23)	Foreign currency exchange loss and other, net	$(161)	$(86)
Total	$(74)	$404	$(331)	$(23)		$(161)	$(86)

(a)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $0.4 million loss within costs and operating expenses and a $0.1 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016.

(b)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $2.3 million loss within costs and operating expenses and a $2.3 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.

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
The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, March 31, 2016
Licenses	$11,256	$(7,342)	$3,914
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(15,951)	19,898
	$55,718	$(31,906)	$23,812
Balance, December 31, 2015
Licenses	$11,454	$(7,280)	$4,174
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(14,782)	21,067
	$55,916	$(30,675)	$25,241
Intangible asset amortization expense was $1.4 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2016, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense

2016 (remaining nine months)	$4,361
2017	5,448
2018	5,144
2019	4,168
2020	3,891
Thereafter	800
Total expected future amortization	$23,812
6. Income Taxes
Effective December 31, 2015, the Company early-adopted ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The provisions have been applied on a prospective basis and prior periods were not retrospectively adjusted, as permitted by the ASU.
For the three months ended March 31, 2016, the Company recorded an income tax expense of $0.7 million primarily related to ordinary tax expense of the Company’s foreign subsidiaries. For the three months ended March 31, 2015, the Company recorded an income tax benefit of $0.5 million, comprised primarily of ordinary tax benefit of the Company’s foreign subsidiaries and the tax effect of items in accumulated other comprehensive loss, net.

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, as well as income or loss in the United States federal and state jurisdictions for which no tax expense or benefit is recorded. The difference in the effective tax rate for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 is primarily due to increased United States income, or decreased United States losses, for the three months ended March 31, 2016, for which no income tax expense or benefit was recorded in the United States federal and state tax jurisdictions.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2016 and 2015, the Company did not recognize any significant interest or penalties related to uncertain tax positions, nor had any been accrued for as of March 31, 2016 and December 31, 2015.
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
As of March 31, 2016, the Notes were not yet convertible.
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
The Notes consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability component:
Principal	345,000	345,000
Less: debt discount, net of amortization and reclassification of debt issuance costs	(60,705)	(63,373)
Net carrying amount	284,295	281,627
Equity component (a)	73,013	73,013

(a)	Recorded in the condensed consolidated balance sheets within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
1.25% coupon	$1,078	$1,078
Amortization of debt issuance costs	179	134
Amortization of debt discount	2,488	2,368
	$3,745	$3,580

As of March 31, 2016 and December 31, 2015, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$312,570	$284,295	$307,481	$281,627
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
Based on the closing price of our common stock of $33.36 on March 31, 2016, the if-converted value of the Notes was less than their respective principal amounts.
8. Commitments, Contingencies and Legal Matters
Purchase Commitments
The following table summarizes the Company’s purchase commitments at March 31, 2016 (in thousands):

Years Ending December 31,	Purchase Commitments
2016 (remaining nine months)	$41,517
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total minimum payments	$41,517
Purchase commitments include non-cancellable purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s reagents and orders for purchase of systems and system modules.

Legal Matters
In May 2005, the Company entered into a license agreement with F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (“Roche”) that provided the Company with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated the Company’s license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that the Company violated any provision of the agreement. A three-member panel was convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case. On April 22, 2016, the arbitration panel transmitted a partial award holding that the Company was liable for damages for the manufacture and sale of certain accused products starting after the Company terminated the license until September 2015, with the final amount to be determined by audit. The partial award also denied Roche’s requests for an injunction, and allocated certain legal fees and costs between the parties.
Based on its ongoing evaluation of the facts and circumstances of the case, including the partial award, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss as of December 31, 2014, which amount was included in accrued and other liabilities in the Company’s consolidated balance sheets. Taking into account the partial award, this continues to be the Company's best estimate for this potential loss as of March 31, 2016. Depending on the final ruling of the arbitrators, it is possible that the Company could also be responsible for certain fees, costs and/or interest, if any; however, the Company is unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts.
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
On July 16, 2014 Roche filed a lawsuit in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. On November 10, 2014, the Company filed a petition for inter partes review (“IPR”) of the 723 Patent in the United States Patent and Trademark Office (the “USPTO”) and filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, the Company filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, the Company filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute the Company's second petition for IPR. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.
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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense
The following table is a summary of the major categories of stock-based compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$1,515	$1,040
Research and development	2,278	2,198
Sales and marketing	1,929	1,450
General and administrative	3,316	2,869
Total stock-based compensation expense	$9,038	$7,557
The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding, December 31, 2015	5,442	$39.46
Granted	308	$32.27
Exercised	(76)	$9.33
Forfeited	(54)	$42.41
Outstanding, March 31, 2016	5,620	$39.45	4.05	$13,888
Exercisable, March 31, 2016	3,249	$33.40	2.86	$13,223
Vested and expected to vest, March 31, 2016	5,452	$39.22	3.99	$13,810
The following table summarizes all award activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	1,000	$48.44
Granted	101	32.89
Vested	(55)	43.46
Cancelled	(24)	46.72
Outstanding, March 31, 2016	1,022	$47.21

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and directors and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended March 31,
	2016	2015
OPTION SHARES:
Expected Term (in years)	4.33	4.40
Volatility	.36	.38
Expected Dividends	—	—
Risk Free Interest Rates	1.39%	1.39%
Estimated Forfeitures	6.14%	6.75%
Weighted Average Fair Value Per Share	$10.13	$18.55
ESPP SHARES:
Expected Term (in years)	1.23	1.22
Volatility	.49	.32
Expected Dividends	—	—
Risk Free Interest Rates	0.59%	0.26%
Weighted Average Fair Value Per Share	$9.87	$16.43
10. Segment and Significant Concentrations
The Company and its wholly owned subsidiaries operate in one business segment.
The following table summarizes total revenue by type (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
System and other revenue	$24,284	$18,714
Reagent and disposable revenue	120,496	113,923
Total revenue	$144,780	$132,637
The Company currently sells product through its direct sales force and through third-party distributors. No single customer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2016 and 2015.
The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2016	2015
Geographic revenue information:
North America	$82,390	$82,305
International	62,390	50,332
Total revenue	$144,780	$132,637
The Company recognized revenue of $79.7 million and $77.0 million for sales to United States customers for the three months ended March 31, 2016 and 2015, respectively.
No single country outside of the United States represented more than 10% of the Company’s total revenue for the three months ended March 31, 2016 and 2015.

The following table summarizes long-lived assets, excluding intangible assets and goodwill, by geographic region (in millions):

	March 31, 2016	December 31, 2015
United States	$125,102	$108,210
Other regions	18,867	19,429
Total long-lived assets	$143,969	$127,639
The Company does not hold a significant amount of long-lived assets in any single country outside of the United States as of March 31, 2016 and December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and the independent reference laboratory market and expansion of our United States sales organization; sales organization productivity and the productivity and effectiveness of our distributors; speed and extent of test menu expansion and utilization; improving gross margins; execution of manufacturing operations; our reliance on a single contract manufacturer; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; the relative mix of commercial and HBDC sales and the relative mix of instrument and test sales; our success in commercial test and commercial system sales; our ability to sell directly to the smaller hospital market and the independent reference laboratory market; the performance and market acceptance of our new products, including our new point-of-care system; manufacturing costs associated with the ramp-up of new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; lengthy sales cycles in certain markets, including the HBDC program and the smaller hospital market; variability in systems placements and reagent pull-through in our HBDC program and the smaller hospital market; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals for new products; uncertainties related to the United States Food and Drug Administration (“FDA”) regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our reliance on distributors in some regions to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; costs of litigation, including settlement costs; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; the impact of foreign currency exchange; protection of our intellectual property and proprietary information; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW
We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing. Our systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. We intend to do this, in part, by extending the reach of our platform deeper into the hospital and reference laboratory markets as well as expanding into the point-of-care market and new geographic markets, and, in part, by extending the breadth of our platform by developing new tests for our systems, such as oncology. Key elements of our strategy to achieve this objective include:

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

•
primarily moderate complexity Clinical Laboratory Improvement Amendments ("CLIA") categorized, amplified molecular tests, which means the GeneXpert system can be operated without the need for highly-trained laboratory technologists. Additionally, we are entering the CLIA-waived market, which will enable certain of our tests to be run in point-of-care environments. For example, in December 2015, the FDA granted CLIA waiver for our Xpert Flu+RSV Xpress test for use on our GeneXpert System. The Xpert Flu+RSV Xpress is the first PCR panel test to achieve CLIA waiver, and the first in a series of reference-quality molecular tests that we intend to deliver to the point-of-care market over the next several years;

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

•
Continue to develop and market new tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, critical infectious disease, sexual health, virology, oncology and genetics. For example, Xpert HPV, Xpert Carba-R, Xpert Norovirus, Xpert Flu/RSV XC, and Xpert Trichomonas were all made commercially available in all markets that recognize the CE Mark during 2014 and Xpert HIV-1 Viral Load achieved CE Mark in December 2014. In 2015, Xpert Trichomonas received FDA clearance, our Xpert Flu+RSV Xpress received a CLIA waiver from the FDA, and Xpert Ebola received Emergency Use Authorization from the FDA and was listed as eligible for procurement to Ebola-affected countries by the World Health Organization. Our Xpert Ebola test, Xpert HIV-1 Qualitative, Xpert HCV Viral Load, and Xpert BCR-ABL Ultra also achieved CE Mark during 2015. Additionally, in February 2015, we received clearance from the FDA for expanded claims on our Xpert MTB/RIF test and in March 2016, we received clearance from the FDA to market our Xpert Carba-R test for use with bacterial isolates. Our cumulative menu now stands at 23 tests that have achieved CE mark available internationally and 20 tests FDA cleared in the United States.

•
Market segment expansion. We plan to further extend the reach of our GeneXpert system and menu of Xpert tests to additional markets in 2016 and beyond. Following the clearance of our first CLIA-waived test for Flu+RSV at the end of 2015 and the announcement of our non-exclusive distribution agreements with Henry Schein in January 2016 and Medline and McKesson in April 2016, our GeneXpert System and menu of moderately complex Xpert tests, including the CLIA-waived test for Flu+RSV, is now increasingly available to the non-acute laboratory market, including moderately complex physician-office laboratories, women's health facilities, large multi-specialty clinics, urgent care facilities, and reference laboratories. Additionally, Henry Schein, Medline, and McKesson will distribute our CLIA-waived products for the GeneXpert Omni, which is expected to launch outside the United States in late 2017, and which we expect to further expand our presence in the point-of-care market in the years following launch.

•
Extend geographic reach. Our European sales and marketing operations are headquartered in France. As of March 31, 2016, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, India, Japan and the United Arab Emirates. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis in 2016 and future years.

•
Extend High Burden Developing Countries sales programs. We expect to continue to expand our presence in HBDCs to deliver GeneXpert systems and Xpert tests, including virology and Ebola, to HBDCs at a discount to our standard commercial prices. We believe that participation in the HBDC program considerably broadens the geographic reach of our products and increases recognition of the Cepheid brand and product portfolio.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged. For a description of those critical accounting policies, please refer to our 2015 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1, “Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for a discussion of new and recently adopted accounting guidance.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue
The following table summarizes total revenue by type (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue:
System and other revenue	$24,284	$18,714	$5,570	30%
Reagent and disposable revenue	120,496	113,923	6,573	6%
Total revenue	$144,780	$132,637	$12,143	9%
System and other revenue increased $5.6 million, or 30%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily driven by higher system sales to HBDC customers, including a large system order to India. Reagent and disposable revenue increased $6.6 million, or 6%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to a large reagent order to India, our growing installed base of GeneXpert instruments and our expanding menu of Xpert tests, partially offset by a decrease in sales of anthrax test cartridges under our USPS BDS program.
Our sales may be subject to seasonal fluctuations driven primarily by the timing and severity of seasonal illnesses such as influenza, respiratory syncytial virus, enteroviruses, and norovirus, which are most prevalent in the first and fourth calendar quarters of the year.
We expect our revenue to continue to increase in 2016 with the growth of our installed base of GeneXpert systems, the continued expansion of our test menu, and the adoption of additional tests within our customer base.

The following table provides a breakdown of our revenue by geographic regions (in thousands, expect percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Geographic revenue information:
North America	$82,390	$82,305	$85	0%
International	62,390	50,332	12,058	24%
Total revenue	$144,780	$132,637	$12,143	9%
North American revenue increased $0.1 million for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily driven by higher sales of Xpert tests, partially offset by a decrease in sales of anthrax test cartridges under our USPS BDS program. International revenue increased $12.1 million, or 24%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily driven by higher sales of clinical systems and reagents to our HBDC customers, including a large system and reagent order to India, as well as higher sales from clinical reagents to commercial customers.
The recent strengthening of the United States dollar has impacted the relative value of sales transactions that are denominated in foreign currencies. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We estimate that the foreign currency movements relative to the United States dollar negatively impacted net revenue during the three months ended March 31, 2016 by approximately $4.7 million, inclusive of net hedge benefits of approximately $2.2 million, which were recorded as revenue in the same period in the prior year.
Costs and Operating Expenses
The following table illustrates the changes in operating expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Costs and operating expenses:
Cost of sales	$72,595	$61,201	$11,394	19%
Collaboration profit sharing	658	1,267	(609)	(48)%
Research and development	29,914	23,986	5,928	25%
Sales and marketing	28,795	25,936	2,859	11%
General and administrative	15,055	15,642	(587)	(4)%
Total costs and operating expenses	$147,017	$128,032	$18,985	15%
Cost of Sales
Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes product royalties, amortization of intangible assets related to technology licenses, and intangible assets acquired in business combinations.
Cost of sales increased $11.4 million, or 19%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily attributable to increased shipments of our clinical reagent products and increased system shipments.
Our gross margin percentage was 50% and 54% for the three months ended March 31, 2016 and 2015, respectively. The decrease for the three months ended March 31, 2016 was primarily attributable to the product mix and the increase in revenue derived from our HBDC customers, which included a large system and reagent order to India, and was also negatively impacted by changes in foreign currency rates.
We currently expect that our gross margin, as a percentage of revenue, will remain comparable to the gross margin for the three months ended March 31, 2016, during the remainder of 2016 primarily driven by manufacturing cost improvements and the suspension of the medical device excise tax, offset by a shift in customer mix. If sales to our HBDC customers are higher than anticipated, gross margin percentage may be negatively impacted.

Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (acquired by Thermo Fisher Scientific) under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expenses decreased $0.6 million, or 48%, for the three months ended March 31, 2016 as compared to the same period in the prior year primarily driven by lower anthrax cartridge sales under the USPS BDS program. We currently expect our 2016 collaboration profit sharing expenses to be comparable to 2015.
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
Research and development expenses increased $5.9 million, or 25%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to increased headcount and an increase in engineering costs related primarily to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point-of-care market.
We currently expect our research and development expenses, as a percentage of revenue, for the remainder of 2016 to be comparable to or slightly down from 2015. On a dollar basis, we expect research and development expenses to continue to increase for the remainder of 2016 compared to 2015 driven primarily by a significant increase in our clinical trial costs and engineering costs related to our high-level multiplexing initiative and the development of our GeneXpert Omni for the point-of-care market.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses. Sales and marketing expenses increased $2.9 million, or 11%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to increased headcount, increased travel, and the expansion of our sales force, and sales and marketing program costs.
We currently expect our sales and marketing expenses, as a percentage of revenue, for the remainder of 2016 to be comparable to 2015.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, and legal, accounting and other professional fees. General and administrative expenses decreased $0.6 million, or 4%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to lower legal and consulting fees, which were partially offset by an increase in headcount and increased stock-based compensation expense.
We currently expect our general and administrative expenses to decrease modestly as a percentage of revenue for the remainder of 2016 as compared to 2015.
Other Income (Expense)
The following table illustrates the changes in our other income (expense), net (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Other income (expense)
Interest income	$660	$373	$287	77%
Interest expense	(3,765)	(3,603)	(162)	4%
Foreign currency exchange loss and other, net	(528)	(945)	417	(44)%
Total other expense, net	$(3,633)	$(4,175)	$542	(13)%

Other income (expense) primarily consists of interest income earned from our cash, cash equivalents, and investment balances, interest expense related to senior convertible notes, loans, or notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities. Interest income increased by $0.3 million, or 77%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to an increase in yields derived from our investment portfolio. Interest expense increased $0.2 million, or 4%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to increased accretion of the convertible note discount into interest expense from the issuance of senior convertible notes in February 2014. Foreign currency exchange loss and other, net decreased by $0.4 million, or 44% for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to the strengthening of the Euro, South African Rand and Australian dollar against the United States dollar, partially offset by the strengthening of the United States dollar against the British pound.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(9,113)	$738	$(9,851)
Net cash used in investing activities	(17,959)	(36)	(17,923)
Net cash provided by financing activities	4,208	13,818	(9,610)
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from customers and our primary cash outflows are purchases of inventory and personnel-related expenses. Net cash provided by operating activities during the first three months of 2016 decreased $9.9 million compared with the first three months of 2015, primarily due to the following:

•	a net loss of $6.6 million during the first three months of 2016 compared with net income of $0.9 million during the first three months of 2015;

•
a $6.9 million unfavorable impact related to our accounts payable and other current and non-current liabilities balance during the first three months of 2016 compared with the first three months of 2015, primarily driven by timing of payments; and

•
a $5.2 million unfavorable impact related to the rate of increase in our prepaid expenses and other current assets balance during the first three months of 2016 compared with the first three months of 2015, primarily driven by volume and timing of pre-payments and timing of payments of other receivables; partially offset by

•
a reduction of the rate of increase of the net inventory balance, which contributed to a net $6.5 million favorable change in our operating cash flow, primarily due to reduced volume and timing of purchases.

We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including our growth initiatives, for the next 12 months and beyond.
Cash Flows from Investing Activities
Our cash flows from investing activities are primarily for capital expenditures and purchases of marketable securities and investments, while cash inflows are primarily proceeds from sales and maturities of marketable securities and investments and proceeds from the sale of equipment and intangible assets. Net cash used in investing activities during the first three months of 2016 increased $17.9 million compared with the first three months of 2015, primarily due to increased capital expenditures and an increase in restricted cash.
Cash Flows from Financing Activities
Net cash provided by financing activities during the first three months of 2016 decreased $9.6 million compared with the first three months of 2015, primarily due to a decrease in net proceeds from issuance of common stock and exercise of stock options of $9.6 million during the first three months of 2016.

Off-Balance-Sheet Arrangements
As of March 31, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter, as evidenced by our increased operating expenses for the three months ended March 31, 2016. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our new products, manufacturing costs associated with the ramp-up of new products, the resources we devote to developing and supporting our products, the expansion of our U.S. sales organization, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.4 million as of March 31, 2016. In addition, if a 100 basis point change in overall interest rates were to occur in 2016, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2016.
Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $4.9 million.

Foreign Currency Risk
We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2016 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in European countries and South Africa and is denominated in a number of currencies, primarily the Euro, United States dollar, British Pound, South African Rand, and Australian dollar. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.
We expect to continue to hedge our foreign currency exposure in the future and may use currency forward contracts, currency options, and/or other common derivative financial instruments to reduce foreign currency risk. We performed a sensitivity analysis as of March 31, 2016 based on a model that measures the impact of a hypothetical 10% adverse change in foreign exchange rates to the United States dollar (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign exchange rates used in the model were based on the spot rates in effect as of March 31, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $2.7 million as of March 31, 2016.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended March 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In May 2005, we entered into a license agreement with F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (“Roche”) that provided us with rights under a broad range of Roche patents, including patents relating to the PCR process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, we terminated our license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. We terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against us in the International Chamber of Commerce pursuant to the terms of the terminated agreement. We filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that we violated any provision of the agreement. A three-member panel was convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that we appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case. On April 22, 2016, the arbitration panel transmitted a partial award holding that we were liable for damages for the manufacture and sale of certain accused products starting after we terminated the license until September 2015, with the final amount to be determined by audit. The partial award also denied Roche’s requests for an injunction, and allocated certain legal fees and costs between the parties.
Based on our ongoing evaluation of the facts and circumstances of the case, including the partial award, we believe that it is probable that this arbitration proceeding could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which amount was included in accrued and other liabilities in our consolidated balance sheets. Taking into account the partial award, this continues to be our best estimate for this potential loss as of March 31, 2016. Depending on the final ruling of the arbitrators, it is possible that we could also be responsible for certain fees, costs and/or interest, if any; however, we are unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts.
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
We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the three months ended March 31, 2016, we had a net loss of $6.6 million, and in 2015 and 2014 we experienced a net loss of $48.5 million and $50.1 million, respectively. As of March 31, 2016, we had an accumulated deficit of approximately $348.8 million. We do not expect to be profitable for fiscal 2016 and our ability to be profitable in the future will depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional Xpert tests, our ability to successfully expand our United States sales organization and international commercial operations and the success of our sales organization in selling our systems and tests, the timing and success of market entry to the point-of-care market and the introduction of the GeneXpert Omni, the acceptance and success of our Xpert tests in the point-of-care market upon launch, the success of our distributor relationships, particularly in expanding our offerings into non-acute care laboratory customers, including moderately complex physician office labs, our ability to secure regulatory approval of additional Xpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of Xpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the continued development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenue from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations, including those associated with ramp-up of new products; increases in costs related to our distributor relationships; our ability to improve manufacturing efficiencies; our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of, and compliance with regulatory processes for, potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; the impact of foreign currency exchange rates; and the prices at which we are able to sell our GeneXpert systems and Xpert tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. For example, our gross margin for the third quarter of 2015 was lower than expected due primarily to a higher proportion of lower-margin HBDC business and less commercial business as well as higher than expected manufacturing expenses associated with the ramp-up to volume of our newest virology tests. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

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
We depend on a limited number of suppliers for some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. We also depend on a single contract manufacturer for the manufacture and final assembly of the entire line of our GeneXpert systems. Strategic purchases of components are necessary for our business, but our reliance on a limited number of suppliers and a single contract manufacturer could expose us to reduced control over product quality and product availability, which could lead to product reliability issues and/or lower revenue and product shortages as a result of manufacturing capacity issues at our contract suppliers or manufacturer, or failure to adequately forecast demand for our components or systems. In addition, we cannot be certain that our suppliers or contract manufacturer will continue to be willing and able to meet our requirements according to existing terms or at all. If alternative suppliers or contract manufacturers are not immediately available, we will have to identify and qualify alternative suppliers or contract manufacturers and we could experience production delays and additional costs. We may not be able to find adequate alternative suppliers or contract manufacturers in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, in the past, we have experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty. We cannot be assured that our suppliers or contract manufacturer will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need or to manufacture and assemble our systems. If we are unable to obtain the key source supplies for the manufacture of our products or we experience interruptions in the manufacture and assembly of our systems, product shipments may be delayed, which could harm customer relationships and our distributor relationships or force us to curtail operations or temporarily cease production of our products.
If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate sales will be diminished.
In late 2014, we consolidated our global commercial operations under a single executive, our Executive Vice President, Worldwide Commercial Operations, to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. In addition to the re-alignment of our organizational structure, over the past 18 months, we have substantially expanded our United States sales force and redesigned our sales territories. Further, if such expansion efforts are not successful, it could be disruptive to our sales and our ability to generate revenue will be negatively impacted.
Additionally, in 2014 and 2015, we significantly restructured our marketing organization. We appointed the head of our marketing organization in mid-2014 and hired several new leaders in specific market segments during 2015. As a result, our marketing team has only worked together for a short period of time.
If we are unable to successfully scale our sales operations, successfully manage the increase in sales force and the related territory realignment or our marketing organization is unable to support our sales, our ability to expand our business and grow sales could be harmed and our expenses could increase. If the size of our sales force, recent changes to the organization of our sales force and marketing team or other issues cause our direct selling efforts to fail, our business expansion plans could suffer and our ability to generate sales could be diminished, which would harm our business.
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
In particular, we believe that the success of our business will depend in large part on our ability to continue to increase sales of our Xpert tests and our ability to successfully introduce additional tests for the Clinical market, including oncology tests, which is a key part of our strategy, and the successful launch of GeneXpert Omni, our new point-of-care diagnostic platform. For example, in April 2016, we announced a delay in the timing of the market launch of our GeneXpert Omni and any further delay could impact our ability to capitalize on this market opportunity. We believe that successfully expanding our business in the Clinical market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market.

The regulatory processes applicable to our products and operations are expensive, time-consuming and uncertain, and may prevent us from obtaining required approvals for the commercialization of some of our products.
In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries, for example, the Pharmaceuticals and Medical Devices Agency ("PMDA") of Japan and the China Food and Drug Administration ("CFDA"). In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval from the FDA prior to marketing. In general, there are two types of FDA review processes applicable to our products: a premarket approval (“PMA”) and a 510(k) clearance. The PMA review process is much more costly, lengthy and uncertain, and generally takes from six months to one year or longer to complete after a submission. In some cases, the FDA may convene an expert advisory panel to independently review a submission and make a recommendation to approve or deny the submission. The 510(k) review process usually takes approximately three months after a submission, although the review process can sometimes take longer, particularly for novel or first-in-class products. Clinical studies are required to support both PMA and 510(k) submissions in the United States. Similar studies are required in other countries to support regulatory submissions, including for example, submissions to the PMDA in Japan and to the CFDA in China. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes in the United States, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. Products intended for use in point-of-care settings, such as those intended to be used outside of the typical hospital laboratory environment (e.g., a physician office laboratory), require supplemental human factors clinical studies and an additional regulatory submission known as a CLIA waiver application. For example, we are seeking a CLIA waiver for GeneXpert II and IV. CLIA waiver applications may be submitted concurrently with a PMA or 510(k), or sequentially after a PMA or 510(k) review has been completed. Concurrent review of a CLIA waiver application with a PMA or 510(k) takes approximately 210 days from submission. Sequential review of a CLIA waiver application after a PMA approval or 510(k) clearance takes approximately 180 days from submission. Clinical trials are expensive and time-consuming, as are human factors studies required for a CLIA waiver. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including PMA and 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. We continue to monitor the FDA Office of In Vitro Diagnostics and Radiological Health ("OIR") and analyze how its decisions will impact the approval or clearance of our products and our ability to improve our systems and tests. The OIR has proposed a new class of devices that would be subject to heightened review processes, following an Institute of Medicine report on the 510(k) regulatory process that was released in late July 2011, but has since deferred any action on this proposal. At any time, actions proposed by the OIR could result in significant changes to the PMA or 510(k) processes, which could complicate the product approval or clearance process. If we fail to adequately respond to the increased scrutiny for the PMA and 510(k) submission processes, our business may be adversely impacted.
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
Further, our manufacturing facilities located in Sunnyvale and Lodi, California, Seattle, Washington and Stockholm, Sweden, where we assemble and produce cartridges and other molecular diagnostic kits and reagents, are subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies, as are the manufacturing facilities of our contract manufacturer. For example, these facilities are subject to Quality System Regulations (“QSR”) of the FDA and are subject to annual inspection and licensing by the States of California and Washington and European regulatory agencies. If we, or our contract manufacturer, fail to maintain these facilities in accordance with the QSR requirements, state or international quality standards or other regulatory requirements, the manufacture of our systems and tests could be suspended or terminated, and, in the case of a failure by our contract manufacturer, we could be required to find a suitable replacement for the manufacture and supply of our systems, which would prevent us from being able to provide products to our customers in a timely fashion, or at all, and therefore harm our business.

Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. For example, on July 27, 2015 Cepheid received a warning letter from the FDA regarding the Xpert Norovirus test describing deficiencies in the production quality system at Cepheid’s Stockholm, Sweden manufacturing facility. We continue to work with the FDA on resolution of the deficiencies. The Xpert Norovirus test manufactured in Sweden is not sold or distributed in the United States. As a result, it is our expectation that routine production and sale of the Xpert Norovirus test in the United States will not be affected. International sales of this test are not subject to FDA regulation. Until we successfully resolve the issues raised in the warning letter, the FDA will not approve any Cepheid Class III product. Cepheid has some Class III products currently in development but these are not currently expected to be available until 2017.
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

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. For example, we are developing products in oncology, which is a key part of our strategy. If we are unable to successfully develop these products, our business could be harmed.
Additionally, one or more of our current or future competitors could render our present or future products technologically obsolete or uneconomical by introducing new products or reducing the prices of their competing products. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development or manufacturing of such products or problems related to our distribution agreements or the effectiveness of our sales team, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape. If we fail to compete effectively, we could lose sales, and our business will be harmed.
If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.
Our success depends on the market’s confidence that we can provide reliable, high-quality molecular systems and tests. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Despite testing, defects or errors could occur in our products or technologies. Furthermore, with respect to the USPS BDS program, our products are incorporated into larger systems that are built and delivered by others and we cannot control many aspects of the final system.
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
We depend on relationships with distributors for the marketing and sales of our products in the clinical and non-clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales into other markets or geographic regions, which are key to our long-term growth strategy. For example, we recently entered into significant, non-exclusive agreements with three distribution partners offering our GeneXpert Systems to their non-acute care laboratory customers in the United States and intend to enter into additional distribution agreements to penetrate this market. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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
If any of our distribution agreements are terminated or if we elect to distribute products directly, as occurred in October 2014 when we terminated our distribution agreement with the Laboratory Supply Company and transitioned the smaller hospital market from a distributor sales model to a direct sales model, we may incur one-time costs related to such terminations and transitions. Additionally, we will have to invest in alternative distribution agreements or additional sales personnel, which would increase future selling expenses and result in transition risks, such as difficulties maintaining relationships with specific customers and hiring appropriately trained personnel, any of which could result in lower revenue than we previously received from our distributor in that market. Further, if we elect to distribute new products directly in other markets or in new geographic regions, then we would be exposed to similar risks.
As we seek to enter into other distribution arrangements, we may not be able to enter into new distribution agreements on satisfactory terms, or at all. For example, we may desire to enter into additional distribution agreements for our new point-of-care diagnostic platform and may not be able to enter into such agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution agreements that we deem are necessary or otherwise fail to successfully market our products, including our new point-of-care diagnostic platform, our product sales may decrease or we may be unable to successfully launch our new point-of-care diagnostic platform.
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
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” At this point in time we believe that it is probable that the Roche arbitration proceeding disclosed in Part II, Item 1 “Legal Proceedings” could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in our consolidated balance sheet. This continues to be our best estimate for this potential loss as of March 31, 2016. Further, if we were to incur a loss in the arbitration proceeding, depending on the final ruling of the arbitrators, it is possible that we could also be responsible for certain fees, costs and/or interest, if any; however, we are unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts. Even if we are successful in defending against any current or future patent claims, we would likely incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.
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
In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property or otherwise act improperly in relation to our proprietary information, and we may not have adequate remedies for the breach or improper actions. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

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
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. For example, in the second quarter of 2015, an individual, whose association with us has since been terminated, accessed our system and downloaded material in an unauthorized manner. Such data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose other confidential information and sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. There can be no assurance that our systems and data protection efforts will prevent future business interruptions or loss or corruption of data.
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
We intend to expand our international sales and marketing activities, including through our direct sales operations and through relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering geographic markets that are less receptive to sales from foreign entities. Our reliance on international distribution partners may subject us to increased financial and operational risk, as our revenue and costs will be impacted by how successfully such distribution partners sell our products in international markets and by the terms on which such distribution partners are engaged.
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
We plan to make substantial investments of both time and money as part of our continued and existing expansion into new geographic markets. For example, we expect to expand operations in China, India and Japan. When we expand into new geographic markets, we incur set up costs for new personnel, facilities, travel, inventory and related expenses in advance of securing new customer contracts. We may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements including additional regulatory filing and approval requirements for our products, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that we will face increased competition in any new markets as other companies attempt to take advantage of the new market opportunities, and any such competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results. Further, even if our geographic expansion is successful, failure to effectively manage our growth in a cost-effective manner could result in declines in customer satisfaction, increased costs or disruption of our operations.
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
We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. We cannot predict future fluctuations in the foreign currency exchange rate. If the United States dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline. For example, the impact of foreign currency exchange contributed to lower than expected revenue and gross margin for fiscal 2015. We expect that foreign currency rates will continue to negatively impact our international revenue. In 2015, we realized a $7.4 million benefit from foreign currency exchange forward contracts. The majority of our foreign currency exchange forward contracts that we expect to mature in 2016 were placed after the strengthening of the United States dollar. Therefore, we do not expect to recognize similar hedging gains in revenue in 2016 and we may even recognize hedging losses in revenue.
Additionally, the expenses that we recognize in relation to our hedging activities can cause our earnings to fluctuate. The changes in forward points paid or received driven by the interest rate spreads between the foreign currencies that we hedge and the United States dollar impact the level of hedging expenses that we recognize in a particular period.

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

If we fail to retain key members of our staff or successfully manage our succession planning, our ability to conduct and expand our business would be impaired.
We are highly dependent on the principal members of our management, scientific, and engineering staff and on the development of adequate succession plans for such employees. If we lose the services of any of these persons and we are unable to find a suitable replacement in a timely manner or we fail to successfully manage our succession planning and organizational development, we may be challenged to effectively manage our business and execute our strategy, which could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical, sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining, developing and training personnel, including management, with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. For example, our former Chief Financial Officer ("CFO"), who had served as CFO since April 2008, left Cepheid in February 2015, and his successor, who was appointed in April 2015, left Cepheid in August 2015. Following his departure, we announced the appointment of our new CFO in August 2015. The effectiveness of the new leader in this role and any further transition as a result of this change, could have a negative impact on our results of operations. Additionally, if at any point we are unable to hire, train, develop and retain a sufficient number of qualified employees to support our growth, our ability to conduct and expand our business could be seriously reduced.
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
We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success for our products because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaborations;

•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	our collaborative partners may be acquired by other companies and decide to terminate our collaborative partnership or become insolvent;

•	our collaborative partners may develop technologies or components competitive with our products;

•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;

•	disagreements with collaborators could result in the termination of the relationship or litigation;

•	collaborators may not have sufficient capital resources;

•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources;

•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms; and

•	our collaborations may not result in the development of products that achieve commercial success or these collaborations could be terminated prior to developing any products.
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
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, stock-based compensation, inventories, convertible debt, business combinations and intangible asset valuations, lease accounting, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition.

The “conflict minerals” rule of the Securities and Exchange Commission, or SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain minerals used in manufacturing our products, and could make us less competitive in our target markets.
The SEC's "conflict minerals" rule requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We may incur material costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
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
The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and is likely to continue to be highly volatile in the future. During the period commencing on January 1, 2015 and through April 30, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $63.52 to $27.12 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 7, 2016, we granted 20,000 restricted stock units (the “Haugen RSUs”) to the Company’s Executive Vice President, Global Engineering & Operations, Marc Haugen, as a non-plan inducement grant pursuant to his offer letter with Cepheid. Additional information relating to the issuance of the Haugen RSU grant was disclosed in Current Report on Form 8-K, dated April 7, 2015. This issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The grant of these securities was made without general solicitation or advertising and did not result in any proceeds to us. The Haugen RSUs will vest over a four-year period with 25% of the Haugen RSUs vesting on the first anniversary of the grant date and the remaining Haugen RSUs vesting quarterly thereafter for the following twelve quarters until all of the RSUs are fully vested, for so long as Mr. Haugen is providing services to Cepheid.

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
101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
X

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on May 4, 2016.

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

101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cepheid under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.