Form 10-Q
period 2016-06-30
CEPHEID
filed 2016-08-08
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 26, 2016, there were 73,007,168 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2016

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,331	$112,568
Short-term investments	223,155	210,147
Accounts receivable, less allowance for doubtful accounts of $504 as of June 30, 2016 and $383 as of December 31, 2015	62,828	66,550
Inventory, net	156,815	148,690
Prepaid expenses and other current assets	23,384	18,515
Total current assets	566,513	556,470
Property and equipment, net	151,999	127,639
Investments	55,184	62,175
Other non-current assets	5,665	4,205
Intangible assets, net	22,383	25,241
Goodwill	39,681	39,681
Total assets	$841,425	$815,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,296	$57,771
Accrued compensation	35,944	39,015
Accrued royalties	4,730	5,469
Accrued and other liabilities	29,483	27,451
Current portion of deferred revenue	15,116	12,778
Total current liabilities	149,569	142,484
Long-term portion of deferred revenue	7,489	5,538
Convertible senior notes, net	287,005	281,627
Other liabilities	19,665	15,779
Total liabilities	463,728	445,428
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized, 72,992,190 and 72,415,317 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	454,488	449,704
Additional paid-in capital	282,337	263,429
Accumulated other comprehensive loss, net	(53)	(908)
Accumulated deficit	(359,075)	(342,242)
Total shareholders’ equity	377,697	369,983
Total liabilities and shareholders’ equity	$841,425	$815,411
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$146,001	$132,475	$290,781	$265,112
Costs and operating expenses:
Cost of sales	73,235	69,377	145,830	130,578
Collaboration profit sharing	1,284	1,326	1,942	2,593
Research and development	33,592	28,092	63,506	52,078
Sales and marketing	29,874	28,078	58,669	54,014
General and administrative	15,418	16,352	30,473	31,994
Total costs and operating expenses	153,403	143,225	300,420	271,257
Loss from operations	(7,402)	(10,750)	(9,639)	(6,145)
Other income (expense):
Interest income	799	416	1,459	789
Interest expense	(3,812)	(3,646)	(7,577)	(7,250)
Foreign currency exchange gain (loss) and other, net	298	(1,496)	(230)	(2,440)
Other expense, net	(2,715)	(4,726)	(6,348)	(8,901)
Loss before income taxes	(10,117)	(15,476)	(15,987)	(15,046)
Provision for income taxes	(115)	(1,254)	(846)	(778)
Net loss	$(10,232)	$(16,730)	$(16,833)	$(15,824)
Basic net loss per share	$(0.14)	$(0.23)	$(0.23)	$(0.22)
Diluted net loss per share	$(0.14)	$(0.23)	$(0.23)	$(0.22)
Shares used in computing basic net loss per share	72,921	71,861	72,754	71,563
Shares used in computing diluted net loss per share	72,921	71,861	72,754	71,563
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,232)	$(16,730)	$(16,833)	$(15,824)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses related to cash flow hedges:
Loss recognized in accumulated other comprehensive loss, net	(71)	(1,455)	(145)	(1,051)
Loss reclassified from accumulated other comprehensive loss, net to the statement of operations	355	22	686	45
Change in unrealized gains and losses related to available-for-sale investments:
Gain recognized in accumulated other comprehensive loss, net	274	1	821	143
Gain reclassified from accumulated other comprehensive loss, net to the statement of operations	(9)	(3)	(10)	(3)
Other comprehensive income (loss), before tax	549	(1,435)	1,352	(866)
Income tax benefit (expense) related to items of accumulated other comprehensive loss, net	(202)	375	(497)	(100)
Comprehensive loss	$(9,885)	$(18,540)	$(15,978)	$(16,590)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,833)	$(15,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,331	13,435
Amortization of intangible assets	2,858	3,334
Unrealized foreign exchange differences	57	1,338
Amortization of debt discount and transaction costs	5,377	5,044
Impairment of acquired intangible assets, licenses, property and equipment	—	224
Stock-based compensation expense	18,839	15,799
Excess tax benefits from stock-based compensation expense	—	(53)
Other non-cash items	547	28
Changes in operating assets and liabilities:
Accounts receivable	3,722	(8,949)
Inventory, net	(8,058)	(9,267)
Prepaid expenses and other current assets	(4,252)	(5,151)
Other non-current assets	(91)	(207)
Accounts payable and other current and non-current liabilities	6,024	9,695
Accrued compensation	(3,071)	(2,514)
Deferred revenue	4,288	991
Net cash provided by operating activities	24,738	7,923
Cash flows from investing activities:
Capital expenditures	(34,167)	(19,308)
Cost of acquisitions, net	—	(3,000)
Proceeds from sale of equipment and an intangible asset	44	834
Proceeds from sales of marketable securities and investments	40,730	44,873
Proceeds from maturities of marketable securities and investments	112,313	118,497
Purchases of marketable securities and investments	(158,527)	(156,401)
Transfer from (to) restricted cash	(2,049)	1,328
Net cash used in investing activities	(41,656)	(13,177)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	4,836	20,592
Excess tax benefits from stock-based compensation expense	—	53
Principal payment of notes payable	(85)	(80)
Net cash provided by financing activities	4,751	20,565
Effect of foreign exchange rate change on cash and cash equivalents	(70)	(1,405)
Net increase (decrease) in cash and cash equivalents	(12,237)	13,906
Cash and cash equivalents at beginning of period	112,568	96,663
Cash and cash equivalents at end of period	$100,331	$110,569
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
The Condensed Consolidated Balance Sheet at June 30, 2016, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2016 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from audited consolidated financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Functional Currency
The U.S. dollar is the functional currency of all of the Company’s subsidiaries. The Company remeasures its foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in “Foreign currency exchange gain (loss) and other, net” in the consolidated statements of operations.
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
Restricted Cash
Prepaid expense and other current assets included $3.4 million and $2.7 million of restricted cash as of June 30, 2016 and December 31, 2015, respectively and other non-current assets included $3.4 million and $2.1 million of restricted cash as of June 30, 2016 and December 31, 2015, respectively. These restricted cash balances are held as security for bank guarantees provided to a foreign customer contract. The Company is required to maintain such guarantees until its contractual obligations are satisfied under the contract.
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
The Company’s main financial institution for banking operations held 50% and 66% of the Company’s cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.
The Company’s accounts receivable are derived from sales to customers and distributors. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 11% of total accounts receivable as of December 31, 2015. No direct customer represented more than 10% of total accounts receivable as of June 30, 2016.
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
The components of inventories were as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw Materials	$42,561	$39,267
Work in Process	66,974	62,153
Finished Goods	47,280	47,270
Inventory, net	$156,815	$148,690
In addition, capitalized stock-based compensation expense of $2.6 million and $2.5 million were included in inventory as of June 30, 2016 and December 31, 2015, respectively.

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
Earnings Per Share
Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes, using the treasury stock method. In loss periods, the earnings per share calculation excludes all common equivalent shares because their inclusion would be antidilutive. Antidilutive common equivalent shares totaled 12,033,000 and 8,847,000 for the three months ended June 30, 2016 and 2015, respectively, and 11,715,000 and 8,655,000 for the six months ended June 30, 2016 and 2015, respectively.

The following summarizes the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net loss	$(10,232)	$(16,730)	$(16,833)	$(15,824)
Basic weighted shares outstanding	72,921	71,861	72,754	71,563
Net loss per share	$(0.14)	$(0.23)	$(0.23)	$(0.22)
Diluted:
Net loss	$(10,232)	$(16,730)	$(16,833)	$(15,824)
Basic weighted shares outstanding	72,921	71,861	72,754	71,563
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—	—
Diluted weighted shares outstanding	72,921	71,861	72,754	71,563
Net loss per share	$(0.14)	$(0.23)	$(0.23)	$(0.22)
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its financial statements.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarified the implementation guidance on identifying promised goods or services and on evaluating whether an entity's promise to grant a license of intellectual property involves a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds certain SEC comments upon adoption of ASU 2014-09, including the SEC comments related to consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients, which provides narrow scope improvements and technical expedients on assessing collectability, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. Collectively, all of these ASUs are intended to improve and clarify the implementation guidance of ASU No. 2014-09, Revenue from Contracts with Customers, and have the same effective date as the original standard. The Company is currently assessing the potential impact of this new guidance on its financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends limited sections within ASC Subtopic 835-30. ASU No. 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted ASU No. 2015-03 on January 1, 2016, and applied its provisions retrospectively for each period presented. The adoption of ASU No. 2015-03 resulted in the reclassification of approximately $6 million of unamortized debt issuance costs related to the Company's convertible senior notes from other non-current assets to convertible senior notes, net within our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. Other than this reclassification, the adoption of ASU No. 2015-03 did not have an impact on the Company's condensed consolidated financial statements.
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

2. Fair Value
The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, non-current investments, and foreign currency derivatives) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Balance as of June 30, 2016:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,637	$24,694	$—	$100,331
Short-term investments:
Asset-backed securities	—	51,347	—	51,347
Corporate debt securities	—	80,834	—	80,834
Commercial paper	—	53,006	—	53,006
Government agency securities	—	29,256	—	29,256
Other securities	—	8,712	—	8,712
Total short-term investments	—	223,155	—	223,155
Foreign currency derivatives	—	1,359	—	1,359
Investments:
Asset-backed securities	—	17,227	—	17,227
Corporate debt securities	—	33,939	—	33,939
Other securities	—	4,018	—	4,018
Total investments	—	55,184	—	55,184
Total	$75,637	$304,392	$—	$380,029
Liabilities:
Foreign currency derivatives	$—	$1,391	$—	$1,391
Total	$—	$1,391	$—	$1,391

Balance as of December 31, 2015:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$84,625	$27,943	$—	$112,568
Short-term investments:
Asset-backed securities	—	51,973	—	51,973
Corporate debt securities	—	81,600	—	81,600
Commercial paper	—	48,762	—	48,762
Government agency securities	—	12,684	—	12,684
Other securities	—	15,128	—	15,128
Total short-term investments	—	210,147	—	210,147
Foreign currency derivatives	—	1,431	—	1,431
Investments:
Asset-backed securities	—	11,818	—	11,818
Corporate debt securities	—	36,414	—	36,414
Government agency securities	—	11,944	—	11,944
Other securities	—	1,999	—	1,999
Total investments	—	62,175	—	62,175
Total	$84,625	$301,696	$—	$386,321
Liabilities:
Foreign currency derivatives	$—	$1,298	$—	$1,298
Total	$—	$1,298	$—	$1,298

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

Balance as of June 30, 2016:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$295,406	$—	$295,406
Total	$—	$295,406	$—	$295,406

Balance as of December 31, 2015:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$307,481	$—	$307,481
Total	$—	$307,481	$—	$307,481
The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits, and money market funds as these specific assets are liquid. Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 instruments include asset-backed securities, corporate debt securities, commercial paper, government agency securities, and other securities, as similar or identical instruments can be found in active markets.
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
Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which have been classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes in an over-the-counter market on June 30, 2016.

3. Investments
The Company’s marketable securities as of June 30, 2016, were classified as available-for-sale securities, with changes in fair value recognized in Accumulated Other Comprehensive Income ("AOCI"), a component of shareholders’ equity. The Company classifies its marketable securities as cash equivalents, short-term investments or non-current investments based on each instrument's underlying effective maturity date. The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of June 30, 2016:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$51,338	$43	$(34)	$51,347
Commercial paper	75,678	21	—	75,699
Corporate debt securities	80,827	27	(20)	80,834
Government agency securities	31,208	50	(1)	31,257
Other securities	8,711	1	—	8,712
Amounts classified as cash equivalents	(24,694)	(1)	1	(24,694)
Total short-term investments	$223,068	$141	$(54)	$223,155
Investments:
Asset-backed securities	$17,199	$28	$—	$17,227
Corporate debt securities	33,824	123	(8)	33,939
Government agency securities	—	—	—	—
Other securities	4,000	18	—	4,018
Total investments	$55,023	$169	$(8)	$55,184

Balance as of December 31, 2015:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,102	$—	$(129)	$51,973
Commercial paper	76,711	3	(9)	76,705
Corporate debt securities	81,777	—	(177)	81,600
Government agency securities	12,701	—	(17)	12,684
Other securities	15,122	7	(1)	15,128
Amounts classified as cash equivalents	(27,943)	—	—	(27,943)
Total short-term investments	$210,470	$10	$(333)	$210,147
Investments:
Asset-backed securities	$11,884	$—	$(66)	$11,818
Corporate debt securities	36,530	3	(119)	36,414
Government agency securities	11,999	—	(55)	11,944
Other securities	2,001	—	(2)	1,999
Total investments	$62,414	$3	$(242)	$62,175
Proceeds from the sale of marketable securities were $40.7 million and $44.9 million for the six months ended June 30, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income (expense) in the Condensed Consolidated Statements of Operations, were immaterial for the three and six months ended June 30, 2016 and 2015.

The following table summarizes the fair value of the Company’s marketable securities with unrealized losses at June 30, 2016 and December 31, 2015, and the duration of time that such losses had been unrealized (in thousands):

Balance as of June 30, 2016:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$15,746	$(9)	$2,079	$(25)	$17,825	$(34)
Corporate debt securities	29,513	(21)	5,844	(7)	35,357	(28)
Other securities	—	—	2,000	—	2,000	—
Total	$45,259	$(30)	$9,923	$(32)	$55,182	$(62)

Balance as of December 31, 2015:
	Less Than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities	$57,866	$(192)	$5,923	$(3)	$63,789	$(195)
Corporate debt securities	101,701	(289)	8,911	(7)	110,612	(296)
Government agency securities	24,628	(72)	—	—	24,628	(72)
Commercial Paper	11,374	(9)	—	—	11,374	(9)
Other securities	7,496	(3)	—	—	7,496	(3)
Total	$203,065	$(565)	$14,834	$(10)	$217,899	$(575)
The Company evaluated marketable securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, commercial paper, and other securities as of June 30, 2016, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2016 and December 31, 2015, by contractual maturity (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$179,418	$179,473	$186,311	$186,118
Mature after one year through three years	111,507	111,730	106,377	106,086
Mature in more than three years	11,860	11,831	8,139	8,061
Total	$302,785	$303,034	$300,827	$300,265
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

The Company records all derivatives in the Condensed Consolidated Balance Sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records the effective portion of the gain or loss on the derivative instrument in AOCI, a separate component of shareholders’ equity and subsequently reclassifies these amounts into earnings within the same financial statement line item as the hedged item in the period during which the hedged transaction is recognized in earnings. The ineffective portions of cash flow hedges are recorded in foreign currency exchange gain (loss) and other, net.
The Company had a net deferred gain of $0.1 million and net deferred loss of $0.4 million associated with cash flow hedges recorded in AOCI as of June 30, 2016 and December 31, 2015, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of June 30, 2016 are expected to occur within twelve months.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange gain (loss) and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 30, 2016 and 2015.
Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange gain (loss) and other, net. During the three months ended June 30, 2016 and 2015, the Company recognized a less than $0.1 million gain and a loss of $0.3 million, respectively, as a component of foreign currency exchange gain (loss) and other, net, related to derivative instruments not designated as hedging instruments. During the six months ended June 30, 2016 and 2015, the Company recognized a loss of $0.5 million and a gain of $1.7 million, respectively, as a component of foreign currency exchange gain (loss) and other, net, related to derivative instruments not designated as hedging instruments. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.
The notional principal amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $130.1 million and $117.6 million as of June 30, 2016 and December 31, 2015, respectively. The notional principal amounts of the Company’s outstanding derivative instruments not designated as cash flow hedges are $23.2 million and $25.9 million as of June 30, 2016 and December 31, 2015, respectively.
The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,285	$74	$1,359
Derivative Liabilities (b):
Foreign exchange contracts	(1,391)	—	(1,391)

	December 31, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,390	$41	$1,431
Derivative Liabilities (b):
Foreign exchange contracts	(1,250)	(48)	(1,298)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.
The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	Loss Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2016	June 30, 2015	June 30, 2016 (a)	June 30, 2015 (b)	Location	June 30, 2016	June 30, 2015
Cash flow hedges:
Foreign exchange contracts	$(71)	$(1,455)	$(355)	$(22)	Foreign currency exchange gain (loss) and other, net	$(189)	$(38)
Total	$(71)	$(1,455)	$(355)	$(22)		$(189)	$(38)

(a)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $0.3 million loss within costs and operating expenses and a $0.1 million loss within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2016.

(b)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $2.4 million loss within costs and operating expenses and a $2.4 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2015.

	Six Months Ended
	Loss Recognized in OCI- Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 30, 2016	June 30, 2015	June 30, 2016 (a)	June 30, 2015 (b)	Location	June 30, 2016	June 30, 2015
Cash flow hedges:
Foreign exchange contracts	$(145)	$(1,051)	$(686)	$(45)	Foreign currency exchange gain (loss) and other, net	$(350)	$(124)
Total	$(145)	$(1,051)	$(686)	$(45)		$(350)	$(124)

(a)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $0.7 million loss within costs and operating expenses and a less than $0.1 million loss within revenue, were recognized within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016.

(b)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $4.7 million loss within costs and operating expenses and a $4.7 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2015.

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
The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, June 30, 2016
Licenses	$11,256	$(7,602)	$3,654
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(17,120)	18,729
	$55,718	$(33,335)	$22,383
Balance, December 31, 2015
Licenses	$11,454	$(7,280)	$4,174
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(14,782)	21,067
	$55,916	$(30,675)	$25,241
Intangible asset amortization expense was $1.5 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2016, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense

2016 (remaining six months)	$2,853
2017	5,343
2018	5,260
2019	4,235
2020	3,891
Thereafter	801
Total expected future amortization	$22,383
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
For the three and six months ended June 30, 2016, the Company recorded an income tax expense of $0.1 million and $0.8 million, respectively, primarily related to ordinary tax expense of the Company’s foreign subsidiaries and the tax effect of items in accumulated other comprehensive loss, net. For the three and six months ended June 30, 2015, the Company recorded an income tax expense of $1.3 million and $0.8 million, respectively, comprised primarily of ordinary foreign tax expense of the Company’s foreign subsidiaries, partially offset by the tax effect of items in accumulated other comprehensive loss, net.

The Company’s effective tax rate for the three and six months ended June 30, 2016 and 2015 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, as well as income or loss in the United States federal and state jurisdictions for which no tax expense or benefit is recorded. There is a difference in the effective tax rate for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, which is primarily due to levels of losses in the United States for which no income tax benefit was recorded in relation to income generated in foreign jurisdictions.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended June 30, 2016 and 2015, the Company did not recognize any significant interest or penalties related to uncertain tax positions, nor had any been accrued for as of June 30, 2016 and December 31, 2015.
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
As of June 30, 2016, the Notes were not yet convertible.
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
The Notes consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Liability component:
Principal	345,000	345,000
Less: debt discount, net of amortization and reclassification of debt issuance costs	(57,995)	(63,373)
Net carrying amount	287,005	281,627
Equity component (a)	73,013	73,013

(a)	Recorded in the condensed consolidated balance sheets within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
1.25% coupon	$1,078	$1,078	$2,156	$2,156
Amortization of debt issuance costs	191	144	370	278
Amortization of debt discount	2,519	2,398	5,007	4,766
	$3,788	$3,620	$7,533	$7,200

As of June 30, 2016 and December 31, 2015, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$295,406	$287,005	$307,481	$281,627
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
Based on the closing price of our common stock of $30.75 on June 30, 2016, the if-converted value of the Notes was less than their respective principal amounts.
8. Commitments, Contingencies and Legal Matters
Purchase Commitments
The following table summarizes the Company’s purchase commitments at June 30, 2016 (in thousands):

Years Ending December 31,	Purchase Commitments
2016 (remaining six months)	$32,406
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total minimum payments	$32,406
Purchase commitments include non-cancellable purchase orders or contracts for the purchase of raw materials used in the manufacturing of the Company’s reagents and orders for purchase of systems and system modules.

Legal Matters
In May 2005, the Company entered into a license agreement with F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (“Roche”) that provided the Company with rights under a broad range of Roche patents, including patents relating to the polymerase chain reaction ("PCR") process, reverse transcription-based methods, nucleic acid quantification methods, real-time PCR detection process and composition, and patents relating to methods for detection of viral and cancer targets. A number of the licensed patents expired in the United States prior to the end of August of 2010 and in Europe prior to the end of August of 2011. In August 2010, the Company terminated the Company’s license to United States Patent No. 5,804,375 (the “375 Patent”) and ceased paying United States-related royalties. The Company terminated the entire license agreement in the fourth quarter of 2011. In August 2011, Roche initiated an arbitration proceeding against the Company in the International Chamber of Commerce pursuant to the terms of the terminated agreement. The Company filed an answer challenging arbitral jurisdiction over the issues submitted by Roche and denying that the Company violated any provision of the agreement. A three-member panel was convened to address these issues in confidential proceedings. On July 30, 2013, the panel determined that it had jurisdiction to decide the claims, a determination that the Company appealed to the Swiss Federal Supreme Court. On October 2, 2013, the arbitration panel determined that it would proceed with the arbitration while this appeal was pending. On February 27, 2014 the Swiss Federal Supreme Court upheld the jurisdiction of the arbitration panel to hear the case. On April 22, 2016, the arbitration panel transmitted a partial award holding that the Company was liable for damages for the manufacture and sale of certain accused products starting after the Company terminated the license until September 2015, with the final amount to be determined by audit. The partial award also denied Roche’s requests for an injunction, and allocated certain legal fees and costs between the parties.
Based on its ongoing evaluation of the facts and circumstances of the case, including the partial award, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss as of December 31, 2014, which amount was included in accrued and other liabilities in the Company’s consolidated balance sheets. Taking into account the partial award, this continues to be the Company's best estimate for this potential loss as of June 30, 2016. Depending on the final ruling of the arbitrators, it is possible that the Company could also be responsible for certain fees, costs and/or interest, if any; however, the Company is unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts.
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
On July 16, 2014 Roche filed a lawsuit in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. On November 10, 2014, the Company filed a petition for inter partes review (“IPR”) of the 723 Patent in the United States Patent and Trademark Office (the “USPTO”) and filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, the Company filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, the Company filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute the Company's second petition for IPR. On May 18, 2016, the parties submitted a joint status update to the Court in which Roche stated that it had disclaimed and would not assert the claim the Company had challenged in the second petition for IPR. On May 20, 2016, the Court issued an order lifting the 2015 stay. On July 19, 2016, the Company filed a motion for summary judgment of patent ineligibility as to all asserted claims. The Court is scheduled to conduct an oral hearing on the motion on September 27, 2016, and the Company expects a decision on the motion by the end of 2016. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.

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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense
The following table is a summary of the major categories of stock-based compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$1,583	$1,008	$3,098	$2,049
Research and development	2,666	2,277	4,944	4,475
Sales and marketing	2,101	1,743	4,030	3,193
General and administrative	3,505	3,241	6,821	6,110
Total stock-based compensation expense	$9,855	$8,269	$18,893	$15,827
The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding, December 31, 2015	5,442	$39.46
Granted	1,278	$34.53
Exercised	(285)	$9.61
Forfeited	(168)	$38.66
Outstanding, June 30, 2016	6,267	$39.81	4.45	$6,374
Exercisable, June 30, 2016	3,453	$37.45	3.23	$5,848
Vested and expected to vest, June 30, 2016	6,050	$39.73	4.37	$6,316
The following table summarizes all award activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	1,000	$48.44
Granted	364	34.60
Vested	(191)	49.25
Cancelled	(41)	46.62
Outstanding, June 30, 2016	1,132	$44.56

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and directors and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPTION SHARES:
Expected Term (in years)	4.49	4.46	4.45	4.46
Volatility	0.47	0.36	0.44	0.36
Expected Dividends	—	—	—	—
Risk Free Interest Rates	1.37%	1.45%	1.38%	1.45%
Estimated Forfeitures	6.01%	6.14%	6.01%	6.14%
Weighted Average Fair Value Per Share	$14.10	$18.05	$13.12	$18.07
ESPP SHARES:
Expected Term (in years)	1.23	1.22	1.23	1.22
Volatility	0.49	0.32	0.49	0.32
Expected Dividends	—	—	—	—
Risk Free Interest Rates	0.59%	0.26%	0.59%	0.26%
Weighted Average Fair Value Per Share	$9.87	$16.43	$9.87	$16.43
10. Segment and Significant Concentrations
The Company and its wholly owned subsidiaries operate in one business segment.
The following table summarizes total revenue by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
System and other revenue	$24,838	$24,360	$49,122	$43,074
Reagent and disposable revenue	121,163	108,115	241,659	222,038
Total revenue	$146,001	$132,475	$290,781	$265,112
The Company currently sells product through its direct sales force and through third-party distributors. No single customer or distributor accounted for more than 10% of total revenue for the three and six months ended June 30, 2016 and 2015.
The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Geographic revenue information:
North America	$81,202	$76,187	$163,592	$158,492
International	64,799	56,288	127,189	106,620
Total revenue	$146,001	$132,475	$290,781	$265,112
The Company recognized revenue of $79.2 million and $72.6 million for sales to United States customers for the three months ended June 30, 2016 and 2015, respectively, and $158.9 million and $149.6 million for the six months ended June 30, 2016 and 2015, respectively.
No single country outside of the United States represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2016 and 2015.

The following table summarizes long-lived assets, excluding intangible assets and goodwill, by geographic region (in thousands):

	June 30, 2016	December 31, 2015
United States	$132,767	$108,210
Other regions	19,232	19,429
Total long-lived assets	$151,999	$127,639
The Company does not hold a significant amount of long-lived assets in any single country outside of the United States as of June 30, 2016 and December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and the independent reference laboratory market and expansion of our United States sales organization; sales organization productivity and the productivity and effectiveness of our distributors; speed and extent of test menu expansion and utilization; the success of our cost reduction and gross margin improvement efforts; execution of manufacturing operations; our reliance on a single contract manufacturer; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; the relative mix of commercial and HBDC sales and the relative mix of instrument and test sales; our success in commercial test and commercial system sales; our ability to sell directly to the smaller hospital market and the independent reference laboratory market; the performance and market acceptance of our new products, including our new point-of-care system, the GeneXpert Omni, our new Honeycomb module and new virology and oncology products; manufacturing costs associated with the ramp-up of new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; lengthy sales cycles in certain markets, including the HBDC program and the smaller hospital market; variability in systems placements and reagent pull-through in our HBDC program and the smaller hospital market; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals for new products; uncertainties related to the United States Food and Drug Administration (“FDA”) regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our reliance on distributors in some regions to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; costs of litigation, including settlement costs; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; the impact of foreign currency exchange; protection of our intellectual property and proprietary information; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW
We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing. Our systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures. Our objective is to become the leading supplier of integrated systems and tests for molecular diagnostics. We intend to do this, in part, by extending the reach of our platform deeper into the hospital and reference laboratory markets as well as expanding into the point-of-care market and new geographic markets, and, in part, by extending the breadth of our platform by developing new tests for our systems, such as oncology tests and additional virology tests. Key elements of our strategy to achieve this objective include:

•
Provide a fully-integrated molecular testing solution to the Clinical market. We are focusing our investments on selling our systems and tests to the Clinical market and we believe our GeneXpert system and Xpert tests will continue to significantly expand our presence in the Clinical market due to their ability to deliver accurate and fast results, ease of use, flexibility and scalability. Features of the GeneXpert system and Xpert tests include:

•	an approach by which the reagents are typically prepackaged in a single vessel (the test cartridge) into which the specimen is added;

•	no further user intervention once the Xpert cartridge is loaded into the GeneXpert system;

•	all three phases of PCR: 1) sample preparation, 2) amplification and 3) detection, are performed within the single sealed test cartridge automatically;

•
a menu of moderate complexity Clinical Laboratory Improvement Amendments ("CLIA") categorized, amplified molecular tests means the GeneXpert system can be operated without the need for highly-trained laboratory technologists. Additionally, we are entering the United States CLIA-waived market, which will enable certain of our tests to be run in point-of-care environments. For example, in December 2015, the FDA granted CLIA waiver for our Xpert Flu+RSV Xpress test for use on our GeneXpert System. The Xpert Flu+RSV Xpress is the first PCR panel test to achieve CLIA waiver, and the first in a series of reference-quality molecular tests that we intend to deliver to the point-of-care market over the next several years;

•
commercial availability of systems in a variety of configurations ranging from one to 80 individual test modules, which enables testing in environments ranging from low volume to high volume, near-patient, core or central lab testing, and system capacity that can be expanded in support of growing test volumes by adding additional modules;

•
notably, to our knowledge, the only truly scalable real-time PCR system that operates entirely within a closed system architecture, reducing hands-on time, reducing the likelihood of human error and contamination and enabling nested PCR capability, a proven process for maximizing real-time PCR sensitivity and specificity; and

•
full random access whereby different tests for different targets may be run simultaneously in different modules in the same GeneXpert system, which increases potential utilization and throughput of the system and also enables on-demand or “STAT” testing, whereby the user can add a new test to the system at any time without regard to the stage of processing of any other test on the system.

•	Continue to develop and market new tests and modules and systems.

•
Tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, infectious disease, sexual health, virology, oncology and genetic disease. For example, in March 2016, we received clearance from the FDA to market our Xpert Carba-R test for use with bacterial isolates. In June 2016, we received clearance from the FDA for expanded claims for use of rectal swabs with Xpert Carba-R as an aid for infection control for monitoring the spread of carbapenem-non-susceptible organisms in healthcare settings. Also in June 2016, our Xpert HIV-1 Qualitative was awarded WHO prequalification. Our cumulative menu now stands at 24 tests that have achieved CE mark available internationally and 20 unique tests that are FDA cleared in the United States.

•
Modules and Systems. We continue to develop the Honeycomb module (our high-level multiplexing initiative) and we are moving forward with the use of the module in the development of our Xpert Breast Cancer Signature product. The GeneXpert Omni system was originally scheduled for launch in the emerging markets in 2016 and its initial testing has been underway with a number of tests successfully running on the system and the majority of its components fully operational and functioning as expected. However, in the first quarter of 2016, we decided to delay its launch to the third quarter of 2017 so that we could invest additional time to ensure that the detection and amplification module of the system, more specifically the ICORE module, is functioning in a fully robust manner to address both our current and future test menu.

•
Market segment expansion. We plan to further extend the reach of our GeneXpert system and menu of Xpert tests to additional markets in 2016 and beyond. Following the clearance of our first CLIA-waived test for Flu+RSV at the end of 2015 and the announcement of our non-exclusive United States distribution agreements with Henry Schein in January 2016 and Medline and McKesson in April 2016, our GeneXpert System and menu of moderately complex Xpert tests, including the CLIA-waived test for Flu+RSV, is now increasingly available to the non-acute laboratory market, including moderately complex physician-office laboratories, women's health facilities, large multi-specialty clinics, urgent care facilities, and reference laboratories. Our existing GeneXpert Systems along with our Xpress Xpert tests under development will expand our presence in the United States CLIA waived market. Additionally, Henry Schein, Medline, and McKesson will distribute our CLIA-waived products for the GeneXpert Omni, which is expected to launch outside the United States in late 2017, and which we expect to further expand our presence in the point-of-care market in the years following launch.

•
Extend geographic reach. Our European sales and marketing operations are headquartered in France. In addition, as of June 30, 2016, we had direct sales forces in Australia, the Benelux region, France, Germany, Hong Kong, Italy, South Africa and the United Kingdom, and we have offices in Brazil, China, India, Japan and the United Arab Emirates. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis during the remainder of 2016 and in future years.

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

The following tables present certain significant financial measurements for the period indicated (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total revenue	$146,001	$132,475	$13,526	10%	$290,781	$265,112	$25,669	10%
Gross margin	50%	48%	N/A	2%	50%	51%	N/A	(1)%
Net loss	$(10,232)	$(16,730)	$6,498	(39)%	$(16,833)	$(15,824)	$(1,009)	6%
Diluted net loss per share	$(0.14)	$(0.23)	$0.09	(39)%	$(0.23)	$(0.22)	$(0.01)	5%
Non-GAAP Adjusted Results
Total revenue on a constant currency basis	$146,161	$130,084	$16,077	12%	$293,484	$260,527	$32,957	13%
Non-GAAP gross margin	51%	49%	N/A	2%	51%	52%	N/A	(1)%
Non-GAAP net income (loss)	$3,503	$(4,512)	$8,015	(178)%	$9,776	$7,861	$1,915	24%
Non-GAAP diluted net income (loss) per share	$0.05	$(0.06)	$0.11	(183)%	$0.13	$0.11	$0.02	18%
*Reconciliations of non-GAAP adjusted measures are presented below under "Use of Non-GAAP Measures".

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue
The following table summarizes total revenue by type (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue:
System and other revenue	$24,838	$24,360	$478	2%	$49,122	$43,074	$6,048	14%
Reagent and disposable revenue	121,163	108,115	13,048	12%	241,659	222,038	19,621	9%
Total revenue	$146,001	$132,475	$13,526	10%	$290,781	$265,112	$25,669	10%
Non-GAAP Adjusted Results
Total revenue on a constant currency basis	$146,161	$130,084	$16,077	12%	$293,484	$260,527	$32,957	13%
*Reconciliations of non-GAAP adjusted measures are presented below under "Use of Non-GAAP Measures".
Total revenue increased $13.5 million, or 10%, for the three months ended June 30, 2016, or 12% on a constant currency basis, compared to the same period in the prior year. The increase was primarily attributable to the increase in reagent and disposable revenue of $13.0 million, or 12%, over the same prior year period, driven by an increased volume of clinical reagents sold.
Total revenue increased $25.7 million, or 10%, for the six months ended June 30, 2016, or 13% on a constant currency basis, compared to the same period in the prior year. The increase was primarily attributable to the increase in reagent and disposable revenue of $19.6 million, or 9%, over the same prior year period, driven by an increased volume of clinical reagents sold.
System and other revenue increased $0.5 million, or 2%, for the three months ended June 30, 2016 compared to the same period in the prior year, and increased $6.0 million, or 14%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increases for both the three and six month periods were primarily due to a higher volume of systems shipped to HBDC customers, as a result of a large system order delivered to India during the first and second quarters of 2016.
Our sales may be subject to seasonal fluctuations driven primarily by the timing and severity of seasonal illnesses such as influenza, respiratory syncytial virus, enteroviruses, and norovirus, which are most prevalent in the first and fourth calendar quarters of the year.
We expect our revenue to continue to increase in 2016 primarily driven by an overall increase in sales of Xpert tests.
The following table provides a breakdown of our revenue by geographic regions (in thousands, expect percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Geographic revenue information:
North America	$81,202	$76,187	$5,015	7%	163,592	158,492	5,100	3%
International	64,799	56,288	8,511	15%	127,189	106,620	20,569	19%
Total revenue	$146,001	$132,475	$13,526	10%	$290,781	$265,112	$25,669	10%
North American revenue increased $5.0 million, or 7%, for the three months ended June 30, 2016 compared to the same period in the prior year, and increased $5.1 million, or 3%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increases for both the three and six month periods were primarily driven by an increase in reagent and disposable revenue, partially offset by lower grant and collaboration revenue. The increase in reagent and disposable revenue was primarily driven by the increase in clinical reagent test volumes.

International revenue increased $8.5 million, or 15%, for the three months ended June 30, 2016 compared to the same period in the prior year, and increased $20.6 million, or 19%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increases for both the three and six month periods were primarily driven by higher sales of clinical systems and reagents and disposables to our HBDC customers, including a large system and reagent order delivered to India during the first and second quarters of 2016, as well as higher sales from clinical reagents to commercial customers. The increase in reagent and disposable revenue was primarily driven by the increase in clinical reagent test volumes.
The recent strengthening of the United States dollar has impacted the relative value of sales transactions that are denominated in foreign currencies. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We estimate the foreign currency movements relative to the United States dollar negatively impacted net revenue in the three month and six month periods ended June 30, 2016 by approximately $2.5 million and $7.3 million, respectively, inclusive of net hedge benefits of approximately $2.6 million and $4.8 million, respectively, the majority of which were recorded in revenue in the same periods in the prior year.
We expect foreign currency rates will continue to negatively impact our international revenue. The majority of our foreign currency exchange forward contracts for estimated 2016 revenue were placed after the strengthening of the United States dollar. Therefore, we do not expect to recognize similar hedging gains in revenue in 2016.
Costs and Operating Expenses
The following table illustrates the changes in operating expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Costs and operating expenses:
Cost of sales	$73,235	$69,377	$3,858	6%	$145,830	$130,578	$15,252	12%
Collaboration profit sharing	1,284	1,326	(42)	(3)%	1,942	2,593	(651)	(25)%
Research and development	33,592	28,092	5,500	20%	63,506	52,078	11,428	22%
Sales and marketing	29,874	28,078	1,796	6%	58,669	54,014	4,655	9%
General and administrative	15,418	16,352	(934)	(6)%	30,473	31,994	(1,521)	(5)%
Total costs and operating expenses	$153,403	$143,225	$10,178	7%	$300,420	$271,257	$29,163	11%
Cost of Sales and Gross Margin
The following table illustrates the changes in gross margins:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Gross margin	50%	48%	2%	50%	51%	(1)%
Non-GAAP gross margin	51%	49%	2%	51%	52%	(1)%
*Reconciliations of non-GAAP adjusted measures are presented below under "Use of Non-GAAP Measures".
Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs. Cost of sales also includes product royalties, amortization of intangible assets related to technology licenses, and intangible assets acquired in business combinations.
Gross margin increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to lower product manufacturing costs, partially offset by a less favorable product mix. Gross margin decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a higher portion of revenue from customers that purchase product under our HBDC pricing program, driven by a large system and reagent order delivered to India during the first and second quarters of 2016, partially offset by the benefit from lower product manufacturing costs.

We currently expect that our gross margin will be marginally lower during the three months ended September 30, 2016 compared to the gross margin for the three months ended June 30, 2016, primarily due to a higher mix of sales to our HBDC customers. We also expect our gross margin will be higher during the three months ended December 31, 2016 compared to our gross margin for the three months ended June 30, 2016, primarily due to a lower mix of revenue derived from our HBDC customers and the benefits of our manufacturing cost improvements.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (acquired by Thermo Fisher Scientific) under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expenses were relatively flat for the three months ended June 30, 2016 compared to the same period in the prior year and decreased $0.7 million, or 25%, for the six months ended June 30, 2016 compared to the same period in the prior year, primarily driven by lower anthrax cartridge sales under the USPS BDS program. We currently expect our 2016 collaboration profit sharing expenses to be comparable to 2015.
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
Research and development expenses increased $5.5 million, or 20%, for the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to a $3.5 million increase in salaries and employee related expenses, including stock-based compensation expense driven by an approximate 30% increase in research and development headcount as of June 30, 2016 compared to the research and development headcount as of June 30, 2015, and a $1.8 million increase in material costs to support current development projects.
Research and development expenses increased $11.4 million, or 22%, for the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to a $6.2 million increase in salaries and employee related expenses, including stock-based compensation expense driven by an approximate 30% increase in the average quarterly headcount, and a $4.6 million increase in material costs to support current development projects.
We currently expect our research and development expenses, as a percentage of revenue, for the remainder of 2016 to be comparable to or slightly down compared to the first six months of 2016.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses.
Sales and marketing expenses increased $1.8 million, or 6%, for the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to an increase in salaries and employee related expenses and stock-based compensation expense driven by an approximate 16% increase in sales and marketing headcount as of June 30, 2016 compared to the sales and marketing headcount as of June 30, 2015, as a result of the expansion of our sales force.
Sales and marketing expenses increased $4.7 million, or 9%, for the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to an increase in salaries and employee related expenses and stock-based compensation expense, driven by an approximate 18% increase in the average quarterly headcount as a result of the expansion of our sales force.
We currently expect our sales and marketing expenses to increase for the remainder of fiscal 2016 compared to the first six months of 2016.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, and legal, accounting and other professional fees.

General and administrative expenses decreased $0.9 million, or 6%, for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to a $2.1 million decrease in legal fees primarily as a result of significant expense in preparing for IPRs and arbitration proceedings with respect to Roche in 2015, partially offset by a $1.4 million increase in salaries and employee related expenses and stock-based compensation expense as a result of an approximate 22% increase in general and administrative headcount as of June 30, 2016 compared to the general and administrative headcount as of June 30, 2015.
General and administrative expenses decreased $1.5 million, or 5%, for the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to a $4.8 million decrease in legal fees primarily as a result of significant expense in preparing for IPRs and arbitration proceedings with respect to Roche in 2015, partially offset by a $3.3 million increase in salaries and employee related expenses and stock-based compensation expense driven by an approximate 22% increase in the average quarterly headcount.
We currently expect our general and administrative expenses to decrease modestly as a percentage of revenue for the remainder of 2016 as compared to 2015.
Other Income (Expense)
The following table illustrates the changes in our other income (expense), net (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income (expense)
Interest income	$799	$416	$383	92%	$1,459	$789	$670	85%
Interest expense	(3,812)	(3,646)	(166)	5%	(7,577)	(7,250)	(327)	5%
Foreign currency exchange gain (loss) and other, net	298	(1,496)	1,794	(120)%	(230)	(2,440)	2,210	(91)%
Total other expense, net	$(2,715)	$(4,726)	$2,011	(43)%	$(6,348)	$(8,901)	$2,553	(29)%
Other income (expense) primarily consists of interest income earned from our cash, cash equivalents, investment balances, interest expense related to senior convertible notes, notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities.
Interest income increased by $0.4 million, or 92%, for the three months ended June 30, 2016 compared to the same period in the prior year, and increased by $0.7 million, or 85%, for the six months ended June 30, 2016 compared to the same period in the prior year, in each case, primarily due to an increase in asset balances and yields in our investment portfolio.
Interest expense increased $0.2 million, or 5%, for the three months ended June 30, 2016 compared to the same period in the prior year, and increased $0.3 million, or 5%, for the six months ended June 30, 2016 compared to the same period in the prior year, in each case, primarily due to increased accretion of the convertible note discount into interest expense from the issuance of senior convertible notes in February 2014.
Foreign currency exchange gain (loss) and other, net increased by $1.8 million, or 120%, for the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to the strengthening of the South African Rand against the United States dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, when the South African Rand weakened against the United States dollar. Foreign currency exchange gain (loss) and other, net changed by $2.2 million, or 91%, for the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to the strengthening of the Euro and South African Rand against the United States dollar during the six months ended June 30, 2016 compared with the six months ended June 30, 2015, when the Euro and South African Rand weakened against the United States dollar.

Use of Non-GAAP Measures
We have supplemented our reported GAAP financial information with total revenue growth on a constant currency basis, which excludes the impacts of foreign exchange and our cash flow hedges. The foreign exchange impact is the translation impact if revenue for the second quarter of fiscal 2016 was translated at exchange rates applicable during the second quarter of fiscal 2015. We also have supplemented our reported GAAP financial information with non-GAAP gross margin, non-GAAP cost of sales, non-GAAP net income (loss) and non-GAAP net income (loss) per share, each of which do not include the impact of our stock-based compensation expense and amortization of purchased intangible assets. In addition, non-GAAP net income (loss) and non-GAAP net income (loss) per share exclude amortization of debt discount and transaction costs. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with U.S. GAAP. Our management uses the non-GAAP information internally to evaluate our ongoing business, continuing operational performance and cash requirements, and we believe these non-GAAP measures are useful to investors as they provide a basis for evaluating our cash requirements and additional insight into the underlying operating results and our ongoing performance in the ordinary course of our operations.
These non-GAAP measures may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with U.S. GAAP and therefore these measures should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures.
Non-GAAP Net Income (Loss) and Non-GAAP Gross Margin
As described above, the Company excludes the following items from non-GAAP gross margin, non-GAAP cost of sales, non-GAAP net income (loss) and non-GAAP net income (loss) per share, where applicable:
Stock-based Compensation Expense. This consists primarily of expenses for stock options and restricted stock under ASC 718. We exclude stock-based compensation expense from its non-GAAP measures primarily because it is a non-cash expense that we do not believe is reflective of ongoing operating results in the period incurred. Further, as we apply ASC 718, we believe that it is useful to investors to understand the impact of the application of ASC 718 on our results of operations.
Amortization of Debt Discount and Transaction Costs. We incur amortization of debt discount and transaction costs in connection with the Convertible Senior Notes issued in February 2014. We exclude these amounts because these expenses are not reflective of ongoing operating results in the period incurred. These amounts arise from our issuance of debt and have no direct correlation to the operation of our business.
Amortization of Purchased Intangible Assets. We incur amortization of purchased intangible assets in connection with acquisitions. We exclude these amounts because these expenses are not reflective of ongoing operating results in the period incurred. These amounts arise from our prior acquisitions and have no direct correlation to the operation of our business.

Constant Currency
We present certain revenue information in this release on a constant currency basis that excludes the effect of foreign currency rate fluctuations and hedging transactions. We calculate constant currency revenue growth by (i) translating current quarter or year-to-date revenues to constant currency revenues using the applicable prior period exchange rates and (ii) excluding any gain or loss from foreign currency hedge contracts that are reported in revenue. We believe constant currency revenue growth provides useful supplemental information to investors about the financial performance of our business and enables a more accurate comparison of financial results between periods, by excluding the impact of currency rate fluctuations and hedging transactions. You should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on operating results.

The following table reconciles total revenue growth on a constant currency basis, non-GAAP gross margin, non-GAAP cost of sales, non-GAAP net income (loss) and non-GAAP diluted net income (loss) per share from GAAP financial measures (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$146,001	$132,475	$290,781	$265,112
Foreign currency exchange (gain) loss on Q2 '16 revenue using Q2 '15 rates	(88)	—	2,481	—
Loss (benefit) from cash flow hedges	248	(2,391)	222	(4,585)
Total revenue on a constant currency basis	$146,161	$130,084	$293,484	$260,527

Total revenue growth	10%		10%
Total revenue growth on a constant currency basis	12%		13%

Cost of sales	$73,235	$69,377	$145,830	$130,578
Stock-based compensation expense	(1,583)	(1,008)	(3,098)	(2,048)
Amortization of purchased intangible assets	(829)	(1,024)	(1,658)	(2,048)
Non-GAAP measure of cost of sales	$70,823	$67,345	$141,074	$126,482
Gross margin on revenue per GAAP	50%	48%	50%	51%
Gross margin on revenue per Non-GAAP	51%	49%	51%	52%

Net loss	$(10,232)	$(16,730)	$(16,833)	$(15,824)
Stock-based compensation expense	9,855	8,270	18,893	15,827
Amortization of debt discount and transaction cost	2,710	2,542	5,377	5,044
Amortization of purchased intangible assets	1,170	1,406	2,339	2,814
Non-GAAP measure of net income (loss)	$3,503	$(4,512)	$9,776	$7,861

Diluted net loss per share	$(0.14)	$(0.23)	$(0.23)	$(0.22)
Stock-based compensation expense	0.14	0.12	0.26	0.23
Amortization of debt discount and transaction cost	0.04	0.03	0.07	0.06
Amortization of purchased intangible assets	0.01	0.02	0.03	0.04
Non-GAAP measure of net income (loss) per share	$0.05	$(0.06)	$0.13	$0.11

Shares used in computing basic net loss per share	72,921	71,861	72,754	71,563
Shares used in computing Non-GAAP diluted net income (loss) per share	74,267	71,861	74,143	74,330

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$24,738	$7,923	$16,815
Net cash used in investing activities	(41,656)	(13,177)	(28,479)
Net cash provided by financing activities	4,751	20,565	(15,814)

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from customers and our primary cash outflows are purchases of inventory and personnel-related expenses. Net cash provided by operating activities during the first six months of 2016 increased $16.8 million compared with the first six months of 2015, primarily due to the following:

•
a favorable impact of a $3.7 million net reduction in the accounts receivable balance during the first six months of 2016, compared to an unfavorable impact of a $9.0 million net increase in the accounts receivable balance during the first six months of 2015. This favorable change was primarily due to improved collections and timing of cash receipts; and

•	a favorable impact from an increase in deferred revenue of $3.3 million, primarily due to the timing of product shipments and contracts.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including our growth initiatives, for the next 12 months and beyond.
Cash Flows from Investing Activities
Our cash flows from investing activities are primarily for capital expenditures and purchases of marketable securities and investments, while cash inflows are primarily proceeds from sales and maturities of marketable securities and investments and proceeds from the sale of equipment and intangible assets. Net cash used in investing activities during the first six months of 2016 increased $28.5 million compared with the first six months of 2015, primarily due to the following:

•	$13.9 million additional capital expenditures, including the purchase of an additional manufacturing site; and

•	$10.3 million less proceeds from sales and maturities of investments during the first six months of 2016 compared with the first six months of 2015.
Cash Flows from Financing Activities
Net cash provided by financing activities during the first six months of 2016 decreased $15.8 million compared with the first six months of 2015, primarily due to a decrease in net proceeds from issuance of common stock and exercise of stock options of $15.8 million during the first six months of 2016.
Off-Balance-Sheet Arrangements
As of June 30, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended.
Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter, as evidenced by our increased operating expenses for the three months ended June 30, 2016. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our new products, manufacturing costs associated with the ramp-up of new products, the resources we devote to developing and supporting our products, the expansion of our U.S. sales organization, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.6 million as of June 30, 2016. In addition, if a 100 basis point change in overall interest rates were to occur in 2016, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2016.
Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.8 million.
Foreign Currency Risk
We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended June 30, 2016 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in European countries and South Africa and is denominated in a number of currencies, primarily the Euro, United States dollar, British Pound, South African Rand and Australian dollar. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.
We expect to continue to hedge our foreign currency exposure in the future and may use currency forward contracts, currency options and/or other common derivative financial instruments to reduce foreign currency risk. We performed a sensitivity analysis as of June 30, 2016 based on a model that measures the impact of a hypothetical 10% adverse change in foreign exchange rates to the United States dollar (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign exchange rates used in the model were based on the spot rates in effect as of June 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $3.2 million as of June 30, 2016.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended June 30, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on our ongoing evaluation of the facts and circumstances of the case, including the partial award, we believe that it is probable that this arbitration proceeding could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which amount was included in accrued and other liabilities in our consolidated balance sheets. Taking into account the partial award, this continues to be our best estimate for this potential loss as of June 30, 2016. Depending on the final ruling of the arbitrators, it is possible that we could also be responsible for certain fees, costs and/or interest, if any; however, we are unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts.
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
On July 16, 2014, Roche filed a lawsuit in the Court, alleging that our Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, we filed our answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable and not infringed. On November 10, 2014, we filed a petition for inter partes review (“IPR”) of the 723 Patent in the USPTO and we filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, we filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, we filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute our second petition for IPR. On May 18, 2016, the parties submitted a joint status update to the Court in which Roche stated that it had disclaimed and would not assert the claim we had challenged in the second petition for IPR. On May 20, 2016, the Court issued an order lifting the 2015 stay. On July 19, 2016, we filed a motion for summary judgment of patent ineligibility as to all asserted claims. The Court is scheduled to conduct an oral hearing on the motion on September 27, 2016, and we expect a decision on the motion by the end of 2016. We believe that the possibility that these legal proceedings will result in a material loss is remote.
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
We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the six months ended June 30, 2016, we had a net loss of $16.8 million, and in 2015 and 2014 we experienced a net loss of $48.5 million and $50.1 million, respectively. As of June 30, 2016, we had an accumulated deficit of approximately $359.1 million. We do not expect to be profitable for fiscal 2016 and our ability to be profitable in the future will depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional Xpert tests, our ability to successfully expand our United States sales organization and international commercial operations and the success of our sales organization in selling our systems and tests, the timing and success of market entry to the point-of-care market and the introduction of the GeneXpert Omni, the acceptance and success of our Xpert tests in the point-of-care market upon launch, our ability to diversify our revenue streams by successfully selling and marketing our existing products while introducing new products and increasing the volume of sales of such new products, the success of our distributor relationships, particularly in expanding our offerings into non-acute care laboratory customers, including moderately complex physician office labs, our ability to secure regulatory approval of additional Xpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of Xpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the continued development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenue from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations, including those associated with ramp-up of new products; increases in costs related to our distributor relationships; our ability to improve manufacturing efficiencies; our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of, and compliance with regulatory processes for, potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; the impact of foreign currency exchange rates; and the prices at which we are able to sell our GeneXpert systems and Xpert tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. For example, our gross margin for the third quarter of 2015 was lower than expected due primarily to a higher proportion of lower-margin HBDC business and less commercial business as well as higher than expected manufacturing expenses associated with the ramp-up to volume of our newest virology tests. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.
Our quarterly operating results may fluctuate in the future as a result of many factors, such as those described elsewhere in this section, many of which are beyond our control. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Our operating results may be affected by the inability of some of our customers to consummate anticipated purchases of our products, whether due to adverse economic conditions, changes in internal priorities or, in the case of governmental customers, problems with the appropriations process, concerns over future United States federal government budgetary negotiations, variability and timing of orders and delays in our customer billing, and the impact of foreign currency exchange rates. Additionally, we have experienced, and expect to continue to experience, meaningful variability in connection with our commercial system placements and system placements and reagent pull-through in our HBDC program. This variability may cause our revenue and operating results to fluctuate significantly from quarter to quarter. Additionally, because of the limited visibility into the actual timing of future system placements, our operating results are difficult to forecast from quarter to quarter. Additionally, we expect moderate fluctuations from quarter to quarter in gross margin depending on product, geography and channel mix, including the relative mix of instrument and test sales, as well as the revenue contribution from our HBDC program, which has a lower gross margin than our commercial sales. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions and unexpected costs or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development expenses, a portion of our sales and marketing expenses and general and administrative expenses are not significantly affected by variations in revenue. However, if we have an unexpected increase in costs and expenses in a quarter, our quarterly operating results will be affected. For example, for the year ended December 31, 2013, we incurred certain costs and inventory reserve provisions related to our manufacturing scale up and restructuring activities. Additionally, in July 2014, we began to self-insure for a portion of employee health insurance coverage and we estimate the liabilities associated with the risks retained by us, in part, by considering actuarial assumptions which, by their nature, are subject to a high degree of variability. If the number or severity of claims for which we are self-insured increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results may be affected. Additionally, we had higher than expected operating expenses and lower than expected gross margin for the third quarter of 2015, which were primarily driven by a higher proportion of lower-margin HBDC business and less commercial business and higher than expected manufacturing costs associated with the ramp-up to volume of our newest virology tests. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.
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
We recently expanded our existing relationship with a contract manufacturer, which was previously responsible for the manufacture of a significant portion of our GeneXpert systems to now include the complete manufacturing, assembly and testing of our GeneXpert systems. This outsourced manufacturing approach was fully in place as of the end of fiscal 2015. We create estimates in order to schedule production runs with this contract manufacturer. To the extent system orders materially vary from our estimates, we may experience constraints in our systems production and delivery capacity.
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
We depend on a limited number of suppliers for some of the components used in the manufacture of our systems and our disposable reaction tubes and cartridges. We also depend on a single contract manufacturer for the manufacture and final assembly of the entire line of our GeneXpert systems. Strategic purchases of components are necessary for our business, but our reliance on a limited number of suppliers and a single contract manufacturer could expose us to reduced control over product quality and product availability, which could lead to product reliability issues and/or lower revenue and product shortages as a result of manufacturing capacity issues at our suppliers or contract manufacturer, or failure to adequately forecast demand for our components or systems. In addition, we cannot be certain that our suppliers or contract manufacturer will continue to be willing and able to meet our requirements according to existing terms or at all. If alternative suppliers or contract manufacturers are not immediately available, we will have to identify and qualify alternative suppliers or contract manufacturers and we could experience production delays and additional costs. We may not be able to find adequate alternative suppliers or contract manufacturers in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. For example, in the past, we have experienced intermittent interruptions in the supply of Xpert cartridge parts, which negatively impacted our product sales. In addition, some companies continue to experience financial difficulties, partially resulting from continued economic uncertainty. We cannot be assured that our suppliers or contract manufacturer will not be adversely affected by this uncertainty or that they will be able to continue to provide us with the components we need or to manufacture and assemble our systems. If we are unable to obtain the key source supplies for the manufacture of our products or we experience interruptions in the manufacture and assembly of our systems, product shipments may be delayed, which could harm customer relationships and our distributor relationships or force us to curtail operations or temporarily cease production of our products.
If our direct selling efforts for our products fail, our business expansion plans could suffer and our ability to generate sales will be diminished.
In late 2014, we consolidated our global commercial operations under a single executive, our Executive Vice President, Worldwide Commercial Operations, to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. In addition to the re-alignment of our organizational structure, over the past 21 months, we have substantially expanded our United States sales force and redesigned our sales territories. If such expansion efforts are not successful, it could be disruptive to our sales and our ability to generate revenue will be negatively impacted.
Additionally, in 2014 and 2015, we significantly restructured our marketing organization. We appointed the head of our marketing organization in mid-2014 and hired several new leaders in specific market segments during 2015. As a result, our restructured marketing team has a relatively short working history.
If we are unable to successfully scale our sales operations, successfully manage the increase in sales force and the related territory realignment or our marketing organization is unable to support our sales, our ability to expand our business and grow sales could be harmed and our expenses could increase. If the size of our sales force, changes to the organization of our sales force and marketing team or other issues cause our direct selling efforts to fail, our business expansion plans could suffer and our ability to generate sales could be diminished, which would harm our business.
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
If our tests for use on our systems do not continue to gain market acceptance, the launch of our GeneXpert Omni, our new point-of-care diagnostic platform, is not successful or the launch of other new products, including our Honeycomb module, are unsuccessful, we will be unable to generate significant sales growth, which may prevent us from achieving profitability. While we have received FDA clearance for a number of tests, these products may not experience increased sales. Many factors may affect the market acceptance and commercial success of our products, including:

•	our ability to fulfill orders;

•	the results of clinical trials needed to support any regulatory approvals of our tests;

•	our ability to obtain requisite FDA or other regulatory clearances or approvals for tests under development;

•	the timing of market entry for various tests for the GeneXpert systems, our new point-of-care diagnostic platform, GeneXpert Omni, and future products, including our Honeycomb module;

•	our ability to convince our potential customers of the advantages and economic value of our systems and tests over competing technologies and products;

•	the breadth of our test menu relative to competitors;

•	changes to policies, procedures or what are considered best practices in clinical diagnostics, including practices for detecting and preventing healthcare-associated infections;

•	the extent and success of our marketing and sales efforts;

•	the effectiveness of our distribution agreements, particularly in expanding our offerings into non-acute care laboratory customers, including moderately complex physician office labs;

•	the functionality of new products that address market requirements and customer demands;

•	the pricing of our products;

•	the level of reimbursement for our products by third-party payers; and

•	the publicity concerning our systems and tests.
In particular, we believe that the success of our business will depend in large part on our ability to continue to increase sales of our Xpert tests and our ability to successfully introduce additional tests for the Clinical market, including oncology tests, which is a key part of our strategy, and the successful launch of GeneXpert Omni, our new point-of-care diagnostic platform. For example, in April 2016, we announced a delay in the timing of the market launch of our GeneXpert Omni. Any further delay could impact our ability to capitalize on this market opportunity. Similarly, delays in the market launch of our Honeycomb module or other new products could impact our ability to capitalize on those market opportunities. We believe that successfully expanding our business in the Clinical market is critical to our long-term goals and success. We have limited ability to forecast future demand for our products in this market.

The regulatory processes applicable to our products and operations are expensive, time-consuming and uncertain, and may prevent us from obtaining required approvals for the commercialization of some of our products.
In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries, for example, the Pharmaceuticals and Medical Devices Agency ("PMDA") of Japan and the China Food and Drug Administration ("CFDA"). In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval from the FDA prior to marketing. In general, there are two types of FDA review processes applicable to our products: a premarket approval (“PMA”) and a 510(k) clearance. The PMA review process is much more costly, lengthy and uncertain, and generally takes from six months to one year or longer to complete after a submission. In some cases, the FDA may convene an expert advisory panel to independently review a submission and make a recommendation to approve or deny the submission. The 510(k) review process usually takes approximately three months after a submission, although the review process can sometimes take longer, particularly for novel or first-in-class products. Clinical studies are required to support both PMA and 510(k) submissions in the United States. Similar studies are required in other countries to support regulatory submissions, including for example, submissions to the PMDA in Japan and to the CFDA in China. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes in the United States, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. Products intended for use in point-of-care settings, such as those intended to be used outside of the typical hospital laboratory environment (e.g., a physician office laboratory), require supplemental human factors clinical studies and an additional regulatory submission known as a CLIA waiver application. For example, we are seeking CLIA waiver for use of our next generation Flu/RSV, Flu, and Group A Strep tests on GeneXpert II and IV. CLIA waiver applications may be submitted concurrently with a PMA or 510(k), or sequentially after a PMA or 510(k) review has been completed. Concurrent review of a CLIA waiver application with a PMA or 510(k) takes approximately 210 days from submission. Sequential review of a CLIA waiver application after a PMA approval or 510(k) clearance takes approximately 180 days from submission. Clinical trials are expensive and time-consuming, as are human factors studies required for a CLIA waiver. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including PMA and 510(k) submissions, by hiring new investigators and increasing inspections of manufacturing facilities. We continue to monitor the FDA Office of In Vitro Diagnostics and Radiological Health ("OIR") and analyze how its decisions will impact the approval or clearance of our products and our ability to improve our systems and tests. The OIR has proposed a new class of devices that would be subject to heightened review processes, following an Institute of Medicine report on the 510(k) regulatory process that was released in late July 2011, but has since deferred any action on this proposal. At any time, actions proposed by the OIR could result in significant changes to the PMA or 510(k) processes, which could complicate the product approval or clearance process. If we fail to adequately respond to the increased scrutiny for the PMA and 510(k) submission processes, our business may be adversely impacted.
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

Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant PMA for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. For example, on July 27, 2015 Cepheid received a warning letter from the FDA regarding the Xpert Norovirus test describing deficiencies in the production quality system at Cepheid’s Stockholm, Sweden manufacturing facility. We continue to actively work with the FDA on resolution of the deficiencies. The Xpert Norovirus test manufactured in Sweden is not sold or distributed in the United States. As a result, it is our expectation that routine production and sale of the Xpert Norovirus test in the United States will not be affected. International sales of this test are not subject to FDA regulation. Until we successfully resolve the issues raised in the warning letter, the FDA will not approve any Cepheid Class III product. Cepheid has some Class III products currently in development but these are not currently expected to be available until late 2017.
With regard to future products for which we seek 510(k) clearance, PMA, and/or a CLIA waiver (as appropriate) from the FDA, or similar regulatory approvals from foreign regulatory agencies, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business. For example, earlier this year, the Department of Health and Human Services announced plans for a Notice of Proposed Rulemaking on Federal Policy for the Protection of Human Subjects (NPRM), which, if enacted in its entirety, could substantially limit the use of leftover, de-identified clinical specimens for pre-clinical and clinical research by requiring informed consent for all clinical specimens. Cepheid and other diagnostic development companies routinely use leftover, de-identified specimens to support pre-clinical and clinical research. A requirement for informed consent on all clinical specimens would substantially increase the cost and potentially limit the accessibility to these types of specimens.
Recently enacted healthcare legislation reforming the United States healthcare system, as well as future reforms, may have a material adverse effect on our financial condition and results of operations.
In 2010, the United States President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries, including a requirement that medical device manufacturers pay an excise tax (or sales tax) of 2.3% of certain United States medical device revenue. Although the device tax was suspended for two years in January 2016, the medical device excise tax will be reinstated beginning on January 1, 2018, subject to any intervening legislative action. This excise tax will apply to most of our products sold within the United States and will result in decreased profits to us, which will adversely affect our financial condition and results of operations.
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
The Protecting Access to Medicare Act of 2014 (“PAMA”) will require applicable laboratories to report all private payor reimbursement rates and the volumes for each test it performs. The final rule published in June 2016, requires that Medicare establish reimbursement rates based on the weighted median of private insurance reimbursement rates effective January 1, 2018. The new Medicare rates would be subject to a maximum reduction of 10% a year for the initial three year period and a maximum of 15% a year for the subsequent three year period. There is no limit on the amount of potential rate increases. As a result, some of our customers in the United States may experience lower Medicare reimbursement rates for our products, which may adversely affect our business, financial condition and results of operations.

We expect that additional state and federal health care reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products. The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. For example, the United States government implemented bundled payment mechanisms, such as the Center for Medicare & Medicaid Service’s Comprehensive Joint Replacement program for total hip/total knee arthroplasty procedures, which allows one fixed payment for the procedure and all related healthcare services for a period of 90-days post discharge. Further, state and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
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

•
our collaborative partners and other supporters, such as FIND, BMGF, USAID, UNITAID, UNOPS - Global Drug Facility and the World Health Organization, may cease to devote financial resources to or otherwise cease to support our HBDC program, which may result in excess capacity and higher production costs.

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
Our operations and performance depend on global economic conditions, which have been adversely impacted by continued global economic uncertainty, including the implications of the recent "Brexit" vote in the United Kingdom, political instability and military hostilities in multiple geographies, the recent strengthening of the United States dollar compared to foreign currencies, the volatility of the capital markets in the United States and abroad, and monetary and international financial uncertainties. These conditions have and may continue to make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending, particularly for systems. Furthermore, during economic uncertainty, our customers have experienced and may continue to experience issues gaining timely access to sufficient credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. If that were to continue to occur, we might experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Even with improved global economic conditions, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence or worsening of any economic slowdown or the sustainability of improved economic conditions, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.
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
Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (acquired by Thermo Fisher Scientific) and Roche sell systems integrating DNA amplification and detection to the commercial market. Roche, Abbott, Becton Dickinson and Company, Qiagen N.V., Hologic Inc., Luminex Corporation, Meridian Bioscience, Inc., Biofire Diagnostics, Inc. (which was acquired by bioMerieux SA in 2014), and Quidel Corporation sell nucleic acid detection systems, some with separate robotic batch DNA purification systems, and sell reagents to the Clinical market. Other companies, such as Nanosphere Inc. (which was acquired by Luminex Corporation in June 2016), Alere Inc. (which announced an agreement to be acquired by Abbott in February 2016), and GenMark Diagnostics, Inc., offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.
In addition, consolidation trends in the pharmaceutical and biotechnology industries, such as Luminex's acquisition of Nanosphere and Abbott’s announced acquisition of Alere, have served to create fewer customer accounts and to concentrate purchasing decisions for some customers. Moreover, customers may believe that consolidated businesses are better able to compete as sole source vendors and therefore, prefer to purchase from such businesses.
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
We depend on relationships with distributors for the marketing and sales of our products in the clinical and non-clinical markets in various geographic regions, and we have a limited ability to influence their efforts. We expect to continue to rely substantially on our distributor relationships for sales, which are key to our long-term growth strategy. For example, we recently entered into significant, non-exclusive agreements with Henry Schein, Medline, and McKesson offering our GeneXpert Systems to their non-acute care laboratory customers in the United States and intend to enter into additional distribution agreements to penetrate this market. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

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
If any of our distribution agreements are terminated or if we elect to distribute products directly, as occurred in October 2014 when we terminated our distribution agreement with the Laboratory Supply Company and transitioned the smaller hospital market from a distributor sales model to a direct sales model, we may incur one-time costs or litigation risk related to such terminations and transitions. Additionally, we will have to invest in alternative distribution agreements or additional sales personnel, which would increase future selling expenses and result in transition risks, such as difficulties maintaining relationships with specific customers and hiring appropriately trained personnel, any of which could result in lower revenue. Further, if we elect to distribute products directly in markets or geographic regions in which we were previously relying on distributors, as a result of termination of our distribution agreement or otherwise, then we would be exposed to similar risks.
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
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” At this point in time we believe that it is probable that the Roche arbitration proceeding disclosed in Part II, Item 1 “Legal Proceedings” could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in our consolidated balance sheet. This continues to be our best estimate for this potential loss as of June 30, 2016. Further, if we were to incur a loss in the arbitration proceeding, depending on the final ruling of the arbitrators, it is possible that we could also be responsible for certain fees, costs and/or interest, if any; however, we are unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts. Even if we are successful in defending against any current or future patent claims, we would likely incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.
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

•	increased regulatory risk, including additional regulatory requirements different or more stringent than those in the United States;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	exposure to risks associated with sovereign debt uncertainties in Europe and other foreign countries, including the potential implication of the recent "Brexit" vote;

•	difficulties in collecting accounts receivable or longer payment cycles;

•	bank guarantee requirements;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	reliance on partners with local expertise and resources (for example, our relationship with a partner in India related to delivery, installation and acceptance of certain of our systems in India);

•	difficulties and expense in enforcing intellectual property rights;

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
We intend to expand our international sales and marketing activities, including through our direct sales operations and through relationships with additional international distribution partners. We may not be able to attract international distribution partners that will be able to market our products effectively or may have trouble entering geographic markets that are less receptive to sales from foreign entities. Our reliance on international distribution partners may subject us to increased financial and operational risk, as our revenue and costs will be impacted by how successfully such distribution partners sell our products in international markets and by the terms on which such distribution partners are engaged. Further, should we need to transition between international distribution partners, we could be exposed to various costs and risks as further described above under the heading “If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.”
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
We plan to make substantial investments of both time and money as part of our continued and existing expansion into new geographic markets. For example, we expect to expand operations in China, India and Japan. When we expand into new geographic markets, we incur set up costs for new personnel, facilities, travel, inventory and related expenses in advance of securing new customer contracts. We may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements such as additional regulatory filing and approval requirements for our products, changes in political and economic conditions and exposure to additional and potentially adverse tax regimes. Our success in any new markets will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that we will face increased competition in any new markets as other companies attempt to take advantage of the new market opportunities, and any such competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results. Further, even if our geographic expansion is successful, failure to effectively manage our growth in a cost-effective manner could result in declines in customer satisfaction, increased costs or disruption of our operations.
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

We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. We cannot predict future fluctuations in the foreign currency exchange rate. If the United States dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline. For example, the impact of foreign currency exchange contributed to lower than expected revenue and gross margin for fiscal 2015. We expect that foreign currency rates will continue to negatively impact our international revenue. In 2015, we realized a $7.4 million benefit from foreign currency exchange forward contracts. The majority of our foreign currency exchange forward contracts that we expect to mature in 2016 were placed after the strengthening of the United States dollar. Therefore, we do not expect to recognize similar hedging gains in revenue in 2016 and we may even recognize hedging losses in revenue, which may adversely impact periodic revenue comparisons.
Additionally, the expenses that we recognize in relation to our hedging activities can cause our earnings to fluctuate. The changes in forward points paid or received driven by the interest rate spreads between the foreign currencies that we hedge and the United States dollar impact the level and timing of hedging expenses that we recognize in a particular period.

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
We are highly dependent on the principal members of our management, scientific and engineering staff and on the development of adequate succession plans for such employees. If we lose the services of any of these persons and we are unable to find a suitable replacement in a timely manner or we fail to successfully manage our succession planning and organizational development, we may be challenged to effectively manage our business and execute our strategy, which could seriously harm our product development and commercialization efforts. In addition, we require skilled personnel in areas such as microbiology, clinical, sales, marketing and finance. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Attracting, retaining, developing and training personnel, including management, with the requisite skills remains challenging, particularly in the Silicon Valley, where our main office is located. For example, our former Chief Financial Officer ("CFO"), who had served as CFO since April 2008, left Cepheid in February 2015, and his successor, who was appointed in April 2015, left Cepheid in August 2015. Following his departure, we announced the appointment of our new CFO in August 2015. The effectiveness of the new leader in this role and any further transition as a result of this change, could have a negative impact on our results of operations. Additionally, if at any point we are unable to hire, train, develop and retain a sufficient number of qualified employees to support our growth, our ability to conduct and expand our business could be seriously reduced.

We may face issues in connection with our recent implementation of an ERP system.
In order to support our growth, we recently implemented a new ERP system that became operational in the first quarter of 2015. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses as we continue to make enhancements to our integrated financial and supply chain management systems. For example, following implementation we experienced delays in our customer billing and collection processes. Our ERP system implementation and additional enhancements to our financial and supply chain management systems may further disrupt our operations and may not result in improvements that outweigh its costs. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Additionally, our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making further enhancements to our financial and supply chain management systems. Significant disruptions or operational impacts could have a material adverse impact on our results of operation.
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
Our manufacturing facilities are located in Sunnyvale and Lodi, California, Seattle, Washington and Stockholm, Sweden. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities or the manufacturing facilities of our contract manufacturer. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment, or the manufacturing facilities or equipment of our contract manufacturer, are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.
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
We are subject to laws and regulations affecting our domestic and international operations in a number of areas. Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and The NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws, regulations and similar requirements can be onerous and inconsistent from jurisdiction to jurisdiction, which has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting, legal and compliance costs. Any such costs that may arise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services more expensive to our customers, delay the introduction of new products in one or more regions or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.
Additionally, changes to existing accounting rules and standards and the implementation of new accounting rules or standards, such as the new lease accounting or revenue recognition rules, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees as further described below under the heading “Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.”
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
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, stock-based compensation, inventories, convertible debt, business combinations and intangible asset valuations, lease accounting, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition or the way we conduct business and could require us to incur greater accounting fees. For example, significant changes to revenue recognition rules have been enacted and will be effective for us in the first quarter of fiscal year 2018. We could incur significant costs to implement these new rules, including costs to modify our IT systems. In addition, accounting policies affecting many other aspects of our business are under review or being revised by the International Accounting Standards Board.

The “conflict minerals” rule of the Securities and Exchange Commission, or SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain minerals used in manufacturing our products, and could make us less competitive in our target markets.
The SEC's "conflict minerals" rule requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC an audited specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We may incur material costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
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
We have broad discretion in the application of the net proceeds that we received from the issuance of the Notes, including working capital, possible acquisitions and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. We may invest the net proceeds from our Notes in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact the price of our securities.

Guidelines, recommendations and studies published by various organizations may reduce the use of our products.
Professional societies, government agencies, practice management groups, private health/science foundations, research institutions, hospitals and other organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Recommendations of government agencies or from such other societies, agencies, groups, foundations, institutions, hospitals and other organizations may relate to such matters as usage and cost-effectiveness of our GeneXpert systems and tests, and use of related therapies. Guidelines, recommendations and studies have been published about our products and those of our competitors. If followed by healthcare providers and payers or insurers, such recommendations, guidelines or studies could impact the use of our products and, if such recommendations, guidelines or studies are negative about our products, our business could be harmed.
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
The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and is likely to continue to be highly volatile in the future. During the period commencing on January 1, 2015 and through June 30, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $25.64 to $63.52 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.
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
101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on August 8, 2016.

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

101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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