Form 10-Q
period 2016-09-30
CEPHEID
filed 2016-11-03
CIK 1037760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 27, 2016, there were 73,480,343 shares of the registrant’s common stock outstanding.

REPORT ON FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2016

Cepheid®, the Cepheid logo, GeneXpert®, Xpert®, and SmartCycler are trademarks of Cepheid.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEPHEID
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,718	$112,568
Short-term investments	253,457	210,147
Accounts receivable, less allowance for doubtful accounts of $446 as of September 30, 2016 and $383 as of December 31, 2015	81,910	66,550
Inventory, net	155,720	148,690
Prepaid expenses and other current assets	23,056	18,515
Total current assets	629,861	556,470
Property and equipment, net	151,227	127,639
Investments	—	62,175
Other non-current assets	5,632	4,205
Intangible assets, net	20,956	25,241
Goodwill	39,681	39,681
Total assets	$847,357	$815,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,046	$57,771
Accrued compensation	36,863	39,015
Accrued royalties	4,309	5,469
Accrued and other liabilities	30,919	27,451
Current portion of deferred revenue	18,338	12,778
Total current liabilities	146,475	142,484
Long-term portion of deferred revenue	10,614	5,538
Convertible senior notes, net	289,758	281,627
Other liabilities	19,864	15,779
Total liabilities	466,711	445,428
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized, 73,281,941 and 72,415,317 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	458,939	449,704
Additional paid-in capital	292,763	263,429
Accumulated other comprehensive loss, net	(1,074)	(908)
Accumulated deficit	(369,982)	(342,242)
Total shareholders’ equity	380,646	369,983
Total liabilities and shareholders’ equity	$847,357	$815,411
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$158,488	$126,465	$449,269	$391,577
Costs and operating expenses:
Cost of sales	83,390	67,681	229,220	198,259
Collaboration profit sharing	2,915	1,286	4,857	3,879
Research and development	29,912	32,909	93,418	84,987
Sales and marketing	29,302	28,664	87,971	82,678
General and administrative	18,688	15,401	49,161	47,395
Total costs and operating expenses	164,207	145,941	464,627	417,198
Loss from operations	(5,719)	(19,476)	(15,358)	(25,621)
Other income (expense):
Interest income	873	494	2,332	1,283
Interest expense	(3,856)	(3,687)	(11,433)	(10,937)
Foreign currency exchange loss and other, net	(1,012)	(408)	(1,242)	(2,848)
Other expense, net	(3,995)	(3,601)	(10,343)	(12,502)
Loss before income taxes	(9,714)	(23,077)	(25,701)	(38,123)
(Provision for) benefit from income taxes	(1,193)	176	(2,039)	(602)
Net loss	$(10,907)	$(22,901)	$(27,740)	$(38,725)
Basic net loss per share	$(0.15)	$(0.32)	$(0.38)	$(0.54)
Diluted net loss per share	$(0.15)	$(0.32)	$(0.38)	$(0.54)
Shares used in computing basic net loss per share	73,158	72,199	72,890	71,777
Shares used in computing diluted net loss per share	73,158	72,199	72,890	71,777
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,907)	$(22,901)	$(27,740)	$(38,725)
Other comprehensive loss, before tax:
Change in unrealized gains and losses related to cash flow hedges:
Loss recognized in accumulated other comprehensive loss, net	(1,804)	(545)	(1,949)	(1,596)
Loss reclassified from accumulated other comprehensive loss, net to the statement of operations	320	369	1,006	414
Change in unrealized gains and losses related to available-for-sale investments:
Gain (loss) recognized in accumulated other comprehensive loss, net	(86)	(148)	735	(5)
Gain (loss) reclassified from accumulated other comprehensive loss, net to the statement of operations	52	—	42	(3)
Other comprehensive loss, before tax	(1,518)	(324)	(166)	(1,190)
Income tax benefit (expense) related to items of accumulated other comprehensive loss, net	497	—	—	(100)
Comprehensive loss	$(11,928)	$(23,225)	$(27,906)	$(39,815)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CEPHEID
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(27,740)	$(38,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,092	20,170
Amortization of intangible assets	4,286	4,814
Unrealized foreign exchange differences	(757)	2,242
Amortization of debt discount and transaction costs	8,130	7,627
Impairment of acquired intangible assets, licenses, property and equipment	1,286	224
Stock-based compensation expense	29,546	25,752
Excess tax benefits from stock-based compensation expense	—	(53)
Other non-cash items	634	254
Changes in operating assets and liabilities:
Accounts receivable	(15,360)	8,426
Inventory, net	(7,243)	(11,733)
Prepaid expenses and other current assets	(3,693)	(9,691)
Other non-current assets	(57)	(801)
Accounts payable and other current and non-current liabilities	3,877	12,297
Accrued compensation	(2,152)	(511)
Deferred revenue	10,634	(795)
Net cash provided by operating activities	25,483	19,497
Cash flows from investing activities:
Capital expenditures	(49,244)	(29,087)
Cost of acquisitions, net	—	(3,000)
Proceeds from sale of equipment and an intangible asset	44	834
Proceeds from sales of marketable securities and investments	86,310	49,173
Proceeds from maturities of marketable securities and investments	177,479	175,272
Purchases of marketable securities and investments	(244,495)	(198,701)
Transfer from (to) restricted cash	(2,335)	1,792
Net cash used in investing activities	(32,241)	(3,717)
Cash flows from financing activities:
Net proceeds from the issuance of common shares and exercise of stock options	9,288	26,444
Excess tax benefits from stock-based compensation expense	—	53
Principal payment of notes payable	(128)	(121)
Net cash provided by financing activities	9,160	26,376
Effect of foreign exchange rate change on cash and cash equivalents	748	(2,332)
Net increase in cash and cash equivalents	3,150	39,824
Cash and cash equivalents at beginning of period	112,568	96,663
Cash and cash equivalents at end of period	$115,718	$136,487
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
Proposed Transaction with Danaher Corporation
On September 2, 2016, Cepheid entered into a Merger Agreement (the "Merger Agreement") with Danaher Corporation (“Danaher”) pursuant to which Danaher has agreed to acquire Cepheid for $53.00 per share in an all-cash transaction valued at approximately $4.0 billion, inclusive of the Company's net cash (the "Merger"). The transaction is expected to close in the fourth quarter of fiscal 2016, subject to certain conditions, including shareholder approval and other customary closing conditions. Cepheid incurred transaction-related costs of $2.6 million during the three months ended September 30, 2016 in connection with the Merger and expect to incur additional costs related to the Merger during the fourth quarter of fiscal 2016 if the transaction is successfully completed. For additional information related to the Merger and the Merger Agreement, please refer to Cepheid’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 6, 2016 and the Definitive Proxy Statement on Schedule 14A filed with the SEC on October 7, 2016. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to Cepheid’s Current Report on Form 8-K filed September 6, 2016. Upon completion of the Merger, shares of Cepheid common stock will cease trading on The Nasdaq Global Select Market.
Other than transaction expenses associated with the proposed Merger of $2.6 million, which were recorded to general and administrative expense in the Condensed Consolidated Statement of Operations, for the three and nine months ended September 30, 2016, the terms of the Merger Agreement did not impact the Company's Condensed Consolidated Financial Statements.
Basis of Presentation
The Condensed Consolidated Balance Sheet at September 30, 2016, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments that management considers necessary for a fair presentation of the Company’s financial position at such dates, and the operating results and cash flows for those periods. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for such periods are not necessarily indicative of the results expected for the remainder of 2016 or for any future period. The Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from audited consolidated financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Cash, Cash Equivalents, Short-Term Investments and Non-Current Investments
Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its marketable debt securities as cash equivalents, short-term investments or non-current investments based on each instrument’s underlying effective maturity date. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with effective maturities of 12 months or less are classified as short-term, and marketable debt securities with effective maturities greater than 12 months are classified as non-current. All unrealized gains and losses associated with our investments were reported within accumulated other comprehensive loss, a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Interest income includes interest, dividends, amortization of purchase premiums and discounts and realized gains and losses on sales of securities.
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
Restricted Cash
Prepaid expense and other current assets included $3.7 million and $2.7 million of restricted cash as of September 30, 2016 and December 31, 2015, respectively and other non-current assets included $3.4 million and $2.1 million of restricted cash as of September 30, 2016 and December 31, 2015, respectively. The majority of this restricted cash is held as security for bank guarantees provided to a foreign customer contract. The Company is required to maintain such guarantees until its contractual obligations are satisfied under the contract.
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
The Company’s main financial institution for banking operations held 65% and 66% of the Company’s cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively.
The Company’s accounts receivable are derived from sales to customers and distributors. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one direct customer whose accounts receivable balance represented 11% of total accounts receivable as of December 31, 2015. No direct customer represented more than 10% of total accounts receivable as of September 30, 2016.
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
The components of inventories were as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw Materials	$44,108	$39,267
Work in Process	66,097	62,153
Finished Goods	45,515	47,270
Inventory, net	$155,720	$148,690
In addition, capitalized stock-based compensation expense of $2.3 million and $2.5 million were included in inventory as of September 30, 2016 and December 31, 2015, respectively.
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

Earnings Per Share
Basic earnings per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes, using the treasury stock method. In loss periods, the earnings per share calculation excludes all common equivalent shares because their inclusion would be antidilutive. Antidilutive common equivalent shares totaled 10,439,000 and 9,007,000 for the three months ended September 30, 2016 and 2015, respectively, and 11,361,000 and 8,771,000 for the nine months ended September 30, 2016 and 2015, respectively.
The following summarizes the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net loss	$(10,907)	$(22,901)	$(27,740)	$(38,725)
Basic weighted shares outstanding	73,158	72,199	72,890	71,777
Net loss per share	$(0.15)	$(0.32)	$(0.38)	$(0.54)
Diluted:
Net loss	$(10,907)	$(22,901)	$(27,740)	$(38,725)
Basic weighted shares outstanding	73,158	72,199	72,890	71,777
Effect of dilutive securities:
Stock options, ESPP, restricted stock units, restricted stock awards and convertible senior notes	—	—	—	—
Diluted weighted shares outstanding	73,158	72,199	72,890	71,777
Net loss per share	$(0.15)	$(0.32)	$(0.38)	$(0.54)
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The requirements of this ASU are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently assessing the impact of this ASU on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its financial statements.
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

2. Fair Value
During the three months ended September 30, 2016, the Company classified all investments, which are not considered cash equivalents as short-term investments as management no longer has the intent to hold such investments until their expected maturity. As a result, the Company reclassified less than $0.1 million of unrealized investment losses to the statement of operations as a component of other income (expense) in the Condensed Consolidated Statements of Operations.
The following table summarizes the fair value hierarchy for the Company’s financial assets (cash, cash equivalents, short-term investments, non-current investments, and foreign currency derivatives) and financial liabilities (foreign currency derivatives) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

Balance as of September 30, 2016:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$90,126	$25,592	$—	$115,718
Short-term investments:
Asset-backed securities	—	58,975	—	58,975
Corporate debt securities	—	96,125	—	96,125
Commercial paper	—	90,341	—	90,341
Other securities	—	8,016	—	8,016
Total short-term investments	—	253,457	—	253,457
Foreign currency derivatives	—	1,109	—	1,109
Total	$90,126	$280,158	$—	$370,284
Liabilities:
Foreign currency derivatives	$—	$2,612	$—	$2,612
Total	$—	$2,612	$—	$2,612

Balance as of December 31, 2015:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$84,625	$27,943	$—	$112,568
Short-term investments:
Asset-backed securities	—	51,973	—	51,973
Corporate debt securities	—	81,600	—	81,600
Commercial paper	—	48,762	—	48,762
Government agency securities	—	12,684	—	12,684
Other securities	—	15,128	—	15,128
Total short-term investments	—	210,147	—	210,147
Foreign currency derivatives	—	1,431	—	1,431
Investments:
Asset-backed securities	—	11,818	—	11,818
Corporate debt securities	—	36,414	—	36,414
Government agency securities	—	11,944	—	11,944
Other securities	—	1,999	—	1,999
Total investments	—	62,175	—	62,175
Total	$84,625	$301,696	$—	$386,321
Liabilities:
Foreign currency derivatives	$—	$1,298	$—	$1,298
Total	$—	$1,298	$—	$1,298

The estimated fair values of the Company’s other financial instruments which are not measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

Balance as of September 30, 2016:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$355,350	$—	$355,350
Total	$—	$355,350	$—	$355,350

Balance as of December 31, 2015:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible senior notes	$—	$307,481	$—	$307,481
Total	$—	$307,481	$—	$307,481
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
Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically foreign currency spot rate and forward points) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, credit default spot rates, and company specific LIBOR spread). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. The estimated fair value of the convertible senior notes, which have been classified as Level 2 financial instruments, was determined based on the quoted price of the convertible senior notes in an over-the-counter market on September 30, 2016.

3. Investments
The Company’s marketable securities as of September 30, 2016, were classified as available-for-sale securities, with changes in fair value recognized in Accumulated Other Comprehensive Income ("AOCI"), a component of shareholders’ equity. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company classified all investments, which are not considered cash equivalents as short-term investments as management no longer has the intent to hold such investments until their expected maturity.
The following tables summarize available-for-sale marketable securities (in thousands):

Balance as of September 30, 2016:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$58,914	$61	$—	$58,975
Commercial paper	115,902	31	—	115,933
Corporate debt securities	96,017	108	—	96,125
Other securities	8,000	16	—	8,016
Amounts classified as cash equivalents	(25,586)	(6)	—	(25,592)
Total short-term investments	$253,247	$210	$—	$253,457

Balance as of December 31, 2015:
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$52,102	$—	$(129)	$51,973
Commercial paper	76,711	3	(9)	76,705
Corporate debt securities	81,777	—	(177)	81,600
Government agency securities	12,701	—	(17)	12,684
Other securities	15,122	7	(1)	15,128
Amounts classified as cash equivalents	(27,943)	—	—	(27,943)
Total short-term investments	$210,470	$10	$(333)	$210,147
Investments:
Asset-backed securities	$11,884	$—	$(66)	$11,818
Corporate debt securities	36,530	3	(119)	36,414
Government agency securities	11,999	—	(55)	11,944
Other securities	2,001	—	(2)	1,999
Total investments	$62,414	$3	$(242)	$62,175
Proceeds from the sale of marketable securities were $86.3 million and $49.2 million for the nine months ended September 30, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Realized gains and realized and unrealized losses from sales of marketable securities, all of which are reported as a component of other income (expense) in the Condensed Consolidated Statements of Operations, were immaterial for the three and nine months ended September 30, 2016 and 2015.

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company classified all investments, which are not considered cash equivalents as short-term investments as management no longer has the intent to hold such investments until their expected maturity. As a result, the Company recognized less than $0.1 million of unrealized investment losses to the statement of operations as a component of other income (expense) in the Condensed Consolidated Statements of Operations.
The following table summarizes the fair value of the Company’s marketable securities with unrealized losses at December 31, 2015, and the duration of time that such losses had been unrealized (in thousands):

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
The Company evaluated marketable securities, which consist of investments in asset-backed securities, corporate debt securities, government agency securities, commercial paper, and other securities as of December 31, 2015, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the debt issuer, and the Company’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The following table summarizes the amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2016 and December 31, 2015, by contractual maturity (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$194,917	$194,997	$186,311	$186,118
Mature after one year through three years	75,623	75,750	106,377	106,086
Mature in more than three years	8,293	8,302	8,139	8,061
Total	$278,833	$279,049	$300,827	$300,265
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
The Company had a net deferred loss of $1.4 million and net deferred loss of $0.4 million associated with cash flow hedges recorded in AOCI as of September 30, 2016 and December 31, 2015, respectively. Deferred gains and losses associated with cash flow hedges of forecasted foreign currency revenue are recognized as a component of revenues in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of forecasted expenses are recognized as a component of cost of sales, research and development expense, sales and marketing expense and general and administrative expense in the same period as the related expenses are recognized. The Company’s hedged transactions as of September 30, 2016 are expected to occur within twelve months.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into foreign currency exchange loss and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in foreign currency exchange gain (loss) and other, net unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 30, 2016 and 2015.
Gains or losses on derivatives not designated as hedging instruments are recorded in foreign currency exchange gain (loss) and other, net. During the three months ended September 30, 2016 and 2015, the Company recognized a loss of $2.4 million and a gain of $2.3 million, respectively, as a component of foreign currency exchange gain (loss) and other, net, related to derivative instruments not designated as hedging instruments. During the nine months ended September 30, 2016 and 2015, the Company recognized a loss of $2.9 million and a gain of $4.0 million, respectively, as a component of foreign currency exchange gain (loss) and other, net, related to derivative instruments not designated as hedging instruments. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures or ineffective portion or amounts excluded from the effectiveness testing of cash flow hedges.
The notional principal amounts of the Company’s outstanding derivative instruments designated as cash flow hedges are $91.0 million and $117.6 million as of September 30, 2016 and December 31, 2015, respectively. The notional principal amount of the Company’s outstanding derivative instruments not designated as cash flow hedges was $25.9 million as of December 31, 2015. There was no outstanding derivative instruments not designated as cash flow hedges as of September 30, 2016.
The following tables show the Company’s derivative instruments at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,109	$—	$1,109
Derivative Liabilities (b):
Foreign exchange contracts	(2,612)	—	(2,612)

	December 31, 2015
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative Assets (a):
Foreign exchange contracts	$1,390	$41	$1,431
Derivative Liabilities (b):
Foreign exchange contracts	(1,250)	(48)	(1,298)

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued and other liabilities in the Condensed Consolidated Balance Sheets.
The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	Loss Recognized in OCI - Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2016	2015	2016 (a)	2015 (b)	Location	2016	2015
Cash flow hedges:
Foreign exchange contracts	$(1,804)	$(545)	$(320)	$(369)	Foreign currency exchange loss and other, net	$(141)	$(45)
Total	$(1,804)	$(545)	$(320)	$(369)		$(141)	$(45)

(a)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $0.3 million loss within costs and operating expenses and less than a $0.1 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2016.

(b)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $1.2 million loss within costs and operating expenses and a $1.5 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2015.

	Nine Months Ended September 30,
	Loss Recognized in OCI- Effective Portion		Loss Reclassified from AOCI into Income - Effective Portion		Loss Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2016	2015	2016 (a)	2015 (b)	Location	2016	2015
Cash flow hedges:
Foreign exchange contracts	$(1,949)	$(1,596)	$(1,006)	$(414)	Foreign currency exchange loss and other, net	$(491)	$(169)
Total	$(1,949)	$(1,596)	$(1,006)	$(414)		$(491)	$(169)

(a)
Includes gains and losses reclassified from AOCI into net income for the effective portion of cash flow hedges, of which a $1.0 million loss within costs and operating expenses and a less than $0.1 million loss within revenue, were recognized within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016.

(b)
Includes gains and losses reclassified from AOCI into net loss for the effective portion of cash flow hedges, of which a $6.6 million loss within costs and operating expenses and a $6.2 million gain within revenue, were recognized within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015.

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
The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, September 30, 2016
Licenses	$11,256	$(7,859)	$3,397
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(18,290)	17,559
	$55,718	$(34,762)	$20,956
Balance, December 31, 2015
Licenses	$11,454	$(7,280)	$4,174
Technology acquired in acquisitions	8,613	(8,613)	—
Customer relationships and other intangible assets acquired in acquisitions	35,849	(14,782)	21,067
	$55,916	$(30,675)	$25,241
Intangible asset amortization expense was $1.4 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2016, assuming no impairment charges (in thousands):

For the Years Ending December 31,	Amortization Expense

2016 (remaining three months)	$1,426
2017	5,343
2018	5,260
2019	4,235
2020	3,891
Thereafter	801
Total expected future amortization	$20,956
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
For the three and nine months ended September 30, 2016, the Company recorded an income tax expense of $1.2 million and $2.0 million, respectively, primarily related to ordinary tax expense of the Company’s foreign subsidiaries. For the three and nine months ended September 30, 2015, the Company recorded an income tax benefit of $0.2 million and tax expense of $0.6 million, respectively, comprised primarily of ordinary foreign tax expense of the Company’s foreign subsidiaries, partially offset by the tax effect of items in accumulated other comprehensive loss, net.

The Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015 differs from the statutory federal income tax rate of 34%, primarily due to the impact of operations in foreign jurisdictions, as well as income or loss in the United States federal and state jurisdictions for which no tax expense or benefit is recorded. There is a difference in the effective tax rate for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, which is primarily due to levels of losses in the United States for which no income tax benefit was recorded in relation to income generated in foreign jurisdictions.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any significant interest or penalties related to uncertain tax positions, nor had any been accrued for as of September 30, 2016 and December 31, 2015.
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
As of September 30, 2016, the Notes were not yet convertible.
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
The Notes consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Liability component:
Principal	$345,000	$345,000
Less: debt discount, net of amortization and reclassification of debt issuance costs	(55,242)	(63,373)
Net carrying amount	$289,758	$281,627
Equity component (a)	$73,013	$73,013

(a)	Recorded in the condensed consolidated balance sheets within additional paid-in capital, net of $2.0 million issuance costs in equity

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
1.25% coupon	$1,078	$1,078	$3,234	$3,234
Amortization of debt issuance costs	203	157	573	435
Amortization of debt discount	2,551	2,427	7,558	7,193
	$3,832	$3,662	$11,365	$10,862

As of September 30, 2016 and December 31, 2015, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$355,350	$289,758	$307,481	$281,627
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
Based on the closing price of our common stock of $52.69 on September 30, 2016, the if-converted value of the Notes was less than their respective principal amounts.
On September 2, 2016, Cepheid entered into the Merger Agreement with Danaher. At the effective time of the Merger, holders of the Company's $345 million aggregate principal amount of Notes shall have the right to convert such Notes into conversion consideration pursuant to the terms of the indenture under which the Notes were issued. In connection with the closing of the Merger, the capped call transactions will also be settled pursuant to the terms thereof.
8. Commitments, Contingencies and Legal Matters
Purchase Commitments
The following table summarizes the Company’s purchase commitments at September 30, 2016 (in thousands):

Years Ending December 31,	Purchase Commitments
2016 (remaining three months)	$25,273
2017	3,230
2018	—
2019	—
2020	—
Thereafter	—
Total minimum payments	$28,503
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
Based on its ongoing evaluation of the facts and circumstances of the case, including the partial award, the Company believes that it is probable that this arbitration proceeding could result in a material loss. Accordingly, the Company recorded an estimated charge of $20 million as its best estimate of the potential loss as of December 31, 2014, which amount was included in accrued and other liabilities in the Company’s consolidated balance sheets. Taking into account the partial award, this continues to be the Company's best estimate for this potential loss as of September 30, 2016. Depending on the final ruling of the arbitrators, it is possible that the Company could also be responsible for certain fees, costs and/or interest, if any; however, the Company is unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts.
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
On July 16, 2014 Roche filed a lawsuit in the Court, alleging that the Company’s Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, the Company filed its answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable, and not infringed. On November 10, 2014, the Company filed a petition for inter partes review (“IPR”) of the 723 Patent in the United States Patent and Trademark Office (the “USPTO”) and filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, the Company filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, the Company filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute the Company's second petition for IPR. On May 18, 2016, the parties submitted a joint status update to the Court in which Roche stated that it had disclaimed and would not assert the claim the Company had challenged in the second petition for IPR. On May 20, 2016, the Court issued an order lifting the 2015 stay. On July 19, 2016, the Company filed a motion for summary judgment of patent ineligibility as to all asserted claims. The Court is scheduled to conduct an oral hearing on the motion on November 16, 2016, and the Company expects a decision on the motion by the end of 2016. The Company believes that the possibility that these legal proceedings will result in a material loss is remote.

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

9. Employee Equity Incentive Plans and Stock-Based Compensation Expense
The following table is a summary of the major categories of stock-based compensation expense recognized in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$1,784	$1,128	$4,882	$3,177
Research and development	2,765	3,438	7,709	7,913
Sales and marketing	2,207	1,825	6,237	5,018
General and administrative	4,057	3,584	10,878	9,694
Total stock-based compensation expense	$10,813	$9,975	$29,706	$25,802
The following table summarizes option activity under all plans (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding, December 31, 2015	5,442	$39.46
Granted	1,282	$34.54
Exercised	(352)	$13.31
Forfeited	(213)	$39.47
Outstanding, September 30, 2016	6,159	$39.90	4.21	$83,020
Exercisable, September 30, 2016	3,604	$38.18	3.10	$53,971
Vested and expected to vest, September 30, 2016	5,984	$39.85	4.15	$80,667
The following table summarizes all award activity, which consists of restricted stock awards and restricted stock units (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	1,000	$48.44
Granted	669	34.05
Vested	(286)	48.70
Cancelled	(69)	45.75
Outstanding, September 30, 2016	1,314	$41.20
Included in the restricted stock awards and restricted stock units granted during the nine months ended September 30, 2016 are 285,000 performance-based restricted stock units ("PRSUs"), which were granted to certain members of the Company's senior management team that vest upon the achievement of certain performance conditions, the performance period for which is the three-year period from January 1, 2016 to December 31, 2018. The number of PRSUs ultimately earned by each recipient will range from zero to 125% of the target PRSU number awarded to each recipient. Each PRSU will vest as to any earned PRSUs following determination and certification of the level of achievement of specified metrics by the Compensation Committee at the end of the performance period. To the extent earned, each PRSU will be settled by the issuance of one share of Cepheid common stock. Recipients of PRSUs generally must remain employed by Cepheid on a continuous basis through the end of the performance period in order to receive any amount of the PRSUs earned, except that recipients may be entitled to accelerated vesting of PRSUs in the case of the recipient’s death or disability or upon a change in control. In the proposed Merger with Danaher, the PRSUs will be treated as described in the Merger Agreement.

The following table summarizes the assumptions used in determining the fair value of the Company’s stock options granted to employees and directors and shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan (“ESPP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPTION SHARES:
Expected Term (in years)	4.38	4.49	4.45	4.46
Volatility	0.47	0.36	0.44	0.36
Expected Dividends	—	—	—	—
Risk Free Interest Rates	1.14%	1.54%	1.38%	1.46%
Estimated Forfeitures	6.01%	6.14%	6.01%	6.14%
Weighted Average Fair Value Per Share	$14.24	$16.91	$13.12	$17.93
ESPP SHARES:
Expected Term (in years)	1.24	1.22	1.23	1.22
Volatility	0.52	0.34	0.49	0.34
Expected Dividends	—	—	—	—
Risk Free Interest Rates	0.54%	0.41%	0.59%	0.39%
Weighted Average Fair Value Per Share	$13.63	$16.50	$10.20	$16.49
10. Segment and Significant Concentrations
The Company and its wholly owned subsidiaries operate in one business segment.
The following table summarizes total revenue by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
System and other revenue	$27,496	$19,749	$76,618	$62,823
Reagent and disposable revenue	130,992	106,716	372,651	328,754
Total revenue	$158,488	$126,465	$449,269	$391,577
The Company currently sells product through its direct sales force and through third-party distributors. No single customer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2016 and 2015.
The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Geographic revenue information:
North America	$89,122	$73,627	$252,714	$232,119
International	69,366	52,838	196,555	159,458
Total revenue	$158,488	$126,465	$449,269	$391,577
The Company recognized revenue of $87.2 million and $70.7 million for sales to United States customers for the three months ended September 30, 2016 and 2015, respectively, and $246.1 million and $220.3 million for the nine months ended September 30, 2016 and 2015, respectively.
No single country outside of the United States represented more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2016 and 2015.

The following table summarizes long-lived assets, excluding intangible assets and goodwill, by geographic region (in thousands):

	September 30, 2016	December 31, 2015
United States	$129,966	$108,210
Other regions	21,261	19,429
Total long-lived assets	$151,227	$127,639
The Company does not hold a significant amount of long-lived assets in any single country outside of the United States as of September 30, 2016 and December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that relate to future events or our future financial performance and the September 2, 2016 Agreement and Plan of Merger (the “Merger Agreement”) with Danaher Corporation (“Danaher”), and Copper Merger Sub, Inc., a wholly-owned subsidiary of Danaher and the anticipated timing and benefits of the merger contemplated thereby (the “Merger”). In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “potential”, “project” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including, but not limited to, the following: consistency of product availability and delivery; the effectiveness of our sales personnel and our ability to successfully expand and effectively manage increased sales and marketing operations, including expansion of our direct sales force to address the smaller hospital market and the independent reference laboratory market and expansion of our United States sales organization; sales organization productivity and the productivity and effectiveness of our distributors; speed and extent of test menu expansion and utilization; the success of our cost reduction and gross margin improvement efforts; execution of manufacturing operations; our reliance on a single contract manufacturer; our success in increasing product sales under the High Burden Developing Country (“HBDC”) program; the relative mix of commercial and HBDC sales and the relative mix of instrument and test sales; our success in commercial test and commercial system sales; our ability to sell directly to the smaller hospital market and the independent reference laboratory market; the performance and market acceptance of our new products, including our new point-of-care system, the GeneXpert Omni, our new Honeycomb module and new virology and oncology products; manufacturing costs associated with the ramp-up of new products; test performance in the field; testing volumes for our products; unforeseen supply, development and manufacturing problems; our ability to manage our inventory levels; our ability to scale up manufacturing; our research and development budget; the potential need for intellectual property licenses for tests and other products and the terms of such licenses; the environment for capital spending by hospitals and other customers for our diagnostic systems; lengthy sales cycles in certain markets, including the HBDC program and the smaller hospital market; variability in systems placements and reagent pull-through in our HBDC program and the smaller hospital market; the impact of competitive products and pricing; sufficient customer demand; customer confidence in product availability and available customer budgets; the level of testing at clinical customer sites, including for healthcare associated infections; our ability to consolidate customer demand through volume pricing; our ability to develop new products and complete clinical trials successfully in a timely manner for new products; our ability to obtain regulatory approvals for new products; uncertainties related to the United States Food and Drug Administration (“FDA”) regulatory and international regulatory processes; our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto; our reliance on distributors in some regions to market, sell and support our products in certain geographic locations; the occurrence of unforeseen expenditures, asset impairments, acquisitions or other transactions; costs of litigation, including settlement costs and including Merger-related litigation; our ability to manage geographically-dispersed operations; the scope and timing of actual United States Postal Service (“USPS”) funding of the Biohazard Detection System (“BDS”) in its current configuration; the rate of environmental testing using the BDS conducted by the USPS, which will affect the amount of consumable products sold; underlying market conditions worldwide; the impact of foreign currency exchange; protection of our intellectual property and proprietary information; risks relating to the Merger Agreement and Merger, including but not limited to: the timing to complete the Merger, failure to receive necessary shareholder approvals, the risk that a condition to completion of the Merger may not be satisfied, the anticipated benefits of the Merger to Danaher and Danaher’s ability to achieve the synergies and value creation projected to be realized following the completion of the Merger, Danaher’s ability to integrate Cepheid’s business with its own promptly and effectively, the diversion of management and workforce time on Merger-related issues, changes in Danaher’s or Cepheid’s businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flow; changes in acquisition-related transaction costs, the amount of fees paid to advisors and the potential payments to Cepheid executive officers in connection with the Merger, operating costs and business disruption that may be greater than expected, the ability to retain and hire key personnel and maintain relationships with customers, providers or other business partners pending completion of the Merger and the risk that lawsuits challenging the proposed Merger may result in adverse rulings that may impair or delay completion of the Merger; and the other risks set forth under “Risk Factors” and elsewhere in this report. We neither undertake, nor assume any obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

OVERVIEW
We are a molecular diagnostics company that develops, manufactures and markets fully-integrated systems for testing. Our systems enable fast, sophisticated molecular testing for organisms and genetic-based diseases by automating otherwise complex manual laboratory procedures.
On September 2, 2016, we entered into the Merger Agreement with Danaher pursuant to which Danaher has agreed to acquire Cepheid for $53.00 per share in an all-cash transaction valued at approximately $4.0 billion, inclusive of the Company's net cash. The transaction is expected to close in the fourth quarter of fiscal 2016, subject to certain conditions, including shareholder approval and other customary closing conditions. We incurred transaction-related costs of $2.6 million during the three months ended September 30, 2016 in connection with the Merger and expect to incur additional costs related to the Merger during the fourth quarter of fiscal 2016 if the merger is successfully completed. For additional information related to the Merger Agreement, refer to the Definitive Proxy Statement on Schedule 14A filed with the SEC on October 7, 2016.
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

•
Tests. We plan to capitalize on our strengths in nucleic acid chemistry and molecular biology to continue to develop new tests for our systems and offer our customers the broadest menu of Xpert tests designed to address many of the highest volume molecular test opportunities. Our strategy is to offer a portfolio of Xpert tests spanning healthcare-associated infections, infectious disease, sexual health, virology, oncology and genetic disease. For example, in March 2016, we received clearance from the FDA to market our Xpert Carba-R test for use with bacterial isolates. In June 2016, we received clearance from the FDA for expanded claims for use of rectal swabs with Xpert Carba-R as an aid for infection control for monitoring the spread of carbapenem-non-susceptible organisms in healthcare settings. Also in June 2016, our Xpert HIV-1 Qualitative was awarded WHO prequalification. In September 2016, we received clearance from the FDA for expanded claims for the use of urine samples from symptomatic and asymptomatic men with our Xpert Trichomonas test. Also in September 2016, we announced the launch of Xpert C. difficile BT in countries accepting the CE mark, which expands the results reporting capability of our Xpert C. difficile test to detect the presence of binary toxin-producing C. difficile. Additionally, in October 2016, we launched our Xpert Bladder Cancer Monitor and Xpert Bladder Cancer DX tests, which are now commercially available in Germany and cleared for commercial availability in all countries accepting the CE mark. Our Xpert Xpress Flu/RSV test also achieved CE mark in October 2016 and is now available in all countries accepting the CE mark. We now have a cumulative menu of tests of 27 that have achieved CE mark available internationally and 20 unique tests that are FDA cleared in the United States.

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

•
Market segment expansion. We plan to further extend the reach of our GeneXpert system and menu of Xpert tests to additional markets in 2016 and beyond. Following the clearance of our first CLIA-waived test for Flu+RSV at the end of 2015 and the announcement of our non-exclusive United States distribution agreements with Henry Schein in January 2016 and Medline and McKesson in April 2016, our GeneXpert System and menu of moderately complex Xpert tests, including the CLIA-waived test for Flu+RSV, is now increasingly available to the non-acute laboratory market, including moderately complex physician-office laboratories, women's health facilities, large multi-specialty clinics, urgent care facilities and reference laboratories. Our existing GeneXpert Systems along with our Xpress Xpert tests under development will expand our presence in the United States CLIA waived market. Additionally, Henry Schein, Medline, and McKesson will distribute our CLIA-waived products for the GeneXpert Omni, which is expected to launch outside the United States in late 2017, and which we expect to further expand our presence in the point-of-care market in the years following launch.

•
Extend geographic reach. Our European sales and marketing operations are headquartered in France. In addition, as of September 30, 2016, we had direct sales forces in Australia, the Benelux region, Brazil, France, Germany, Hong Kong, India, Italy, South Africa and the United Kingdom, and we have offices in China, Japan and the United Arab Emirates. We expect to continue to expand our international commercial operations capability on both a direct and distributor basis during the remainder of 2016 and in future years.

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
In the Clinical market, we offer tests for the GeneXpert system in the five following disease franchises: (i) healthcare-associated infections, (ii) critical infectious disease, (iii) sexual health, (iv) virology and (v) oncology and genetics. These tests include U.S. Food and Drug Administration (“FDA”) cleared products, such as IVD medical devices, CE Marked products (“CE IVD”), Research Use Only (“RUO”) tests and Emergency Use Authorization ("EUA") tests. As of September 30, 2016, our Xpert menu includes the following FDA cleared tests, CE IVD approved tests, RUO and EUA tests:
Healthcare Associated Infections (HAI), which includes the following tests for infection control in healthcare facilities:

•	Xpert MRSA

•	Xpert MRSA/SA Nasal Complete

•	Xpert MRSA/SA BC for Blood Culture

•	Xpert MRSA/SA SSTI for Skin and Soft Tissue Infections

•	Xpert C. difficile

•	Xpert C. difficile/epi (FDA only)

•	Xpert C. difficile BT (CE IVD only)

•	Xpert Carba-R

•	Xpert Norovirus

•	Xpert Van A for vancomycin resistant enterococci (FDA only)

•	Xpert Van A/Van B (CE IVD only)
Critical Infectious Disease (CID), which includes the following tests for critical illness-causing, highly contagious organisms:

•	Xpert MTB/RIF

•	Xpert EV for Enterovirus

•	Xpert Ebola (EUA)

•	Xpert Flu

•	Xpert Flu/RSV

•	Xpert Flu+RSV (CLIA Waived, FDA Only)
Sexual Health, which includes the following tests for pathogens impacting sexual health:

•	Xpert CT/NG

•	Xpert CT (CE IVD only)

•	Xpert Trichomonas

•	Xpert HPV (CE IVD only)

•	Xpert GBS for Group B Streptococcus

•	Xpert GBS for Lim broth (FDA only)
Virology, which includes the following tests for detection of viruses:

•	Xpert HIV-1 Viral Load (CE IVD only)

•	Xpert HIV-1 Qualitative (CE IVD only)

•	Xpert HCV Viral Load (CE IVD only)
Oncology and Genetic Disease, which includes the following tests for oncology and genetic polymorphism:

•	Xpert Factor II and Factor V Leiden

•	Xpert BCR-ABL Monitor (CE IVD only)

•	Xpert BCR-ABL Ultra (CE IVD only)

•	Xpert BCR-ABL (RUO, US only)

The following tables present certain significant financial measurements for the period indicated (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total revenue	$158,488	$126,465	$32,023	25%	$449,269	$391,577	$57,692	15%
Gross margin	47%	46%	N/A	1%	49%	49%	N/A	—%
Net loss	$(10,907)	$(22,901)	$11,994	(52)%	$(27,740)	$(38,725)	$10,985	(28)%
Diluted net loss per share	(0.15)	(0.32)	0.17	(53)%	(0.38)	(0.54)	0.16	(30)%
Non-GAAP Adjusted Results
Total revenue on a constant currency basis	$159,214	$124,943	$34,271	27%	$452,698	$385,470	$67,228	17%
Non-GAAP gross margin	49%	48%	N/A	1%	51%	51%	N/A	—%
Non-GAAP net income (loss)	$6,448	$(9,131)	$15,579	(171)%	$16,224	$(1,270)	$17,494	(1,377)%
Non-GAAP diluted net income (loss) per share	0.09	(0.13)	0.22	(169)%	0.22	(0.02)	0.24	(1,200)%
*Reconciliations of non-GAAP adjusted measures are presented below under "Use of Non-GAAP Measures".
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue
The following table summarizes total revenue by type (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue:
System and other revenue	$27,496	$19,749	$7,747	39%	$76,618	$62,823	$13,795	22%
Reagent and disposable revenue	130,992	106,716	24,276	23%	372,651	328,754	43,897	13%
Total revenue	$158,488	$126,465	$32,023	25%	$449,269	$391,577	$57,692	15%
Non-GAAP Adjusted Results
Total revenue on a constant currency basis	$159,214	$124,943	$34,271	27%	$452,698	$385,470	$67,228	17%
*Reconciliations of non-GAAP adjusted measures are presented below under "Use of Non-GAAP Measures".
Total revenue increased $32.0 million, or 25%, for the three months ended September 30, 2016, or 27% on a constant currency basis, compared to the same period in the prior year. The increase was primarily attributable to the increase in reagent and disposable revenue of $24.3 million, or 23%, over the same prior year period, driven by an increased volume of reagents sold.
Total revenue increased $57.7 million, or 15%, for the nine months ended September 30, 2016, or 17% on a constant currency basis, compared to the same period in the prior year. The increase was primarily attributable to the increase in reagent and disposable revenue of $43.9 million, or 13%, over the same prior year period, driven by an increased volume of reagents sold.

Reagent and disposable revenue
Reagent and disposable revenue increased $24.3 million, or 23%, for the three months ended September 30, 2016 as compared to the same period in the prior year and increased $43.9 million, or 13%, for the nine months ended September 30, 2016 as compared to the same period in the prior year. The increases in revenue were primarily driven by the performance of our CID, sexual health and HAI disease franchises as shown in the table below for the three and nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

Year-over-Year Changes in Reagent and Disposable Revenue
Three months ended September 30, 2015	$106,716	Nine months ended September 30, 2015	$328,754

Increase in:		Increase in:
CID	7,096	CID	24,344
HAI	4,869	Sexual Health	9,753
Sexual Health	4,708	HAI	7,647
Other	7,603	Other	2,153
Total Increase	24,276	Total Increase	43,897

Three months ended September 30, 2016	$130,992	Nine months ended September 30, 2016	$372,651

For both the three and nine month periods ending September 30, 2016, the increases in revenue from our three major disease franchises as shown above were attributable to the following factors:

•
The increase in revenue from our CID franchise was primarily driven by increases in MTB and Flu test volumes. In particular, the growth in MTB test volumes was driven by our High Burden Developing Countries ("HBDC") program, and a large order from India. The relatively late start of the 2015-2016 flu season also contributed to the increase in the 2016 Flu test volumes compared to the same periods in the prior year.

•	The increase in revenue from our HAI disease franchise was primarily driven by higher test volumes of MRSA, C. Diff. and Carba-R tests.

•	The increase in revenue from our sexual health disease franchise was primarily driven by an increase in CT/NG test volumes.

•	The increase in revenue from other franchises in the three month period ending September 30, 2016 was primarily driven by higher volume of anthrax cartridge sales to the USPS.
For the year ended December 31, 2015, our HAI disease franchise was the largest single contributor to our revenue, accounting for 40% of our total revenue as compared to 42% in 2014 and 46% in 2013. While we expect revenue from our HAI disease franchise will continue to grow on an absolute basis, we expect it will continue to decline as a percentage of total revenue in the foreseeable future as the rate of revenue growth in our CID, sexual health, virology and oncology and genetic disease franchises is expected to outpace the revenue growth in our HAI disease franchise.
System and other revenue
System and other revenue increased $7.7 million, or 39%, for the three months ended September 30, 2016 as compared to the same period in the prior year and $13.8 million, or 22%, for the nine months ended September 30, 2016 as compared to the same period in the prior year. The increases were primarily driven by higher shipment volume to customers participating in the HBDC program and included a large system order delivered to India during the first two quarters of 2016 while we had no such large transactions in 2015.
Our revenue may be subject to seasonal fluctuations driven primarily by the timing and severity of seasonal illnesses such as influenza, respiratory syncytial virus, enteroviruses, and norovirus, which are most prevalent in the first and fourth calendar quarters of the year.
We expect our revenue to continue to increase in the fourth quarter of 2016 primarily driven by an overall increase in sales of our Xpert tests.

The following table provides a breakdown of our revenue by geographic regions (in thousands, expect percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Geographic revenue information:
North America	$89,122	$73,627	$15,495	21%	$252,714	$232,119	$20,595	9%
International	69,366	52,838	16,528	31%	196,555	159,458	37,097	23%
Total revenue	$158,488	$126,465	$32,023	25%	$449,269	$391,577	$57,692	15%
North American revenue
North American revenue increased $15.5 million, or 21%, for the three months ended September 30, 2016 as compared to the same period in the prior year, and increased $20.6 million, or 9%, for the nine months ended September 30, 2016 as compared to the same period in the prior year, in each case, primarily driven by higher sales of reagents, particularly in the areas of HAI, sexual health and CID and also driven by a higher volume of anthrax cartridge sales to the USPS. The increases in North American revenue from HAI, sexual health and CID were primarily driven by the same factors mentioned in our reagent and disposable revenue discussion.
International Revenue
International revenue increased $16.5 million, or 31%, for the three months ended September 30, 2016 as compared to the same period in the prior year, and increased $37.1 million, or 23%, for the nine months ended September 30, 2016 as compared to the same period in the prior year, in each case, primarily driven by higher system sales and higher sales of reagents, primarily in our CID franchise. The increases in international revenue from systems and from CID were primarily driven by the same factors mentioned in our reagent and disposable revenue discussion.
The recent strengthening of the United States dollar has impacted the relative value of sales transactions that are denominated in foreign currencies. On a constant currency basis, we estimate our revenue would have increased 27% and 17%, respectively, for the three month and nine month periods ended September 30, 2016 compared to the same periods in the prior year. We use foreign currency exchange forward contracts to hedge a portion of our forecasted revenue. We estimate the foreign currency movements relative to the United States dollar negatively impacted net revenue in the three month and nine month periods ended September 30, 2016 by approximately $2.2 million and $9.5 million, respectively, inclusive of net hedge benefits of approximately $1.6 million and $6.4 million, respectively, the majority of which were recorded in revenue in the same periods in the prior year.
We expect foreign currency rates will continue to negatively impact our international revenue. The majority of our foreign currency exchange forward contracts for estimated 2016 revenue were placed after the strengthening of the United States dollar. Therefore, we do not expect to recognize similar hedging gains in revenue in 2016.
Costs and Operating Expenses
The following table illustrates the changes in operating expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Costs and operating expenses:
Cost of sales	$83,390	$67,681	$15,709	23%	$229,220	$198,259	$30,961	16%
Collaboration profit sharing	2,915	1,286	1,629	127%	4,857	3,879	978	25%
Research and development	29,912	32,909	(2,997)	(9)%	93,418	84,987	8,431	10%
Sales and marketing	29,302	28,664	638	2%	87,971	82,678	5,293	6%
General and administrative	18,688	15,401	3,287	21%	49,161	47,395	1,766	4%
Total costs and operating expenses	$164,207	$145,941	$18,266	13%	$464,627	$417,198	$47,429	11%

Cost of Sales and Gross Margin
The following table illustrates the changes in gross margins:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Gross margin	47%	46%	1%	49%	49%	—%
Non-GAAP gross margin	49%	48%	1%	51%	51%	—%
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
Gross margin increased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to lower product manufacturing costs, partially offset by a less favorable product mix and a $1.2 million impairment charge related to a canceled information technology project recorded during the three months ended September, 2016. Gross margin remained constant for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the benefit from lower product manufacturing costs, offset by a higher mix of HBDC pricing revenue, driven by a large system and reagent order delivered to India during the first three quarters of 2016 and the impairment charge related to a canceled information technology project.
We currently expect that our gross margin will be higher during the three months ended December 31, 2016 compared to the gross margin for the three months ended September 30, 2016, primarily due to manufacturing cost improvements and a lower mix of revenue derived from our HBDC customers.
Collaboration Profit Sharing
Collaboration profit sharing represents the amount that we pay to Life Technologies Corporation (acquired by Thermo Fisher Scientific) under our collaboration agreement to develop and manufacture reagents for use in the USPS BDS program. Under the agreement, computed gross margin on anthrax cartridge sales are shared equally between the two parties. Collaboration profit sharing expenses increased $1.6 million, or 127%, for the three months ended September 30, 2016 compared to the same period in the prior year and increased $1.0 million, or 25%, for the nine months ended September 30, 2016 compared to the same period in the prior year, in each case, primarily driven by higher anthrax cartridge sales under the USPS BDS program.
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
Research and development expenses decreased $3.0 million, or 9%, for the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to a $2.5 million decrease in clinical trial costs, a $1.6 million decrease in consulting expenses, and $0.7 million decrease in material costs, partially offset by a $1.7 million increase in salaries and employee related expenses, including stock-based compensation expense driven by an approximate 28% increase in research and development headcount as of September 30, 2016 compared to the research and development headcount as of September 30, 2015.
Research and development expenses increased $8.4 million, or 10%, for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to a $7.9 million increase in salaries and employee related expenses, including stock-based compensation expense driven by an approximate 29% increase in the average quarterly headcount, and a $3.9 million increase in material costs, partially offset by a $4.2 million decrease in clinical trial costs.
We currently expect our research and development expenses, as a percentage of revenue, for the fourth quarter of 2016 to be comparable to the first three quarters of 2016.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and employee-related expenses, including commissions and stock-based compensation, travel, facility-related costs and marketing and promotion expenses.

Sales and marketing expenses increased $0.6 million, or 2%, for the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to a $1.3 million increase in salaries and employee related expenses and stock-based compensation expense driven by an approximate 10% increase in sales and marketing headcount as of September 30, 2016 compared to the sales and marketing headcount as of September 30, 2015, as a result of the expansion of our sales force, partially offset by a $0.4 million decrease in travel expenses and a $0.2 million decrease in marketing expense.
Sales and marketing expenses increased $5.3 million, or 6%, for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to a $5.0 million increase in salaries and employee related expenses and stock-based compensation expense, driven by an approximate 15% increase in the average quarterly headcount as a result of the expansion of our sales force.
We currently expect our sales and marketing expenses, as a percentage of revenue, to increase in the fourth quarter of 2016 compared to the first three quarters of 2016.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and employee-related expenses, which include stock-based compensation, travel, facility costs, and legal, accounting and other professional fees.
General and administrative expenses increased $3.3 million, or 21%, for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to $2.6 million of expense directly related to the Merger, and a $0.8 million increase in salaries and employee related expenses and stock-based compensation expense as a result of an approximate 19% increase in general and administrative headcount as of September 30, 2016 compared to the general and administrative headcount as of September 30, 2015, partially offset by lower consulting expenses.
General and administrative expenses increased $1.8 million, or 4%, for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to $2.6 million of expense directly related to the Merger, and a $4.1 million increase in salaries and employee related expenses and stock-based compensation expense driven by an approximate 23% increase in the average quarterly headcount, partially offset by a $4.6 million decrease in legal fees primarily as a result of significant expense in preparing for IPRs and arbitration proceedings with respect to Roche in 2015 and lower consulting expense.
We currently expect our general and administrative expenses, as a percentage of revenue, to increase in the fourth quarter of 2016 as compared to the first three quarters of 2016 primarily driven by the additional costs related to the Merger expected to be incurred during the fourth quarter of fiscal 2016.
Other Income (Expense)
The following table illustrates the changes in our other income (expense), net (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income (expense)
Interest income	$873	$494	$379	77%	$2,332	$1,283	$1,049	82%
Interest expense	(3,856)	(3,687)	(169)	5%	(11,433)	(10,937)	(496)	5%
Foreign currency exchange loss and other, net	(1,012)	(408)	(604)	148%	(1,242)	(2,848)	1,606	(56)%
Total other expense, net	$(3,995)	$(3,601)	$(394)	11%	$(10,343)	$(12,502)	$2,159	(17)%
Other income (expense) primarily consists of interest income earned from our cash, cash equivalents, investment balances, interest expense related to senior convertible notes, notes payable balances outstanding during the period and the net effect of foreign currency exchange transactions, including the net effect of non-qualifying derivative activities.
Interest income increased by $0.4 million, or 77%, for the three months ended September 30, 2016 compared to the same period in the prior year, and increased by $1.0 million, or 82%, for the nine months ended September 30, 2016 compared to the same period in the prior year, in each case, primarily due to an increase in yields in our investment portfolio.

Interest expense increased $0.2 million, or 5%, for the three months ended September 30, 2016 compared to the same period in the prior year, and increased $0.5 million, or 5%, for the nine months ended September 30, 2016 compared to the same period in the prior year, in each case, primarily due to increased accretion of the convertible note discount into interest expense from the issuance of senior convertible notes in February 2014.
Foreign currency exchange loss and other, net increased by $0.6 million, or 148%, for the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to the strengthening of the United States dollar against the British Pound, partially offset by the strengthening South African Rand against the United States dollar during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 when the Euro and South African Rand weakened considerably against the United States dollar. Foreign currency exchange loss and other, net decreased by $1.6 million, or 56%, for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to the strengthening of the United States dollar against the British Pound, partially offset by the strengthening of the Euro and South African Rand against the United States dollar during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 when the Euro and South African Rand weakened considerably against the United States dollar.
Use of Non-GAAP Measures
We have supplemented our reported GAAP financial information with total revenue growth on a constant currency basis, which excludes the impacts of foreign exchange and our cash flow hedges. The foreign exchange impact is the translation impact if revenue for the third quarter of fiscal 2016 was translated at exchange rates applicable during the third quarter of fiscal 2015. We also have supplemented our reported GAAP financial information with non-GAAP gross margin, non-GAAP cost of sales, non-GAAP net income (loss) and non-GAAP net income (loss) per share, each of which do not include the impact of our stock-based compensation expense and amortization of purchased intangible assets. In addition, non-GAAP net income (loss) and non-GAAP net income (loss) per share also exclude merger-related expenses and amortization of debt discount and transaction costs. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with U.S. GAAP. Our management uses the non-GAAP information internally to evaluate our ongoing business, continuing operational performance and cash requirements, and we believe these non-GAAP measures are useful to investors as they provide a basis for evaluating our cash requirements and additional insight into the underlying operating results and our ongoing performance in the ordinary course of our operations.
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
Merger-related Expenses. We incurred costs related directly to the Merger and include legal and other advisory services. We exclude these amounts because these expenses are not reflective of ongoing operating results.
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
The following table reconciles total revenue growth on a constant currency basis, non-GAAP gross margin, non-GAAP cost of sales, non-GAAP net income (loss) and non-GAAP diluted net income (loss) per share from GAAP financial measures (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$158,488	$126,465	$449,269	$391,577
Foreign currency exchange loss on Q3 '16 revenue using Q3 '15 rates	658	—	3,139	—
Loss (benefit) from cash flow hedges	68	(1,522)	290	(4,585)
Total revenue on a constant currency basis	$159,214	$124,943	$452,698	$386,992

Total revenue growth	25%		15%
Total revenue growth on a constant currency basis	27%		17%

Cost of sales	$83,390	$67,681	$229,220	$198,259
Stock-based compensation expense	(1,784)	(1,129)	(4,882)	(3,177)
Amortization of purchased intangible assets	(829)	(829)	(2,487)	(2,877)
Non-GAAP measure of cost of sales	$80,777	$65,723	$221,851	$192,205
GAAP gross margin	47%	46%	49%	49%
Non-GAAP gross margin	49%	48%	51%	51%

Net loss	$(10,907)	$(22,901)	$(27,740)	$(38,725)
Stock-based compensation expense	10,813	9,975	29,706	25,802
Amortization of debt discount and transaction cost	2,754	2,583	8,131	7,627
Merger-related expenses	2,618	—	2,618	—
Amortization of purchased intangible assets	1,170	1,212	3,509	4,026
Non-GAAP measure of net income (loss)	$6,448	$(9,131)	$16,224	$(1,270)

Diluted net loss per share	$(0.15)	$(0.32)	$(0.38)	$(0.54)
Stock-based compensation expense	0.15	0.14	0.40	0.36
Amortization of debt discount and transaction cost	0.04	0.03	0.11	0.10
Merger-related expenses	0.03	—	0.04	—
Amortization of purchased intangible assets	0.02	0.02	0.05	0.06
Non-GAAP measure of net income (loss) per share	$0.09	$(0.13)	$0.22	$(0.02)

Shares used in computing basic and diluted net loss per share	73,158	72,199	72,890	71,777
Shares used in computing Non-GAAP diluted net income (loss) per share	75,125	72,199	74,406	71,777

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$25,483	$19,497	$5,986
Net cash used in investing activities	(32,241)	(3,717)	(28,524)
Net cash provided by financing activities	9,160	26,376	(17,216)
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from customers and our primary cash outflows are purchases of inventory and personnel-related expenses. Net cash provided by operating activities during the first nine months of 2016 increased $6.0 million compared with the first nine months of 2015, primarily due to the following:

•	a decrease in net loss of $11.0 million during the first nine months of fiscal 2016 compared with the same period last year,

•
a favorable impact of $11.4 million from an increase in deferred revenue during the first nine months of 2016 compared with the first nine months of 2015, primarily due to the timing of product shipments and contracts,

•
a favorable impact of $6.0 million from a reduction of the rate of increase in our prepaid expenses and other current assets balance during the first nine months of 2016 compared with the first nine months of 2015, primarily driven by volume and timing of pre-payments and timing of payments of other receivables, and

•	a favorable impact of $4.5 million from a reduction of the rate of increase in our net inventory balance, primarily due to reduced volume and timing of purchases, and

•	a $3.8 million increase in stock-based compensation expense during the first nine months of 2016 compared with the first nine months of 2015; partially offset by

•
an unfavorable impact of $8.4 million from a reduction of the rate of increase in our accounts payable and other current and non-current liabilities balance, primarily driven by timing of payments, and

•
an unfavorable impact of a $15.4 million net increase in the accounts receivable balance during the first nine months of 2016, compared to a favorable impact of a $8.4 million net decrease in the accounts receivable balance during the first nine months of 2015. This unfavorable change was primarily due to an overall increase in revenue and the timing of product shipments.

We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including our growth initiatives, for the next 12 months and beyond.
Cash Flows from Investing Activities
Our cash flows from investing activities are primarily for capital expenditures and purchases of marketable securities and investments, while cash inflows are primarily proceeds from sales and maturities of marketable securities and investments and proceeds from the sale of equipment and intangible assets. Net cash used in investing activities during the first nine months of 2016 increased $28.5 million compared with the first nine months of 2015, primarily due to the following:

•	$20.1 million additional capital expenditures, including the purchase of an additional manufacturing site, leasehold improvements and additional manufacturing capacity; and

•	$6.5 million less net proceeds from sales and maturities of investments during the first nine months of 2016 compared with the first nine months of 2015.
Cash Flows from Financing Activities
Net cash provided by financing activities during the first nine months of 2016 decreased $17.2 million compared with the first nine months of 2015, primarily due to a decrease in net proceeds from issuance of common stock and exercise of stock options of $17.2 million during the first nine months of 2016.
Off-Balance-Sheet Arrangements
As of September 30, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Financial Condition Outlook
We plan to continue to make expenditures to expand our manufacturing capacity and to support our activities in sales and marketing and research and development. These expenditures may vary from quarter to quarter, as evidenced by our increased operating expenses for the three months ended September 30, 2016. We plan to continue to support our working capital needs and anticipate that our existing cash resources will enable us to maintain currently planned operations. Based on past performance and current expectations, we believe that our current available sources of funds will be adequate to finance our operations for at least the next year. This expectation is based on our current and long-term operating plan and may change as a result of many factors, including our future capital requirements and our ability to increase revenues and reduce expenses, which depend on a number of factors outside our control, including general global economic conditions. For example, our future cash use will depend on, among other things, market acceptance of our new products, manufacturing costs associated with the ramp-up of new products, the resources we devote to developing and supporting our products, the expansion of our U.S. sales organization, continued progress of our research and development of potential products, our ability to gain FDA clearance for our new products, the need to acquire licenses to new technology or to use our technology in new markets, expansion through acquisitions and the availability of other financing.
If the Merger is not completed in the future, we may seek additional funds to support our strategic business needs and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, shareholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $1.2 million as of September 30, 2016. In addition, if a 100 basis point change in overall interest rates were to occur in 2016, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2016.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In February 2014, we issued $345.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2021. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $65.10, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of operations during the period in which the notes are converted. The implicit interest rate for the notes is 5.0%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $6.0 million.
Foreign Currency Risk
We operate primarily in the United States and a majority of our revenue, cost, expense and capital purchasing activities for the three months ended September 30, 2016 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in European countries and South Africa and is denominated in a number of currencies, primarily the Euro, United States dollar, British Pound, South African Rand and Australian dollar. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.
We expect to continue to hedge our foreign currency exposure in the future and may use currency forward contracts, currency options and/or other common derivative financial instruments to reduce foreign currency risk. We performed a sensitivity analysis as of September 30, 2016 based on a model that measures the impact of a hypothetical 10% adverse change in foreign exchange rates to the United States dollar (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign exchange rates used in the model were based on the spot rates in effect as of September 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $2.7 million as of September 30, 2016.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 30, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on our ongoing evaluation of the facts and circumstances of the case, including the partial award, we believe that it is probable that this arbitration proceeding could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which amount was included in accrued and other liabilities in our consolidated balance sheets. Taking into account the partial award, this continues to be our best estimate for this potential loss as of September 30, 2016. Depending on the final ruling of the arbitrators, it is possible that we could also be responsible for certain fees, costs and/or interest, if any; however, we are unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts.
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
On July 16, 2014, Roche filed a lawsuit in the Court, alleging that our Xpert MTB-RIF product infringes United States Patent No. 5,643,723 (the “723 Patent”), which expired on July 1, 2014. On September 15, 2014, we filed our answer and counterclaims denying Roche’s allegations of infringement and asking the Court to find the 723 Patent invalid, unenforceable and not infringed. On November 10, 2014, we filed a petition for inter partes review (“IPR”) of the 723 Patent in the USPTO and we filed a motion with the Court to stay this lawsuit pending the outcome of the IPR. On January 7, 2015, the Court issued an order staying the lawsuit pending the outcome of the IPR. On March 16, 2015, we filed a second petition for IPR of an additional claim of the 723 Patent. On June 11, 2015, the USPTO issued a decision declining to institute the first requested IPR. On July 13, 2015, we filed a request for reconsideration of the first petition for IPR with respect to certain challenged claims. On September 16, 2015, the USPTO denied the request for reconsideration. On September 17, 2015, the USPTO decided to institute our second petition for IPR. On May 18, 2016, the parties submitted a joint status update to the Court in which Roche stated that it had disclaimed and would not assert the claim we had challenged in the second petition for IPR. On May 20, 2016, the Court issued an order lifting the 2015 stay. On July 19, 2016, we filed a motion for summary judgment of patent ineligibility as to all asserted claims. The Court is scheduled to conduct an oral hearing on the motion on November 16, 2016, and we expect a decision on the motion by the end of 2016. We believe that the possibility that these legal proceedings will result in a material loss is remote.
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
Risks Related to the Merger
Our proposed merger with Danaher Corporation may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
On September 2, 2016, we entered into the Merger Agreement with Danaher Corporation and Copper Merger Sub, Inc., a wholly-owned subsidiary of Danaher, pursuant to which Cepheid would become a wholly-owned subsidiary of Danaher if the Merger is completed. The Merger Agreement is subject to closing conditions beyond our control, including the approval requirement that holders of more than 50% of our outstanding common stock adopt the Merger Agreement, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
if the Merger is not completed, and no other party is willing and able to acquire us at a price of $53.00 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and continue to incur, significant expenses for professional services in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Danaher a $131,000,000 termination fee.
The announcement and pendency of the Merger could adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed merger with Danaher could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

•	diversion of significant management time and resources towards the completion of the merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers, and other business partners;

•
restrictions on the conduct of our business prior to the completion of the merger, which prevent us from taking specified actions without the prior consent of Danaher, which we might otherwise take in the absence of the Merger Agreement; and

•	litigation relating to the Merger and the related costs.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed Merger.
Uncertainty among our employees about their future roles after the completion of the proposed merger with Danaher may impair our ability to attract, retain and motivate key personnel. In addition, some of our key employees are entitled to accelerated vesting of outstanding equity awards as a result of the completion of the proposed merger, or to severance payments if they terminate their employment after the proposed merger as a result of specified circumstances, including changes in their duties, positions, compensation and benefits, or their primary office location. These factors may encourage some key employees to consider career changes, distracting them from performing their duties to our company. In addition, distractions for the workforce and management associated with integrating our employees into the Danaher workforce could arise in the time before completion of the Merger. Any of these issues could have an adverse effect on our business operations and financial performance.
Our important business relationships may be disrupted due to uncertainties associated with the Merger, which could adversely affect our business.
Some of the parties with which we do business may be uncertain about their business relationships with us as a result of the proposed Merger. For example, customers, distributors, suppliers, vendors and others may attempt to negotiate changes in their existing business relationships with us or they may consider entering into alternative business relationships with other parties. Some of our customers, distributors, suppliers, vendors and others may have rights to terminate contracts that are triggered upon completion of the proposed merger. These disruptions could have an adverse effect on our businesses, financial condition or results of operations, or the prospects of the combined business. Any delay in completion of the Merger, or termination of the Merger Agreement, could exacerbate these risks and adverse effects.
Various lawsuits that have been filed challenging the proposed Merger may prevent the Merger from being completed.
Lawsuits challenging the proposed Merger have been filed and other similar lawsuits may be filed in the future. An adverse ruling in any such lawsuit may prevent the Merger from being completed.
One of the conditions to completion of the Merger is the absence of any applicable law or any order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order enjoining completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected time frame. In addition, we intend to defend the lawsuits vigorously, which may involve considerable expense.

Risks Related to Our Business
We have a history of operating losses and may not achieve profitability again.
We incurred operating losses in each annual fiscal year since our inception, except for 2011. For the nine months ended September 30, 2016, we had a net loss of $27.7 million, and in 2015 and 2014 we experienced a net loss of $48.5 million and $50.1 million, respectively. As of September 30, 2016, we had an accumulated deficit of approximately $370.0 million. We do not expect to be profitable for fiscal 2016 and our ability to be profitable in the future will depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to successfully penetrate the Clinical market, our ability to successfully market the GeneXpert system and develop and market additional Xpert tests, our ability to successfully expand our United States sales organization and international commercial operations and the success of our sales organization in selling our systems and tests, the timing and success of market entry to the point-of-care market and the introduction of the GeneXpert Omni, the acceptance and success of our Xpert tests in the point-of-care market upon launch, our ability to diversify our revenue streams by successfully selling and marketing our existing products while introducing new products and increasing the volume of sales of such new products, the success of our distributor relationships, particularly in expanding our offerings into non-acute care laboratory customers, including moderately complex physician office labs, our ability to secure regulatory approval of additional Xpert tests, our ability to gain FDA regulatory and international regulatory clearance for our new products, our ability to continue to grow sales of Xpert tests, our ability to compete effectively against current and future competitors, the increasing number of competitors in our market that could reduce the average selling price of our products, the continued development of our HBDC program, the amount of products sold through the HBDC program and the extent of global funding for such program, our ability to penetrate new geographic markets, global economic and political conditions and our ability to increase manufacturing throughput. Our ability to be profitable also depends on our expense levels and product gross margin, which are also influenced by a number of factors, including: the mix of revenue from Clinical reagent sales and GeneXpert system sales as opposed to GeneXpert Infinity system sales and sales under our HBDC program, both of which have lower gross margins; the resources we devote to developing and supporting our products; increases in manufacturing costs associated with our operations, including those associated with ramp-up of new products; increases in costs related to our distributor relationships; our ability to improve manufacturing efficiencies; our ability to manage our inventory levels; third-party freight costs; the resources we devote to our research and development of, and compliance with regulatory processes for, potential products; license fees or royalties we may be required to pay; the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses; the impact of foreign currency exchange rates; and the prices at which we are able to sell our GeneXpert systems and Xpert tests. Our manufacturing expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue to offset higher expenses. These expenses or a reduction in the prices at which we are able to sell our products, among other things, may cause our net income and working capital to decrease. For example, our gross margin for the third quarter of 2015 was lower than expected due primarily to a higher proportion of lower-margin HBDC business and less commercial business as well as higher than expected manufacturing expenses associated with the ramp-up to volume of our newest virology tests. If we fail to grow our revenue, manage our expenses and improve our gross margin, we may never achieve profitability again. If we fail to do so, the market price of our common stock will likely decline.

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
A substantial majority of our revenue is derived from our HAI and CID disease franchises.
We classify our primary revenue generating products into systems and tests and reagents and disposables. Our reagents and disposables revenue can be categorized into the following five disease franchises: Healthcare-Associated Infections (HAI); Critical Infectious Disease (CID); Sexual Health; Virology; and Oncology and Genetic Disease. Historically we have been substantially dependent on revenues from our HAI products. For fiscal 2015, our HAI disease franchise represented approximately 40% of our total revenue and together with our CID disease franchise represented approximately 64% of our total revenue. Further, for fiscal 2016 our tests for MRSA and C. difficile represented the majority of our HAI revenues. While we continue to expand and develop our other disease franchises, we expect that sales of our HAI products will continue to account for a significant portion of our revenue for the foreseeable future and that sales of our HAI tests and CID tests will collectively continue to account for a majority of our revenue for the foreseeable future. Our ability to execute our growth strategy will depend, in part, upon the continued demand for tests in these disease franchises. For example, we note that revenues from our HAI tests have decreased, as a percentage of revenue, each of the past years and growth in our HAI tests has slowed over the past three years. If such trends continue and are not offset by growth of products in other disease franchises, our financial results could be harmed. Additionally, our MRSA tests and C. difficile tests represent a majority of the revenue from our HAI disease franchise and if the sales of these tests slow due to alternative testing solutions or a decrease in the infection rate of MRSA and C. difficile, then our financial results could be harmed. Underperformance of our HAI and CID disease franchises could have a significant adverse impact on our business, financial condition and operating results.
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
In late 2014, we consolidated our global commercial operations under a single executive, our Executive Vice President, Worldwide Commercial Operations, to emphasize end-to-end accountability, eliminate duplication and clarify decision responsibilities, and reduce organizational complexity. In addition to the re-alignment of our organizational structure, over the past 2 years, we have substantially expanded our United States sales force and redesigned our sales territories. If such expansion efforts are not successful, it could be disruptive to our sales and our ability to generate revenue will be negatively impacted.
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
In the Clinical market, our products are regulated as medical device products by the FDA and comparable agencies of other countries, for example, the Pharmaceuticals and Medical Devices Agency ("PMDA") of Japan and the China Food and Drug Administration ("CFDA"). In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require premarket approval from the FDA prior to marketing. In general, there are two types of FDA review processes applicable to our products: a premarket approval (“PMA”) and a 510(k) clearance. The PMA review process is much more costly, lengthy and uncertain, and generally takes from six months to one year or longer to complete after a submission. In some cases, the FDA may convene an expert advisory panel to independently review a submission and make a recommendation to approve or deny the submission. The 510(k) review process usually takes approximately three months after a submission, although the review process can sometimes take longer, particularly for novel or first-in-class products. Clinical studies are required to support both PMA and 510(k) submissions in the United States. Similar studies are required in other countries to support regulatory submissions, including for example, submissions to the PMDA in Japan and to the CFDA in China. Certain of our products for use on our GeneXpert and SmartCycler systems, when used for clinical purposes in the United States, may require PMA, and all such tests will most likely, at a minimum, require 510(k) clearance. Products intended for use in point-of-care settings, such as those intended to be used outside of the typical hospital laboratory environment (e.g., a physician office laboratory), require supplemental human factors clinical studies and an additional regulatory submission known as a CLIA waiver application. For example, we are seeking CLIA waiver for use of our next generation Flu/RSV, Flu, and Group A Strep tests on GeneXpert II and IV. CLIA waiver applications may be submitted concurrently with a PMA or 510(k), or sequentially after a PMA or 510(k) review has been completed. Concurrent review of a CLIA waiver application with a PMA or 510(k) takes approximately 210 days from submission. Sequential review of a CLIA waiver application after a PMA approval or 510(k) clearance takes approximately 180 days from submission. Clinical trials are expensive and time-consuming, as are human factors studies required for a CLIA waiver. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including PMA and 510(k) submissions, by hiring new investigators and increasing inspections of both domestic and foreign manufacturing facilities. We continue to monitor the FDA Office of In Vitro Diagnostics and Radiological Health ("OIR") and analyze how its decisions will impact the approval or clearance of our products and our ability to improve our systems and tests. The OIR has proposed a new class of devices that would be subject to heightened review processes, following an Institute of Medicine report on the 510(k) regulatory process that was released in late July 2011, but has since deferred any action on this proposal. At any time, actions proposed by the OIR could result in significant changes to the PMA or 510(k) processes, which could complicate the product approval or clearance process. If we fail to adequately respond to the increased scrutiny for the PMA and 510(k) submission processes, our business may be adversely impacted.
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
Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Moreover, from time to time, we are subject to patent litigation and receive correspondence and other communications from companies that ask us to evaluate the need for a license of patents they hold, and indicating or suggesting that we need a license to their patents in order to offer our products and services or to conduct our business operations. For example, we are currently engaged in litigation as further described in Part II, Item 1 “Legal Proceedings.” At this point in time we believe that it is probable that the Roche arbitration proceeding disclosed in Part II, Item 1 “Legal Proceedings” could result in a material loss. Accordingly, we recorded an estimated charge of $20 million as our best estimate of the potential loss as of December 31, 2014, which was included in our consolidated balance sheet. This continues to be our best estimate for this potential loss as of September 30, 2016. Further, if we were to incur a loss in the arbitration proceeding, depending on the final ruling of the arbitrators, it is possible that we could also be responsible for certain fees, costs and/or interest, if any; however, we are unable at this time to determine the likelihood of whether these potential outcomes will occur or estimate their respective potential amounts. Even if we are successful in defending against any current or future patent claims, we would likely incur substantial costs in doing so. Any litigation related to existing claims and others that may arise in the future would likely consume our resources and could lead to significant damages, royalty payments or an injunction on the sale of certain products. Any additional licenses to patented technology could obligate us to pay substantial additional royalties, which could adversely impact our product costs and harm our business.

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
We maintain our cash assets at commercial banks in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. In the event of the commercial banks failing, we may lose the amount of our deposits over any federally-insured amount, which could have a material adverse effect on our financial conditions and our results of operations. Accordingly, we monitor the credit rating of our commercial banks.

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
The market price of our common stock, like the securities of many other medical product companies, fluctuates over a wide range, and is likely to continue to be highly volatile in the future. During the period commencing on January 1, 2015 and through September 30, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $25.64 to $63.52 per share. Because our stock price has been volatile, investing in our common stock is risky. Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit Number		Incorporated by Reference			Filing	Filed
	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated September 2, 2016, by and among Cepheid, Danaher Corporation and Copper Merger Sub, Inc.	8-K	000-30755	2.1	9/6/2016
10.1 †	Form of Performance-Based Restricted Stock Unit Award Agreement, including Notice of Performance Based Restricted Stock Unit Award.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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

†
Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing, and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California on November 3, 2016.

CEPHEID
(Registrant)

/S/ JOHN L. BISHOP
John L. Bishop
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ Daniel E. Madden
Daniel E. Madden
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated September 2, 2016, by and among Cepheid, Danaher Corporation and Copper Merger Sub, Inc.

10.1 †	Form of Performance-Based Restricted Stock Unit Award Agreement, including Notice of Performance Based Restricted Stock Unit Award.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Cepheid’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

†
Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing, and have been filed separately with the Securities and Exchange Commission.